Form 10QSB
period 2003-09-30
SAN RAFAEL BANCORP
filed 2003-11-14
CIK 1099980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 333-105991

SAN RAFAEL BANCORP

(Exact name of small business issuer as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

851 Irwin Street, San Rafael California 94901
(Address of principal office)

Issuer’s telephone number: (415) 454-1212

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of November 10, 2003:  3,129,129 shares

Transitional small business disclosure format

(Check one):

Yes                            ☐                                    No                                ☒

PART 1

FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of San Rafael Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality and certain operating efficiencies resulting from the operations of Tamalpais Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the business in which the combined organization will be engaged; and (5) other risks detailed in the San Rafael Bancorp  filings  with the Securities and Exchange Commission.

Moreover, wherever phrases such as or similar to “In Management’s opinion”, or “Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

FINANCIAL INFORMATION

The information for the three months and nine months ended September 30, 2003 and September 30, 2002 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of San Rafael Bancorp (the Company) at September 30, 2003 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1.             FINANCIAL STATEMENTS

SAN RAFAEL BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2003, December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$3,356,574	$2,290,658
Federal funds sold	820,869	1,007,966
Investment in money market funds	—	30
Total Cash and Cash Equivalents	4,177,443	3,298,654
Interest-bearing time deposits in other financial institutions	3,129,476	7,214,069
Investment securities
Available-for-sale	30,634,308	37,657,209
Held-to-maturity, at cost	22,076,106	35,628,175
Federal Home Loan Bank restricted stock, at cost	3,378,500	4,332,700
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	229,537,505	176,888,705
Less: Allowance for loan losses	(2,511,078)	(1,942,122)
	227,026,427	174,946,583
Bank premises and equipment, net	1,562,329	1,189,133
Accrued interest receivable	1,441,301	1,456,291
Other assets	3,668,689	2,049,737
Total Assets	$297,144,579	$267,822,551
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$8,306,269	4,390,518
Interest-bearing checking deposits	6,501,793	5,727,551
Money market and saving deposits	80,562,568	75,782,566
Certificates of deposit greater than or equal to $100,000	25,492,960	29,437,903
Certificates of deposit less than $100,000	84,049,984	60,565,890
Total Deposits	204,913,574	175,904,428
Federal Home Loan Bank Advances	67,569,220	69,869,434
Bancorp Obligated Mandatorily Redeemable Preferred
Securities of Subsidiary Trust Holding Solely Junior
Subordinated Debentures	10,000,000	10,000,000
Accrued interest payable and other liabilities	1,291,978	1,035,136
Total Liabilities	283,774,772	256,808,998
Commitment and Contingencies

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,129,129, and 3,128,739 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,695,406	3,693,716
Retained earnings	9,433,603	7,364,043
Accumulated other comprehensive income	240,798	(44,206)
Total Stockholders’ Equity	13,369,807	11,013,553
Total Liabilities and Stockholders’ Equity	$297,144,579	$267,822,551

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$3,891,353	$3,058,073	$11,196,555	$8,423,547
Interest on investment securities	328,433	332,496	1,266,935	332,496
Interest on Federal funds sold	3,005	36,511	12,811	84,950
Interest on other investments	34,109	54,657	142,521	113,697
Interest on deposits in other financial institutions	34,739	83,711	132,292	248,589
Total Interest Income	4,291,639	3,565,448	12,751,114	9,203,279

Interest Expense
Interest expense on deposits	1,034,436	1,001,651	3,223,899	3,006,115
Interest expense on borrowed funds	380,738	362,461	1,150,735	608,276
Interest expense on Trust Preferred Securities	123,547	141,385	379,430	141,385
Total Interest Expense	1,538,721	1,505,497	4,754,064	3,755,776
Net Interest Income Before Provision for Loan Losses	2,752,918	2,059,951	7,997,050	5,447,503

Provision for Loan Losses	167,000	225,122	568,956	475,122
Net Interest Income After Provision for Loan Losses	2,585,918	1,834,829	7,428,094	4,972,381

Noninterest Income
Gain on sale or brokerage of loans	7,177	—	7,177	7,169
Loss on sale of securities, net	(1,175)	(4,280)	(1,175)	(4,280)
Loan servicing	20,347	21,192	93,033	85,280
Other income	119,270	78,066	300,451	212,567
Total Noninterest Income	145,619	94,978	399,486	300,736

Noninterest Expenses
Salaries and benefits	875,352	556,285	2,499,586	1,638,909
Occupancy	155,489	61,287	419,793	166,901
Advertising	97,228	56,210	206,850	139,054
Professional	60,236	35,097	179,658	117,776
Data processing	49,482	37,589	136,122	100,999
Equipment and depreciation	52,140	37,497	180,958	120,757
Other administrative	302,145	228,905	777,981	599,318
Total Noninterest Expense	1,592,072	1,012,870	4,400,948	2,883,714

Income Before Income Taxes	1,139,465	916,937	3,426,632	2,389,403
Provision for Income Taxes	453,000	411,000	1,357,072	958,500
Net Income	$686,465	$505,937	$2,069,560	$1,430,903
Earnings Per Share
Basic	$0.22	$0.16	$0.66	$0.46

Diluted	$0.21	$0.16	$0.65	$0.45

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2003 and 2002

	Common Stock		Comprehensive	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Income	Earnings	Income	Equity

Balance, January 1, 2003	3,128,739	$3,693,716		$7,364,043	$(44,206)	$11,013,553

Stock options exercised	390	1,690				1,690
Comprehensive income
Net Income for the period			$2,069,560	2,069,560		2,069,560
Unrealized security holding gains (net of $189,533 tax)			284,299		284,299	284,299
Less reclassification adjustments for losses (net of $470 tax)			705		705	705
Total Comprehensive Income			$2,354,564
Balance, September 30, 2003	3,129,129	$3,695,406		$9,433,603	$240,798	$13,369,807

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARIES
Consolidated Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2003 and 2002

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,069,560	$1,430,903
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	206,436	132,516
Provision for loan losses	568,956	475,122
Deferred income taxes	—	—
Change in unearned income, net of amortization	83,679	(39,513)
Change in loan servicing asset, net of amortization	92,977	132,979
Net amortization of investment securities	1,180,885	205,719
FHLB stock dividends	(146,800)	(21,400)
Loss on sale of investment securities	(1,175)	(4,280)
Gain on sale of loans	7,177	7,169
Loss on sale of fixed assets	—	—
Net change in accrued interest receivable and other assets	(1,886,942)	(807,205)
Net change in accrued interest payable and other liabilities	256,842	360,937
Net Cash Provided By Operating Activities	2,431,595	1,872,947

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(52,739,657)	(42,440,269)
Principal reduction in mortgage-backed securities	28,190,767	877,797
Purchase of investment securities available-for-sale	(9,963,438)	(69,138,802)
Proceeds from sales of securities available-for-sale	3,055,644	—
Purchase of investment securities held-to-maturity	(1,412,705)	(4,432,068)
Net change in interest earning deposits	4,084,593	(971,416)
Purchase of Federal Home Loan Bank stock	—	(3,796,600)
Redemption of Federal Home Loan Bank stock	1,101,000	—
Proceeds from sale of investment securities available-for-sale	—	—
Purchase of property and equipment	(579,632)	(418,501)
Proceeds from sale of property	—	—
Net Cash Used By Investing Activities	(28,263,428)	(120,319,859)

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002 (unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$29,009,146	$30,531,366
Net change in FHLB advances	(2,300,214)	74,678,538
Repayments on long-term debt	—	(2,962,985)
Proceeds from note payable	—	—
Issuance of Bancorp obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	10,000,000
Dividends paid	—
Stock repurchased	—	(94,938)
Stock proceeds	1,690	25,913
Net Cash Provided By Financing Activities	26,710,622	112,177,894

Net (Decrease)/ Increase in Cash and Cash Equivalents	878,789	(6,269,018)
Cash and Cash Equivalents, Beginning of Period	3,298,654	11,248,845
Cash and Cash Equivalents, End of Period	$4,177,443	$4,979,827

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$4,668,496	$3,702,337
Income taxes paid	$1,455,000	$959,491

Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$285,004	$167,600
Origination of loan for sale of bank premises	$—	$—

Non-Cash Financing Activities
Tax effect of stock options exercised	$—	$4,209
Stock awards	$—	$39,000

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of San Rafael Bancorp and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in  management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank, established in 1991, and San Rafael Capital Trust 1 which was established in June 2002. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2003 and 2002, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report for the year ended December 31, 2002.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $46,948,000 in commitments to fund commercial real estate, construction, and land development loans, $3,194,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $10,816,000 in other unused commitments as of September 30, 2003.  The Company had approximately $50,000 outstanding standby Letters of Credit, $28,847,000 in commitments to fund commercial real estate, construction, and land development loans, $1,235,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $9,801,000 in other unused commitments as of December 31, 2002.

NOTE 3 - Earnings Per Common Share

The Company declared a 3 for 2 stock split on January 28, 2003. As a result of the stock split the number of common shares outstanding and earnings per share data was adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Income	$686,465	$505,937	$2,069,560	$1,430,903
Weighted average shares:
Basic weighted average number of common shares outstanding	3,129,129	3,134,589	3,129,039	3,133,099
Dilutive effect of stock options	72,072	68,659	70,934	68,659
Diluted weighted average number of common shares outstanding	$3,201,201	$3,203,248	$3,199,973	$3,201,758

Net income per common share:
Basic	$0.22	$0.16	$0.66	$0.46
Diluted	0.21	0.16	0.65	0.45

NOTE 4 - Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, permits companies to continue using the intrinsic-value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123. Using the fair value method the Company’s net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$686,465	$505,937	$2,069,560	$1,430,903
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(3,844)	—	(3,844)	(32,884)
Pro forma net income	$682,621	$505,937	$2,065,716	$1,398,019

Basic earnings per share:
As reported	$0.22	$0.16	$0.66	$0.46
Pro forma	0.22	0.16	0.66	0.45

Diluted earnings per share:
As reported	$0.21	$0.16	$0.65	$0.45
Pro forma	0.21	0.16	0.65	0.44

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of San Rafael Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality and certain operating efficiencies resulting from the operations of Tamalpais Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the business in which the combined organization will be engaged; and (5) other risks detailed in the San Rafael Bancorp  filings  with the Securities and Exchange Commission.

Moreover, wherever phrases such as or similar to “In Management’s opinion” “Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses.

The allowance for loan and lease losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries.

We evaluate our allowance for loan and lease loss on a monthly basis.  We believe that the allowance for loan and lease loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

We determine the appropriate level of the allowance for loan and lease losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  We segment the loan and lease portfolios into as many components as practical.  Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  We analyze the following components of the portfolio and provide for them in the allowance for loan losses:

•                  All significant credits on an individual basis that are classified doubtful.

•                  All other significant credits reviewed individually.  If no allocation can be determined for such credits on an individual basis, they shall be provided for a part of an appropriate pool.

•                  All other loans and leases that are not included by our credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g. pools of smaller delinquent, special mention and classified commercial and industrial, Real Estate Loans).

•                  Homogenous loans that have not been reviewed individually, or are not delinquent, classified, or designated as special mention (e.g. pools of real estate mortgages).

•                  All other loans that have not been considered or provided for elsewhere (e.g. pools of commercial and industrial loans that have not been reviewed, classified, or designated special mention, standby letters of credit, and other off-balance sheet commitments to lend).

No assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan and lease losses.

Available for Sale Securities.

SFAS 115 requires that Available for Sale securities be carried at fair value.  We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.  Adjustments to the available for sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Deferred Tax Assets.

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

General

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere herein.

The consolidated Company is comprised of three entities, the parent company, San Rafael Bancorp (Bancorp), and its two wholly owned subsidiaries, Tamalpais Bank (Bank) and San Rafael Capital Trust I (Trust).  The Trust was formed during 2002 for the purpose of enabling the Company to issue trust preferred securities and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10 million of trust preferred securities are so reflected.  The Bank represents substantially all of the operational activities of the Company, and accordingly, the discussion and analysis of the Bank and Company are substantially the same.

For the three months ended September 30, 2003, we reported, on a consolidated basis, net income of $686,000 as compared to $506,000 for the three months ended September 30, 2002.  Basic earnings per share were $0.22 for the three months ended September 30, 2003 as compared to $0.16 for the three months ended September 30, 2002.  Diluted earnings per share were $0.21 for the three months ended September 30, 2003 as compared to $0.16 for the three months ended September 30, 2002.  The increase in net income was a result of several factors.  Net interest income increased by $693,000 while provisions for loan losses decreased by $58,000.  Noninterest income increased by $51,000, primarily as a result of a $37,000 increase in loan prepayment penalties.  However, noninterest expense increased by $579,000, primarily due to increased salaries and benefits and other administrative expenses.  Income tax expense increased by $42,000 as a result of increased pre-tax earnings.

For the nine months ended September 30, 2003, we reported, on a consolidated basis, net income of $2,070,000 as compared to $1,431,000 for the nine months ended September 30, 2002.  Basic earnings per share were $0.66 for the nine months ended September 30, 2003 as compared to $0.46 for the nine months ended September 30, 2002.  Diluted earnings per share were $0.65 for the nine months ended September 30, 2003 as compared to $0.45 for the nine months ended September 30, 2002.  The increase in net income was a result of several factors.  Net interest income increased by $2,550,000 while provisions for loan losses increased by $94,000.  Noninterest income increased by $99,000, primarily as a result of an $88,000 increase in loan prepayment penalties.  However, noninterest expense increased by $1,517,000, primarily due to increased salaries and benefits and occupancy expenses.  Income tax expense increased by $399,000 as a result of increased pre-tax earnings.

As of September 30, 2003, consolidated total assets were $297,145,000 as compared to $267,823,000 at December 31, 2002, which represents an increase of approximately 11%.  Net loans increased $52,080,000 from $174,947,000 at December 31, 2002 to $227,026,000 at September 30, 2003.  Total investment securities decreased by $20,575,000 during the nine months ending September 30, 2003. Total deposits increased $29,009,000 from $175,904,000 at December 31, 2002 to $204,914,000 at September 30, 2003.  Stockholders’ equity increased $2,356,000 from $11,014,000 as of September 30, 2002 to $13,370,000 as of September 30, 2003.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

	Nine Months Ended
	9/30/03			9/30/02
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$61,108	$1,267	2.77%	$15,008	$332	2.96%
Other investments	3,934	143	4.84%	5,128	114	2.96%
Interest-bearing deposits in other financial institutions	4,465	132	3.96%	8,976	249	3.70%
Federal funds sold	1,516	13	1.13%	7,235	85	1.57%
Loans (2)	205,012	11,197	7.30%	138,082	8,424	8.16%
Total Interest-Earning Assets	276,035	12,751	6.18%	174,429	9,203	7.05%
Allowance for loan losses	(2,225)			(1,499)
Cash and due from banks	2,671			2,214
Net premises, furniture and equipment	1,471			1,815
Other assets	5,658			2,213
Total Assets	$283,610			$179,171
Liabilities and Shareholders’ Equity
Interest-bearing demand	$5,834	38	0.87%	$4,070	31	1.02%
Savings deposits (3)	77,788	915	1.57%	56,946	979	2.30%
Time deposits	104,638	2,271	2.90%	73,062	1,995	3.65%
Other borrowings	64,683	1,151	2.38%	27,180	608	2.99%
Trust preferred securities	10,000	379	5.07%	3,333	141	5.67%
Total Interest-Bearing Liabilities	262,943	4,754	2.42%	164,591	3,755	3.05%
Non-interest deposits	6,447			3,655
Other liabilities	1,969			1,070
Total Liabilities	271,359			169,315
Shareholders’ Equity	12,251			9,856
Total Liabilities and Shareholders’ Equity	$283,610			$179,171

Net interest income		$7,997			$5,448
Net interest spread (4)			3.76%			4.00%
Net interest margin (5)			3.87%			4.18%

(1) The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2) Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3) Savings deposits include Money Market accounts.

(4) Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5) Net interest margin is the net yield on average interest-earning assets.

Net Interest Income and Net Yield

Our earnings depend largely upon the difference between the income we receive from our loan portfolio, investment securities, and other earning assets and the interest paid on our liabilities, including interest paid on deposits and any borrowings and/or debentures.  This difference is net interest income.  Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets.  Our net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Our net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors.  These factors are in turn affected by general economic conditions and other events beyond our control, including the monetary policies of the Federal Reserve.

For the nine months ended September 30, 2003, net interest income was $7,997,000 versus $5,448,000 for the nine months ended September 30, 2002.  Average interest-earning assets were $275,940,000 for the nine months ending September 2003 versus $262,943,000 in average interest-bearing liabilities.  Average loans of $205,012,000 accounted for most of the increase in average earning assets.  The yield on interest-earning assets was 6.18% and the average cost of interest-bearing liabilities was 2.42% for the nine-month period ended September 30, 2003.  This resulted in the net yield (margin) on interest-earning assets of 3.87% on an annualized basis.

For the three months ended September 30, 2003, net interest income was $2,753,000 as compared to $2,060,000 for the three months ended September 30, 2002.  Average interest-earning assets were $282,038,000 versus $268,691,000 in average interest-bearing liabilities.  Average loans were $205,012,000.  The yield on interest-earning assets was 6.09% for the period.  The average cost of interest-bearing liabilities was 2.29%.  This resulted in the net yield (margin) on interest-earning assets of 3.90% on an annualized basis.

The following table sets forth changes in interest income and interest expense for each major category of average interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to volume or rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002
	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$971	$(36)	$935
Other investments	(48)	77	29
Interest-bearing deposits	(142)	25	(117)
Federal Funds Sold	(54)	(18)	(72)
Loans	4,221	(1,448)	2,773
	4,948	(1,400)	3,548

Increase/(decrease) in Interest Expense
Interest-bearing checking	14	(7)	7
Savings deposits	409	(473)	(64)
Time Deposits	929	(653)	276
FHLB and other borrowings	763	(218)	545
Trust Preferred Securities	260	(26)	234
	2,376	(1,378)	998
Increase/(decrease) in Net Interest Income	$2,572	$(22)	$2,550

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At September 30, 2003		At December 31, 2002
	AMOUNT	%	AMOUNT	%
	(Dollars in thousands)

One-to-four family residential	$12,776	5.6%	$14,294	8.1%
Multifamily residential	87,206	38.0	65,488	37.0
Commercial real estate	99,611	43.4	71,076	40.2
Land	7,362	3.2	8,572	4.8
Construction real estate	11,944	5.2	10,651	6.0
Consumer loans	4,369	1.9	2,309	1.3
Commercial, non real estate	5,048	2.2	3,657	2.1
Total gross loans	228,316	99.5	176,047	99.5
Net deferred loan costs	1,221	0.5	842	0.5
Total loans receivable, net of deferred loan costs	$229,537	100.0%	$176,889	100.0%

Real estate construction loans are primarily interim loans to finance the construction of commercial and single family residential property.  These loans are typically short-term.  Other real estate loans consist primarily of loans made based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default.  Maturities on these loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years).  Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one to five years.

Consumer loans are made for the purpose of financing various types of consumer goods and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.

Outstanding loan commitments at September 30, 2003 and December 31, 2002 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of September 30, 2003 and December 31, 2002, approximately 95.9% and 96.6%, respectively, of our loans were secured by real estate.

The following table sets forth the maturity distribution of our loans outstanding net of deferred loan costs at September 30, 2003.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six- month constant maturity treasury index.  As of September 30, 2003, approximately 99.3% of our loan portfolio was comprised of floating and adjustable interest rate loans.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollars in Thousands)

One-to-four family residential	$2,943	$675	$9,158	$12,776
Multifamily residential	966	68	86,172	87,206
Commercial real estate	2,900	6,746	89,965	99,611
Land	495	6,867	—	7,362
Construction real estate	11,118	826	—	11,944
Consumer loans	4,369	—	—	4,369
Commercial, non real estate	3,826	42	1,180	5,048
Total	$26,617	$15,224	$186,475	$228,316

Loans with predetermined interest rates	—	1,593	—	1,593
Loans with floating or adjustable interest rate	26,617	13,631	186,475	226,723
	$26,617	$15,224	$186,475	$228,316

Nonperforming Assets

Prior to classifying a loan as nonperforming, we review each loan to determine the nature of the problem and the need to classify.  Further, all nonperforming loans are reviewed on a monthly basis to discern if there were changes to the value of the collateral and the ability of the borrower to repay.  Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed “nonperforming” and are placed on a non-accrual status, unless the loan is well collateralized and in the process of collection.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through September 30, 2003, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

	September 30, 2003	December 31, 2002

Non-accrual loans	$—	$711
Restructured Loans	—	—
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	—	711
Other real estate owned	—	—
Total nonperforming assets	$—	$711

Nonperforming assets as a percent of total loans	—%	0.40%
Nonperforming assets as a percent of total assets	—%	0.27%

As of September 30, 2003, we had no loans classified as non-accrual.  We have identified one $262,000 loan that has a higher than normal risk of loss and has been classified as substandard.  The loan is a commercial land loan located in the Bank’s primary market area.  In addition, approximately $1,732,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of September 30, 2003, approximately $1,068,000 were multifamily loans, approximately $266,000 were commercial real estate loans, and $397,000 were land loans.  These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of September 30, 2003 and December 31, 2002, the carrying values of securities pledged were $52,710,000 and $73,285,000, respectively, representing our entire investment securities portfolio.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of September 30, 2003 and December 31, 2002, our investment portfolio consisted of mortgage-backed securities.  We also owned $3,379,000 and $4,332,700 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of September 30, 2003 and December 31, 2002, respectively.  We also had interest-bearing time deposits in other financial institutions amounting to $3,129,000 and $7,214,000 as of September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003, $22,076,000 of our securities was classified as held-to-maturity and $30,634,000 of our securities was classified as available-for-sale.  At December 31, 2002, $35,628,000 of our securities was classified as held-to-maturity and $37,657,000 of our securities was classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held-to-maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following table summarizes the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$30,233	$424	$23	$30,634
FHLB Stock	3,379	—	—	3,379
	$33,611	$424	$23	$34,013
Held to maturity
Mortgage backed securities	$22,076	$155	$41	$22,190

	As of December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$37,730	$5	$78	$37,657
FHLB Stock	4,333	—	—	4,333
	$42,063	$5	$78	$41,990
Held to maturity
Mortgage backed securities	$35,628	$50	$131	$35,547

	As of September 30, 2003
	Maturing Five to Ten Years	Maturing After Ten Years	Total
	(Dollars in thousands)
Available for sale
Mortgage Backed Securities	$10,255	$20,379	$30,634
Weighted average yield	4.51%	2.61%	3.25%

Held to maturity
Mortgage Backed Securities	$—	$22,076	$22,076
Weighted average yield	—%	2.68%	2.68%

Deposits

Deposits are our primary source of funds.  Our deposits are obtained from a cross-section of the communities we serve.  As of September 30, 2003, we had a deposit mix of 39% money market and savings deposits, 41% in time deposits less than $100,000, 13% in time deposits greater than $100,000, 3% in interest-bearing checking deposits, and 4% in noninterest-bearing deposits.  At December 31, 2002, we had a deposit mix of 43% money market and savings deposits, 34% in time deposits less than $100,000, 17% in time deposits greater than $100,000, 3% in interest-bearing checking deposits, and 2% in noninterest-bearing deposits.  Included in our deposit totals were $23.4 million (11% of deposits) and $26.0 million (13% of deposits) of brokered deposits and $27.1 million (13% of deposits) and $6.0 million (3% of deposits) in non-brokered wholesale certificates of deposits as of September 30, 2003 and December 31, 2002, respectively.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2003		December 31, 2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing deposits	$8,306	—%	$4,391	—%
Interest-bearing checking deposits	6,502	0.74	5,728	0.93
Money Market and savings deposits	80,563	1.53	75,782	1.80
Certificates of deposit $100,000 or more	25,493	2.49	29,642	3.13
Certificates of deposit < $100,000	84,050	2.47	60,361	2.89
Total deposits	$204,914	1.95%	$175,904	2.32%

The following schedule shows the maturity of our time deposits as of September 30, 2003:

	$ 100,000 or more	Less than $ 100,000	Total
	(Dollars in thousands)
Three months or less	$5,297	$17,448	$22,745
Over 3 through 6 months	3,373	13,517	16,890
Over 6 through 12 months	11,337	21,130	32,468
Over 12 months through 2 years	4,731	23,646	28,377
Over 2 through 3 years	754	8,294	9,048
Over 3 years	—	14	14
Total	$25,493	$84,050	$109,543

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at September 30, 2003 and December 31, 2002 amounting to $67.6 million and $69.9 million, respectively.  The FHLB advances as of September 30, 2003 were secured by $131.5 million of our loan portfolio and our entire investment securities portfolio of $52.7 million.  The FHLB advances as of December 31, 2002 were secured by $83.9 million of our loan portfolio and our entire investment portfolio of $73.3 million.  The advances have been outstanding at varying levels during the nine months ended September 30, 2003.  Total interest expense on FHLB borrowings for the nine months ended September 30, 2003 and 2002 was approximately $1,157,000 and $610,000, respectively.  Total interest expense on FHLB borrowings for the three months ended September 30, 2003 and 2002 was approximately $383,000 and $364,000, respectively.  As of September 30, 2003, the maturities of the advances substantially occur in 2004, 2005, and 2006,  with comparatively smaller amounts maturing in 2003 and 2007.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At September 30, 2003		At December 31, 2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
One year or less	$12,523	2.47%	$52,350	1.87%
Over one year to two years	29,644	2.25	6,349	3.75
Over two years to three years	19,587	2.44	10,449	3.71
Over three years to four years	4,816	2.56	516	3.84
Over four years to five years	1,000	2.79	205	3.83
Total	$67,569	2.38%	$69,869	2.33%

We had a $3,000,000 variable rate line of credit from two correspondent banks.  The rate of interest is prime plus 75 basis points.  In June of 2002 the entire amount of the line was repaid.  Total interest expense for the three and nine months ended September 30, 2002 was zero and $139,000, respectively.

During 2002, we issued $10,000,000 of variable rate cumulative trust-preferred securities.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the trust-preferred securities, and total interest expense attributable during the three and nine months ended September 30, 2003 was $124,000 and $379,000 respectively.  Total interest expense during the three and nine months ended September 30, 2002 was $141,000.

Allowance and Provisions for Loan Losses

We maintain an allowance for loan and lease losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses.  All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance.  We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance.  We conduct a critical evaluation of the loan portfolio monthly.  This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions.

In determining the appropriate level of the allowance for loan and lease losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis, we segment the loan and lease portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. We analyze the following components of the portfolio and provide for them in the allowance for loan losses:

•                  All significant credits on an individual basis that are classified doubtful.

•                  All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for as part of an appropriate pool below.

•                  All other loans and leases that are not included by our credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g., pools of smaller delinquent, special mention and classified commercial and industrial, Real Estate Loans).

•                  Homogeneous loans that have not been reviewed individually, or are not delinquent, classified, or designated as special mention (e.g., pools of real estate mortgages).

•                  All other loans that have not been considered or provided for elsewhere (e.g., pools of commercial and industrial loans that have not been reviewed, classified, or designated special mention, standby letters of credit, and other off-balance sheet commitments to lend).

Each month we also review the allowance and make additional transfers to the allowance as needed.  For the nine month ended September 30, 2003, the provision for loan losses was $569,000 as compared to $475,000 for the same period in 2002.  This represents an increase of $94,000 or 20% from 2002 to 2003.  For the nine months ended

September 30, 2003 and 2002 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

For the three months ended September 30, 2003, the provision for loan losses was $167,000 as compared to $225,000 for the same period in 2002.  This represents a decrease of $58,000 or 26% from 2002 to 2003.  For the three and nine periods ended September 30, 2003 and 2002, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At September 30, 2003 and December 31, 2002, the allowance for loan and lease losses was 1.09% and 1.10% of loans outstanding, respectively.  At those same dates, the ratio of the allowance for loan and lease losses to nonperforming loans was not applicable and 0.00% and 266%, respectively.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan and lease losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2003	For the twelve months ended December 31, 2002
(Dollars In Thousands)
Loans Outstanding, Period End	$229,538	$176,889
Average Amount of Loans Outstanding	$205,012	$146,956

Loans Loss Reserve Balance, Beginning of Period	$1,942	$1,345
Charge-offs
Commercial and industrial	—	—
Real estate - construction	—	—
Real estate - mortgage	—	—
Real estate - commercial	—	—
Land	—	—
Consumer loans	—	—
	—	—
Recoveries
Domestic
Commercial and industrial	—	—
Real estate - construction	—	—
Real estate - mortgage	—	—
Real estate - commercial	—	—
Land	—	—
Consumer loans	—	—
	—	—
Net Charge-offs/(recoveries)	—	—
Additions/(Reductions) charged to operations	569	597
Allowance for Loan and Lease Loss, End of Period	$2,511	$1,942
Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%
Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.10%

Noninterest Income and Noninterest Expense

For the nine months ended September 30, 2003, non-interest income was $399,000 as compared to $301,000 for the first nine months of 2002.  The increase of $98,000 or 33% was primarily attributed to an $88,000 increase in prepayment penalties collected on loan payoffs.

For the three months ended September 30, 2003, noninterest income was $146,000, representing an increase of $51,000 or 53% from the 2002 amount.  The increase was primarily attributed to a $37,000 increase in prepayment penalties collected on loan payoffs.

Noninterest expense for the nine-month period ended September 30, 2003 increased $1,518,000 or 53% to $4,401,000 from $2,883,000 in 2002.  The increases in all consolidated expenses classifications are attributed to our growth.  The major contributing items to this increase were salaries and benefits increasing $861,000 or 53%, occupancy and equipment and expenses increasing $253,000 or 152%, professional services increasing $62,000 or 53%, and other expenses increasing $179,000 or 30%.  The increases were a result of the opening of a new full-service branch office, increases in salaries and benefits packages, and a general increase in the volume of business at each of the offices.

Noninterest expense for the three-month period ended September 30, 2003 increased $579,000 or 57% to $1,592,000 from $1,013,000 in 2002.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $319,000 or 57%, equipment and occupancy expenses increasing $94,000 or 154%, advertising increasing $41,000 or 73%, and other expense increasing $73,000 or 57%.  The increases were due to the opening of a new full-service branch increases in the number of staff and the level of salaries and benefits packages, as well as a general increase in the volume of business at each of the offices.

Income Taxes

Income tax expense for the nine-month period ended September 30, 2003 amounted to $1,357,000, which was an increase of $399,000 or 42% over the $959,000 incurred for the same period in 2002.  Income tax expense incurred for the three months ended September 30, 2003 amounted to $453,000, which was an increase of $42,000 or 10% over the $411,000 amount incurred for the three months ended September 30, 2002.  The increases are attributable to the increasing level of pre-tax earnings being reported on a consolidated basis.

Capital Resources

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit.  The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions.  Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations.  The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets.

For all reporting periods in the nine months ended September 30, 2003 and 2002, our capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of September 30, 2003 and December 31, 2002, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2003:

Total capital to risk-weighted assets	$24,652	10.9%	$18,110	8.0%	$22,637	10.0%
Tier 1 capital to risk-weighted assets	22,141	9.8%	9,056	4.0%	13,583	6.0%
Tier 1 capital to average assets	22,141	7.6%	11,623	4.0%	14,528	5.0%

As of December 31, 2002:

Total capital to risk-weighted assets	$22,214	12.1%	$14,718	8.0%	$18,398	10.0%
Tier 1 capital to risk-weighted assets	20,272	11.0%	7,359	4.0%	11,039	6.0%
Tier 1 capital to average assets	20,272	7.5%	10,746	4.0%	13,432	5.0%

Stockholders’ equity increased $2.4 million to $13.4 million during the nine months ended September 30, 2003 as compared to $11.0 million as of December 31, 2002 due to net income of $2,070,000, a net increase in the unrealized gain on available-for-sale securities of $285,000 and the net issuance of stock that resulted in an increase of $2,000.  Stockholders’ equity increased $1.5 million to $10.7 million during the nine months ended September 30, 2002 as compared to $9.2 million as of December 31, 2001 due to net income of $1,431,000, a net increase in the unrealized gain on available-for-sale securities of $168,000 and the net repurchase of stock that resulted in a decrease of $69,000.

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $23,460,000 of “brokered deposits” as of September 30, 2003 and $25,997,000 of brokered deposits as of December 31, 2002.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities.  As of September 30, 2003, our liquidity ratio was 13.9% (defined as liquid assets as a percentage of deposits and borrowings).  Liquid assets were comprised of $821,000 in Federal Funds sold, $3,129,000 in interest-bearing deposits in other financial institutions, $3,357,000 in cash and due from banks, and $30,634,000 in available-for-sale securities. As of December 31, 2002, our liquidity ratio was 19.6% (defined as liquid assets as a percentage of deposits and borrowings).  Liquid assets were comprised of $1,008,000 in Federal Funds sold, $7,214,000 in interest-bearing deposits in other financial institutions, $2,291,000 in cash and due from banks, and $37,657,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of September 30, 2003, we had lines of credit totaling $54.1 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $51.1 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $2.4 million for the first nine months of 2003, compared to $1.9 million for the same period in 2002.  The increase was primarily the result of increased income, adjusted for the effect of the amortizations of premiums on investment securities, partially offset by an increase in accrued interest receivable and other assets.

Net cash used in investing activities totaled $28.3 million for the first nine months of 2003, compared to $120.3 million used by investing activities for the same period in 2002.  The decrease was primarily the result of a $59.2 decrease in the purchase of available-for-sale investment securities and $27.3 million in principal reductions on mortgage-backed securities, which partially offset the increase in the growth of the loan portfolio of $10.3 million.

Funds provided by financing activities totaled $26.7 million for the first nine months of 2003, compared to funds provided by financing activities of $112.2 million for the same period in 2002.  The decrease in net cash provided by financing activities was primarily the result of a net $77.0 decrease in the volume of FHLB borrowings and the $10 million issuance of trust preferred securities during the 2002.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been positively affected by the decreasing interest rate market.  We have generally been able to control our exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of our time certificates in relatively short maturities.  The majority of our loans have periodic and lifetime interest rate caps and floors.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is 14.8% and our net interest earnings at risk given a +/- 200 basis point rate shock is -8.75%.

Our Asset Liability Committee meets monthly to monitor our investments, liquidity needs and oversee our asset-liability management.  In between meetings of the Committee, our management oversees our liquidity management.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the nine months ended September 30, 2003 and 2002 the problems of inflation remained relatively stable, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003.

Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on our earnings.  The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

Current Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS’) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan.  SFAS No. 146 requires that the initial measurement of a liability be at fair value.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the financial position or operating results of the Company.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which requires that most financial services companies subject their intangible assets to an annual impairment test instead of being amortized.  SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions.  All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142.  Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002.  The adoption of SFAS No. 147 did not have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  Adoption of such interpretation did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial condition or operating results of the Company.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003.  The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.)  Many of those instruments were previously classified as equity.  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the provisions of the Statement on July 1, 2003.

The Company did not enter into any financial instruments within the scope of the Statement during June 2003. The Company has previously reported its floating rate subordinated debenture (trust preferred securities) of $10,000,000 as liabilities prior to July 1, 2003.  As a result of adopting the Statement on July 1, 2003 for existing financial instruments entered into on or before May 31, 2003, the floating rate subordinated debenture (trust preferred securities) of $10,000,000 were required to be reported as liabilities on July 1, 2003

Quantitative and Qualitative Disclosures About  Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company’s business activities. The majority of the Company’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Item 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of September 30, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

PART 2:

OTHER INFORMATION

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

San Rafael Bancorp is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of San Rafael Bancorp or any associate of these persons is a party adverse to San Rafael Bancorp or has a material interest adverse to San Rafael Bancorp in any material legal proceeding.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a proposed public offering of the Company’s common stock for an aggregate consideration of between $9,681,113 and $26,000,000.  The registration statement was declared effective on October 20, 2003, and the Company commenced an offering of 744,701 to 2,000,000 shares of its common stock at a price of $13.00 per share. Of the 2,000,000 shares being offered, 510,599 shares are being offered by San Rafael Bancorp and 1,489,401 shares are being offered by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of San Rafael Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc.  Priority will be given to the 1,489,401 shares offered by the limited partnership. No shares will be sold for the benefit of San Rafael Bancorp, and San Rafael Bancorp will receive no proceeds from this offering, until all of the shares owned by the  limited partnership are sold. No subscription will be accepted unless the minimum 744,701 shares are subscribed for. Subscription funds will be held in escrow until subscriptions for 744,701 shares have been received. If the minimum is not reached, funds held in escrow will be promptly returned without interest.

Presently it is contemplated that no discounts or commissions will be paid in connection with the sale of the shares.  However, San Rafael Bancorp reserves the right, in its sole discretion, to engage the services of a broker or brokers to assist it in selling the shares on a best efforts basis. If a broker is utilized, it is anticipated that a commission equal to 2% of the gross offering proceeds derived from investors introduce to San Rafael Bancorp by the broker will be paid to the broker.  In a best efforts offering, the underwriters are not required to sell any specific number or dollar amount of securities but will use their best efforts to sell the securities offered.  The offering has not been terminated.

As of November 7, 2003 subscriptions of $237,900 have been received but yet not accepted, therefore there were no net proceeds associated with this offering. The proceeds from the sale of new shares sold in this offering will be utilized by San Rafael Bancorp and Tamalpais Bank to support their growth and for working capital.  San Rafael Bancorp will not receive any of the net proceeds from the shares sold by Community Bankshares L.P.  The following expenses have been incurred by the Company in connection with the issuance and distribution of securities registered:  All costs associated with the offering will be shared by Community Bankshares L.P on a pro rate basis based on the number of shares sold by each entity, except for the SEC registration fee and the NASDAQ listing fee, which will be borne by San Rafael Bancorp.

Underwriting Discounts and Commissions	$0
Finders Fee	0
Expenses paid to underwriters	0
Other Expenses	266,173
Total Expenses	$266,173

All expenses were paid to persons other than directors, officers, or 10% shareholders of the Company. However, it is anticipated that Community Bankshares will be liquidated in whole or in part from the proceeds of this offering.  At an offering price per share of $13.00 and upon liquidation Cole Financial Ventures will receive an accrued management fee of approximately $1.7 million.  Additionally, upon the liquidation of Community Bankshares, Cole Financial Ventures will receive approximately $3,379,460 as the general partner’s share of the profits. Of the total $5,116,305 payable to Cole Financial Ventures, 72.5%, or $3,709,321 will be paid to the Kit M. Cole Family Trust and 5%, or approximately $255,815, will be paid to San Rafael Bancorp Director Jeffrey Tappan. The remainder will be paid to Ms. Cole’s adult children or trusts for her grandchildren.  If all of the shares being offered on behalf of Community Bankshares are sold, payment of the amounts due Cole Financial Ventures will be in cash. If more than the minimum 744,701, but less than all, of the shares being offered on behalf of Community Bankshares are sold, payment of the amounts due Cole Financial Ventures will be a combination  cash and shares of San Rafael Bancorp not sold.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  San Rafael Bancorp’s  2003 Annual Meeting of Shareholders was held on July 15, 2003 (the “Meeting”).  The  Meeting involved the following proposals:

1.                                       To elect four (4) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.                                       To ratify the 2002 Acts of the Directors and Officers of the Company;

3.                                       To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2003 fiscal year

4.                                       To approve amendments to the San Rafael Bancorp 1996 Employee Stock Option Plan increasing the shares available for grant; and

5.                                       To approve adoption of the San Rafael 2003 Non-Employee Directors’ Stock Plan.

(b)                                 The nominees for election as director were : Kit M. Cole; Carolyn Horan, Ed.D.; Richard E. Smith, CPA; and W. Jeffrey Tappan. All nominees for the Board of Directors were elected. There are no other directors whose term continued after the meeting.

(c)                                  On Proposal No. 2  to ratify the  2002 Acts of the Directors and Officers of the San Rafael Bancorp,  2,396,435 shares voted in favor of approval, 148 shares voted against approval, 0 shares abstained, and there were 0 broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2003 fiscal year,  2,396,435 shares voted in favor of approval, 148 shares voted against approval, 0 shares abstained, and there were 0 broker non-votes.  Accordingly, Proposal No. 3 was passed by the shareholders.

On Proposal No. 4 to approve an amendment to the San Rafael Bancorp 1996 Employee Stock Option Plan increasing the shares available for grant,  2,197,973 shares voted in favor of approval, 8,922 shares voted against approval, 2,880 shares abstained, and there were 186,660 broker non-votes.  Accordingly, Proposal No. 4 was passed by the shareholders.

On Proposal No. 5 to approve adoption of the San Rafael 2003 Non-Employee Directors’ Stock Plan,  2,196,173 shares voted in favor of approval, 8,922 shares voted against approval, 4,680 shares abstained, and there were 186,660 broker non-votes.  Accordingly, Proposal No. 5 was passed by the shareholders.

(d)                                 There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

11. Earnings per share (See Note 3 to the Consolidated Financial Statements on page 9 of this report)

31.1 Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2 Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1 Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

b)             Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN RAFAEL BANCORP, INC.
A California Corporation

Date: November 12, 2003	BY: /s/ Kit M. Cole
Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: November 12, 2003	BY: /s/ Michael E. Moulton
Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11.	Earnings per share (See Note 3 to Consolidated Financial Statements on page 9 of this report).

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350