Form 10KSB
period 2003-12-31
SAN RAFAEL BANCORP
filed 2004-03-30
CIK 1099980

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ending December 31, 2003
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-105991

SAN RAFAEL BANCORP
(Exact Name of Small Business Issuer as Specified in its Charter)

California (State of incorporation or organization)	68-0175592 (IRS Employer Identification Number)
851 IRWIN STREET, SAN RAFAEL, CALIFORNIA 94901 (Address of principal executive offices)
(415) 454-1212 (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        Registrant's revenues of fiscal year ended December 31, 2003 were $11,707,488.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 29, 2004: $40,789,229.

        Number of registrant's shares of Common Stock outstanding as of February 29, 2004 was 3,623,798.

        Documents incorporated by reference: None

        Transitional Small Business Disclosure Format (Check one)    Yes: ☐    No: ☒

FORWARD-LOOKING STATEMENTS

        In addition to the historical information, this Annual Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "Safe Harbor" created by those Sections. The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. San Rafael Bancorp's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the war in Iraq and the United States' war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on San Rafael Bancorp and Tamalpais Bank; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the business of San Rafael Bancorp and Tamalpais Bank.

        Moreover, wherever phrases such as or similar to "In Management's opinion", or "Management considers" are used, such statements are as of and based upon the knowledge of Management, at the time made and are subject to change by the passage of time and/or subsequent events, and accordingly such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

PART I

Item 1—Description of Business

DESCRIPTION OF BUSINESS

        Certain matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in "DESCRIPTION OF BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of San Rafael Bancorp and Tamalpais Bank.

General

        San Rafael Bancorp was incorporated in the State of California on December 20, 1988 for the primary purpose of organizing, as a wholly owned industrial banking company subsidiary, Tamalpais Bank. Tamalpais Bank was known as San Rafael Thrift and Loan until December 1998. The consolidated company is comprised of three entities, the parent company, San Rafael Bancorp, its wholly-owned consolidated subsidiary, Tamalpais Bank and its wholly owned unconsolidated subsidiary, San Rafael Capital Trust I. The Trust was formed during 2002 for the purpose of enabling San Rafael Bancorp to issue junior subordinated debentures, and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million of junior subordinated debentures are so reflected. Tamalpais Bank represents substantially all of the operational activities of San Rafael Bancorp, and accordingly, the discussion and analysis of Tamalpais Bank and San Rafael Bancorp are substantially the same. Because San Rafael Bancorp is the sole shareholder of Tamalpais Bank, the Board of Directors of San Rafael Bancorp elects the Board of Directors of Tamalpais Bank.

        At December 31, 2003, San Rafael Bancorp had $302.0 million in total assets, $246.4 million in net loans receivable, and $211.6 million in total deposits. At December 31, 2002, San Rafael Bancorp had $268.1 million in total assets, $174.9 million in net loans receivable, and $175.9 million in total deposits. San Rafael Bancorp is subject to regulation by the California State Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of San Rafael Bancorp and Tamalpais Bank are located at 851 Irwin Street, San Rafael, California, 94901, telephone number (415) 454-1212, facsimile number (415) 454 -2315. San Rafael Bancorp may also be contacted via electronic mail at: info@tambank.com. Information concerning San Rafael Bancorp may be accessed at the following Internet site: www.tambank.com. Tamalpais Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

        San Rafael Bancorp conducts business from its three full service branches branch offices, its network of four ATMs, and from its administrative headquarters. In addition, San Rafael Bancorp supports its customers through internet banking, 24 hour telephone banking, courier service, mail, and access through the STAR, PLUS, and VISA ATM networks. San Rafael Bancorp's retail branch network is expanding rapidly, with additional branches and ATMs opening in 2004.

        Through its network of banking offices, Tamalpais Bank offers personalized services focused upon three primary markets: households, professionals, and small businesses. Tamalpais Bank offers a wide complement of lending products, including:

  •
  A broad array of residential mortgage products, both fixed, and adjustable rate;

  •
  Consumer loans, including home equity lines of credit and secured and unsecured lines of credit;

  •
  Mortgages for multifamily real estate;

  •
  Commercial and industrial real estate loans;

  •
  Land and construction lending for single family residences, apartment buildings, and commercial real estate; and

  •
  Commercial loans to businesses, including both revolving lines of credit and term loans.

        Tamalpais Bank also provides an extensive selection of deposit instruments. These include:

  •
  Multiple checking products for both personal and business accounts;

  •
  Tiered money market accounts offering a variety of access methods;

  •
  Tax qualified deposits accounts (e.g., IRAs);

  •
  A broad array of certificates of deposit products; and

  •
  Deposit related services such as electronic funds transfers, issuing ATM cards, and online banking and bill payment.

        Investment advisory and financial planning services are offered in Tamalpais Bank's branches through its affiliate, Kit Cole Investment Advisory Services. Kit Cole Investment Advisory Services focuses on meeting the overall financial needs of its clients through a relationship driven collaborative approach while providing investment management and investment advisory services, and also refers its clients to Tamalpais Bank for traditional banking services. Please see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for additional information regarding business activities by Kit Cole Investment Advisory Services.

        San Rafael Bancorp's revenues are primarily derived from interest on its loans, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes San Rafael Bancorp's largest type of expense. San Rafael Bancorp's primary sources of funds are deposits, various sources of wholesale borrowing including FHLB advances and brokered certificates of deposit, and proceeds from the sale of loans and investment securities. San Rafael Bancorp's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

Company Strategy

        During the past several years, San Rafael Bancorp has adopted a business strategy with an emphasis on developing a community based private banking focus as a means of increasing market share in Marin County and as a means of increasing shareholder value. This emphasis was selected so that San Rafael Bancorp might better and more completely serve the financial needs of the community it serves and because of the constrained financial returns associated with San Rafael Bancorp's traditional non-relationship based real estate lending business of funding mortgages with certificates of deposit. This community based private banking focus is expected to produce more robust and recurring sources of income.

        In 2002 San Rafael Bancorp began offering financial planning and investment advisory services in each of its branches through its affiliate, Kit Cole Investment Advisory Services. Investment advisory services are an important element in San Rafael Bancorp's goal of becoming an established private bank by focusing on meeting the overall financial needs of its clients through a relationship driven collaborative approach.

        San Rafael Bancorp's private banking strategy incorporates a relationship based approach to customer service and marketing, a balance sheet profile presenting loan and deposit portfolios diversified among multiple products, and a high level of community involvement and visibility by San

Rafael Bancorp, its directors, and its employees. This strategy, executed primarily through its expanding retail branch network, incorporates:

  •
  A focus on understanding the profile and objectives of San Rafael Bancorp's customers as a means to provide enhanced service while also supporting credit quality;

  •
  Investment planning and management services offered in each of its full service branches;

  •
  A loan mix emphasizing multifamily, commercial real estate, and construction loans with consumer and business loans representing a greater percentage of total loans than has been maintained in the past;

  •
  A deposit mix with a greater percentage of transaction accounts than has been maintained in the past, with a lower concentration of certificates of deposit;

  •
  Increasing fee income to a greater portion of total revenue than historically generated;

  •
  Utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses; and

  •
  A more robust investment portfolio and utilization of wholesale funding sources as appropriate to augment earnings and asset growth and to control interest rate risk.

        As discussed elsewhere in this document, San Rafael Bancorp has achieved favorable financial performance and has made progress in achieving its strategic goals over the past several years. The following are among the accomplishments that San Rafael Bancorp achieved in financial performance and executing its strategic plan in 2003:

  •
  San Rafael Bancorp has successfully emphasized checking and money market accounts in its marketing, new product development, and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income. Checking and money market accounts represented 50.2% of total deposits as of December 31, 2003, up from 48.8% as of December 31, 2002 and 44.2% as of December 31, 2001.

  •
  San Rafael Bancorp's loan portfolio continues to emphasize income producing multifamily and commercial real estate as management seeks to obtain real estate collateral when possible. Multifamily and commercial real estate loans comprised 84.8% of the loan portfolio as of December 31, 2003 and 77.6% of the portfolio as of December 31, 2002.

  •
  Net income for San Rafael Bancorp increased 35.2% over the prior year, to $2,798,000 and earnings per share increased 33.8% to $0.87 on a fully diluted basis. The return on average shareholders equity was 22.2%, up from a return of 20.5% in 2002.

  •
  San Rafael Bancorp's earning asset base increased significantly, as net loans receivable increased 40.8%, deposits increased 20.3%, and shareholders' equity increased 26.0% to $13.9 million.

  •
  The rapid growth was accomplished while maintaining minimal levels of non-performing assets. Loans 90 days or more past due represented 0.00% of net loans outstanding as of December 31, 2003, and 0.40% of net loans outstanding as of December 31, 2002.

  •
  Tamalpais Bank launched its third branch in Greenbrae, CA and announced the planned openings of its fourth and fifth branches in 2004, thus substantially increasing its market presence in central and southern Marin County.

  •
  Tamalpais Bank continued its commitment to give back to the community. In 2003 Tamalpais Bank contributed $131,000 for its Heart of Marin community outreach program to support over 150 Marin County based non-profit organizations, thus increasing Tamalpais Bank's visibility in the county.

        San Rafael Bancorp's strategy of transitioning into a community based private banking focused financial institution also incorporates increasing the percentage of San Rafael Bancorp's total revenue generated from fees and service charges, as compared to net interest income. In this regard, San Rafael Bancorp has expanded it scope of fee based services, has altered its pricing, and has built key relationships with other firms.

        In order to execute the strategy of rapidly expanding San Rafael Bancorp's retail and private banking operations, several new business development officers, private bankers, and branch managers were hired in 2003. These new employees also enhanced San Rafael Bancorp's capacity to better serve its consumer base.

        Tamalpais Bank has opened one new branch in 2002, one new branch in 2003, and expects to open two new branches in 2004. The existing and anticipated branches are located in strategic geographies near branches of other financial institutions with deposit balances of over $100,000,000 per branch. Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases.

        The Marin County deposit market is $6.5 billion per information obtained from the FDIC as of June 30, 2003. Based on this information, on Tamalpais Bank's growth path over the last two years, the anticipated branches to be opened in 2004, future potential branch locations, and the demographics of Marin County, San Rafael Bancorp believes that, over time, it can obtain significant market share in Marin County. However, no assurance can be given that the branches will achieve their goasl as San Rafael Bancorp cannot guarantee levels of deposit activity or the performance or achievement of its individual branches.

        Whether or not San Rafael Bancorp can achieve its per branch and overall deposit goals depends on risks and uncertainties that could be beyond San Rafael Bancorp's control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

  •
  competitive pressures in Tamalpais Bank's marketing area;

  •
  changes in the interest rate environment;

  •
  general economic conditions, nationally, regionally and in the bank's operating market areas; and

  •
  changes in business conditions and inflation.

        In June 2002, San Rafael Bancorp completed a private placement of junior subordinated debentures in the amount of $10.3 million. The securities were issued by a special purpose business trust formed by San Rafael Bancorp and were sold to a pooled investment vehicle sponsored by Bear Stearns L.P. and Salomon Smith Barney, Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended, and have not been registered under the Securities Act. Bear Stearns assisted San Rafael Bancorp in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        The $10.3 million in junior subordinated debentures have a floating rate of interest, which is reset quarterly, equal to 3-month LIBOR plus 3.65%. The floating rate, however, may not exceed 12.0% for the first five years. San Rafael Bancorp is reflecting the junior subordinated debentures as unconsolidated financing debt on its consolidated balance sheet. The rate as of December 31, 2003 was 4.77%.

Market Area and Competition

        Market Area.    Tamalpais Bank is a community oriented financial institution which originates residential, multifamily, construction, commercial real estate, consumer, and business loans within its market area. Tamalpais Bank's deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches. Tamalpais Bank's retail lending market is also focused on Marin County, however wholesale lending efforts for loans originated through mortgage brokers is concentrated in Alameda, Contra Costa, San Francisco, San Mateo, Santa Clara and Sonoma Counties as well as Marin County.

        There has been continued consumer demand for housing in San Rafael Bancorp's primary market area over the last several years, and in 2003 there were signs of economic recovery after economic slowdown in certain segments of the San Francisco Bay Area from 2000 through 2002. The bear market in stocks that began in early 2000 and accelerated after the September 11, 2001 terrorist attacks led to the demise of many internet companies and to substantial layoffs in many technology companies in San Rafael Bancorp's market area. Beginning in late 2000 and continuing into early 2003, San Rafael Bancorp noted significant slowing in the local economy, likely due in part to the decline of many technology companies during this time and the significant reduction in the stock market, most notably in the technology heavy NASDAQ stock market index. San Rafael Bancorp believes that the local economy was in recovery in the latter half of 2003 as evidenced by declining unemployment rates and continued strong housing demand. However, San Rafael Bancorp is cognizant of the possible vulnerability of the recovery and has noted that much of the improved economic performance was due to increases in corporate efficiencies rather than through increases in revenue.

        Management has also noted that much of the ongoing recovery has been enabled by the historically low interest rate environment. Increases in consumer and mortgage debt incurred at very low interest rates has contributed to strong consumer spending. Consumer demand for goods and services may decline, causing an overall economic slowdown, in the event of a rapidly increasing interest rate environment.

        San Rafael Bancorp's primary market areas were affected during 2003 and 2002 by:

  •
  National recession in late 2001 and through 2002, with an increase in local unemployment rates;

  •
  Difficulties experienced by the technology industry following the significant reduction in the NASDAQ Index, from 2000 through 2002, and constrained venture capital financing; and

  •
  Affects of the events of September 11, 2001, especially reduced travel and tourism, which had a particular negative effect upon the hospitality industry.

  •
  The broad rally in the stock market that began in the first quarter of 2003 through the end of 2003 that served as a means to increase consumer confidence after a three year bear market.

        The economic recovery that began in the first quarter of 2003 also was a contributing factor in the continued rapid increase in real estate values in San Rafael Bancorp's primary market areas in 2003 versus the recent past. Certain communities within San Rafael Bancorp's primary market area exhibited a slight softening of real estate prices in 2002, however prices stabilized and increased in 2003. The ongoing very low interest rate environment also contributed to the increases in real estate values. The weakest segment of the local real estate market is deemed to be for very high end residential properties ($1.5 million and above), which San Rafael Bancorp serves but does not emphasize. San Rafael Bancorp did not foreclose on any real estate collateral in 2003 or 2002.

        Throughout 2002 and continuing into 2003, many large national corporations with operations in the San Francisco Bay Area announced significant layoffs. In addition, many local technology companies shut down due to a combination of weak (or negative) earnings, limited liquidity, or a lack of access to additional capital. While the demand for labor decreased in the San Francisco Bay Area during 2002 versus the immediately preceding years, unemployment remained moderate in 2003 by historical standards.

        Lease rates for many types of commercial real estate declined significantly in the San Francisco Bay Area during 2002, reversing strong rises in 1999 and 2000 fueled by the Internet boom. While San Rafael Bancorp originates and purchases commercial real estate loans in the San Francisco Bay Area, management did not generally pursue loans on commercial office buildings that are most susceptible to corporate economic downturns. San Rafael Bancorp had no loan classified as substandard at December 31, 2003 that was secured by commercial real estate in the San Francisco Bay Area.

        Competition.    The banking and financial services business in California generally, and in Tamalpais Bank's market area specifically, is highly competitive. The increasingly competitive environment is a result of many factors including, but not limited to:

  •
  Significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors with greater resources than San Rafael Bancorp;

  •
  Increasing integration among commercial banks, insurance companies, securities brokers, and investment banks;

  •
  Continued growth and increased market share of non-bank financial service providers that often specialize in a single product line such as credit cards or residential mortgages;

  •
  Rise of the Internet, causing Tamalpais Bank to compete more frequently with remote entities soliciting customers in its primary market area via web based advertising and product delivery; and

  •
  Introduction of new technologies which may bypass the traditional banking system for funds settlement.

        San Rafael Bancorp competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, thrift and loans, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial service providers. Many of these competitors are much larger than Tamalpais Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than Tamalpais Bank currently offers.

        In order to compete with other financial service providers, San Rafael Bancorp relies upon:

  •
  Local community involvement;

  •
  Personal service and the resulting personal relationships of its staff and customers;

  •
  Referrals from directors, employees, and satisfied customers;

  •
  Development and sale of specialized products and services tailored to meet its customers' needs; and

  •
  Local and fast decision making.

        In addition, management considers its approach of placing highly skilled personal bankers and investment advisors representatives in separate, prominent areas in its branches with close contact to clients to be a competitive advantage in attracting and retaining customers within its primary market area.

Lending Activities

General.

        San Rafael Bancorp originates a wide variety of loan products. Loans originated by San Rafael Bancorp are subject to federal and state law and regulations. Interest rates charged by San Rafael

Bancorp on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. San Rafael Bancorp targets certain lending toward low to moderate income borrowers as part of its commitment to serve its local communities.

        At December 31, 2003, San Rafael Bancorp's net loan portfolio totaled $249.1 million. This represented the highest total in San Rafael Bancorp's history. The vast majority of this portfolio was associated with real estate of various types. In 2003, originations, including funding commitments for construction loans and lines of credit, totaled $148.1 million, up from $103.2 million in 2002. Activity in 2003 was supported by an active real estate market, ongoing historically low levels of interest rates, continued strong wholesale loan originations, and increased retail loan originations. The mix of loans originated in 2003 reflected San Rafael Bancorp's business strategy of becoming a broader based, community focused financial services firm with a balance sheet diversified away from relatively lower yielding residential mortgages. San Rafael Bancorp realized particular progress in bolstering its production of commercial real estate loans, taking advantage of favorable real estate markets in many of the communities served by San Rafael Bancorp.

        Net loans as a percentage of total assets increased from 65.2% at December 31, 2002 to 81.6% at December 31, 2003. The strategy to increase the loan portfolio largely through funds provided by principal paydowns and sales in the investment portfolio allowed the loan portfolio to increase substantially in 2003. Allocating a substantial percentage of its total assets to loans is fundamental to San Rafael Bancorp's strategies of effectively supporting the financing needs of its local communities, increasing its net interest margin, and effectively leveraging San Rafael Bancorp's capital position.

        San Rafael Bancorp accepts loan applications generated through brokers for most of its product line. Broker referred loans are underwritten in the same manner as direct originations. San Rafael Bancorp encourages its employees to refer and solicit loan business as an integral part of functioning as a community bank. Employees receive various types of awards or commissions based upon the volume and nature of business booked.

        San Rafael Bancorp requires title and hazard insurance for all real estate loans.

Residential One To Four Unit Mortgage Lending.

        San Rafael Bancorp originates fixed rate, adjustable rate, and hybrid (fixed for a period, and then adjustable) mortgage loans secured by one to four family residential properties. Loans that meet stricter secondary market underwriting guidelines are sold through conduits on the secondary market. San Rafael Bancorp is able to retain, at significantly higher yields, residential mortgages that do not meet these secondary market parameters on its books. San Rafael Bancorp has a demonstrated expertise in financing properties that other lenders are less inclined to originate. Examples of the types of residential mortgage loans that San Rafael Bancorp originates include loans where the borrowing entity is a limited liability corporation, short term swing loans, and loans on vacation property. San Rafael Bancorp originates one to four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan.

        At December 31, 2003, San Rafael Bancorp's portfolio of one to four family residential loans totaled $11.4 million, or 4.6% of net loans receivable. This compares to $14.3 million, or 8.1% of net one to four family loans receivable, at December 31, 2002. As of December 31, 2003 no one to four unit residential loan were on non-accrual status.

Multifamily Lending.

        San Rafael Bancorp offers hybrid and adjustable rate permanent multifamily (five or more units) real estate loans secured by real property in Northern California. Multifamily housing valuations have generally increased in California during the past several years, however in the last year San Rafael Bancorp has noted a trend of decreasing market rents.

        Permanent loans on multifamily properties typically have maturities of up to 30 years. Factors considered by San Rafael Bancorp in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), the ratio of the loan amount to appraised value, and the financial profile of any guarantors. Pursuant to San Rafael Bancorp's underwriting policies, multifamily adjustable rate mortgage loans are generally originated in amounts up to 80% of the appraised value of the underlying properties. San Rafael Bancorp generally requires a debt service ratio of at least 1.00:1 to 1.15:1, indicating that the property produces sufficient cash flow to cover its operating costs, including the cost to service debt. However, San Rafael Bancorp will on occasion originate loans that have a debt service ratio of less than 1.00:1 depending on the borrower's experience, sources of income, credit profile, and net worth. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans. When evaluating the qualifications of the borrower for a multifamily loan, San Rafael Bancorp considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and San Rafael Bancorp's lending experience with the borrower.

        Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. San Rafael Bancorp seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination in adherence with San Rafael Bancorp's underwriting guidelines. San Rafael Bancorp also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers.

        At December 31, 2003, San Rafael Bancorp's portfolio of multifamily residential loans totaled $97.9 million, or 39.3% of gross loans receivable. This compares to $65.5 million, or 37.0% of gross loans receivable, at December 31, 2002. San Rafael Bancorp acquired multifamily residential loans from direct originations, broker referrals, and retail sources during 2003. It is expected that all of these sources will be utilized in 2004. As of December 31, 2003 no multifamily loans were non-performing.

Commercial & Industrial Real Estate Lending

        San Rafael Bancorp originates permanent loans secured by commercial and industrial real estate located primarily in the San Francisco Bay Area. San Rafael Bancorp's underwriting procedures provide that commercial and industrial real estate loans may generally be made in amounts up to 75% of the appraised value of the property. Permanent loans are typically made with amortization terms of 30 years with a 15 year balloon payment at maturity. Some of these loans are adjustable rate mortgages repricing based principally on the 6 Month Constant Maturity Treasury (CMT) and some are hybrid (fixed for three to five years, then adjustable). San Rafael Bancorp's underwriting standards and credit review procedures on commercial and industrial real estate loans are similar to those applicable to multifamily loans. San Rafael Bancorp considers the property's net operating income, the loan to value ratio, the presence of guarantees, and the borrower's expertise, credit history, and financial status.

        San Rafael Bancorp's commercial and industrial real estate loans are typically secured by properties such as retail stores, retail strip centers, office buildings, and light manufacturing facilities. San Rafael Bancorp also extends loans secured by mixed use property in more urban areas, which typically present commercial (often retail) space in one part of the building (often street level) and residential units in other parts of the building.

        Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of these loans may be significantly subject to adverse conditions in the properties' management or real estate markets in general or particular to a subject property. San Rafael Bancorp seeks to mitigate these risks through its underwriting standards and credit review policy, which requires annual operating statements for each collateral property. San Rafael Bancorp also participates larger commercial and industrial real estate loans with other financial institutions as a means of diversifying its credit risk and remaining below Tamalpais Bank's regulatory limit on loans to one borrower.

        Commercial and industrial real estate loans can present various environmental risks, as such properties are sometimes located on sites or in areas where various types of pollution may have historically occurred. San Rafael Bancorp attempts to mitigate this risk through environmental surveys, reports, and, in some cases, testing; in addition to using a limited list of pre-approved appraisers. Commercial and industrial real estate can also be affected by changing government regulation.

        At December 31, 2003, San Rafael Bancorp's permanent commercial and industrial real estate loan portfolio totaled $112.2 million, or 45.0% of net loans. This compares to $71.1 million, or 40.2% of gross loans as of December 31, 2002. As of December 31, 2003 no commercial real estate loans were on non-accrual status.

Construction Lending.

        San Rafael Bancorp originates construction loans for the acquisition and development of 1-4 unit residential, multifamily, and commercial property. Collateral has been historically concentrated in residential properties, both owner occupied and speculative.

        Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. San Rafael Bancorp's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, San Rafael Bancorp may have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. San Rafael Bancorp may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. San Rafael Bancorp's underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. San Rafael Bancorp attempts to limit its risk through its underwriting procedures, by using only approved, qualified appraisers, and by dealing with qualified builders / borrowers. San Rafael Bancorp also participates larger construction loans with other financial institutions as a means of diversifying its credit risk and remaining below Tamalpais Bank's regulatory limit on loans to one borrower.

        San Rafael Bancorp's construction loans typically have adjustable rates and terms of 12 to 18 months. San Rafael Bancorp originates one to four family owner occupied construction loans in amounts up to 80% of the appraised value of the property, and multifamily and commercial real estate construction loans in amounts up to 75% of the appraised value of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

        At December 31, 2003, San Rafael Bancorp had gross construction and land development loans totaling $20.1 million, on which there were undisbursed loan funds of $6.4 million. At December 31, 2002, San Rafael Bancorp had gross construction and land development loans totaling $19.2 million, on which there were undisbursed loan funds of $6.3 million. The balance of disbursed construction loans as a percentage of gross loans declined from 6.0% at December 31, 2002 to 4.8% at December 31, 2003. As of December 31, 2003 no construction loans were non-performing.

        In general, San Rafael Bancorp's strategy is to increase the construction loan portfolio and to have construction loans represent a greater portion of total assets. San Rafael Bancorp has targeted increased construction lending because of the interest rate sensitivity of the loans, San Rafael Bancorp's historic expertise and experience in this type of lending, the yields available from this type of lending, and, in the case of owner residential construction loans, the strong customer bond developed in financing the building of someone's home. Construction loan borrowers are typically candidates for San Rafael Bancorp's private banking services.

        Because construction loans are generally more complex than typical residential, multifamily, or commercial mortgages, they present a greater degree of credit risk. San Rafael Bancorp attempts to control this credit risk through its underwriting and funds disbursement processes. In addition, it is San Rafael Bancorp's strategy to, over time, build a series of strong relationships with local developers / builders / contractors about whom San Rafael Bancorp has detailed financial knowledge and from whom it receives a steady stream of repeat business.

Land Lending

        San Rafael Bancorp offers loans secured by land, generally throughout the San Francisco Bay Area. The types of land generally considered by San Rafael Bancorp are suitable for residential, multifamily, or commercial development or are demarcated residential lots.

        Because land and lots are generally less readily marketable than residential, multifamily, and commercial real estate, lending on land presents additional risks not present in residential mortgages. The market value of land and lots can be more susceptible to changes in interest rates, economic conditions, or local real estate markets than the market value for homes. Zoning changes by various government authorities may also affect the value and marketability of certain types of land. To mitigate these risks, San Rafael Bancorp generally restricts total land loans to 100% of its tier 1 capital.

        At December 31, 2003, San Rafael Bancorp's land loan portfolio totaled $8.0 million, or 3.2% of net loans. This compares to $8.6 million, or 4.8% of net loans as of December 31, 2002. As of December 31, 2003 and December 31, 2002, no land loans were non-performing.

Business Lending.

        San Rafael Bancorp offers business loans that are either uncollateralized or collateralized by business assets or commercial or residential real estate. The collateral typically consists of common stock or other securities. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because the collateral may be difficult to obtain or liquidate following an uncured default. Business loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of this type of loan enables existing and potential business depositors to establish a more complete financial relationship with Tamalpais Bank. San Rafael Bancorp attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers.

        As part of its business strategy, and in order to facilitate the growth of its business lending portfolio, San Rafael Bancorp plans in 2004 on having business loans managed by an assigned account manager. San Rafael Bancorp believes this approach provides for better credit monitoring and facilitates San Rafael Bancorp's seeking expanded business relationships with growing firms. San Rafael Bancorp's business strategy envisions business loans representing a greater percentage of total assets in the future.

        At December 31, 2003, San Rafael Bancorp had disbursed business loans and lines totaling $3.8 million, or 1.5% of gross loans. This compares to totaling $3.7 million, or 2.1% of gross loans as of

December 31, 2002. As of December 31, 2003 and December 31, 2002, no business loans were non-performing.

Consumer Lending.

        San Rafael Bancorp offers consumer loans that are either uncollateralized or collateralized by personal assets or commercial or personal real estate. Collateral typically consists of common stock or other securities, or deposits held with San Rafael Bancorp. Consumer lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Consumer loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of consumer loans enables existing and potential personal banking clients to establish a more complete financial relationship with Tamalpais Bank. San Rafael Bancorp attempts to reduce the risk of loss associated with consumer lending through prudent underwriting and periodic financial review of its borrowers.

        At December 31, 2003, San Rafael Bancorp had disbursed consumer loans and lines totaling $2.3 million, or 0.9% of net loans. This compares to $2.3 million, or 1.3% of net loans as of December 31, 2002. As of December 31, 2003 no consumer loans were non-performing.

Originations, Purchases, and Sales of Loans.

        San Rafael Bancorp's mortgage lending activities are conducted primarily through its branch offices and through its list of approved wholesale loan brokers who deliver completed loan applications to San Rafael Bancorp. In addition, San Rafael Bancorp has developed correspondent relationships with a number of financial institutions to facilitate the origination of real estate loans on a participation basis. Loans presented to San Rafael Bancorp for purchase or participation are generally underwritten substantially in accordance with San Rafael Bancorp's established lending standards, which consider the financial condition of the borrower, the location of the underlying property, and the appraised value of the property, among other factors.

        On an ongoing basis, depending on its current asset / liability strategy, San Rafael Bancorp sells or participates residential, multifamily, and commercial loans to other financial institutions in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. Loan sales and participations are an integral part of San Rafael Bancorp's business strategy, as such sales and participations are used to manage San Rafael Bancorp's capital, liquidity and earnings. The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates.

        Because both the volume of sales and the amount of gain recognized on loan sales is subject to market conditions, there are risks inherent in relying on loan sales as a source of income and balance sheet management. In general, it is more difficult to sell loans, and the gain on sale of loans is lower, when interest rates rise. Tamalpais Bank is exposed to risks to its capital, liquidity, and earnings if loan sales fail to materialize or if the gain on sale of loans is lower than specified in San Rafael Bancorp's business strategy. To mitigate these risks, San Rafael Bancorp generally sells adjustable rate mortgages whose prices are less susceptible to changes in interest rates.

Loan Servicing.

        San Rafael Bancorp services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2003 and 2002, San Rafael Bancorp was servicing $32.8 million and $58.1 million of loans for others, respectively. San Rafael Bancorp's strategic plan does not contain a significant expansion in its loan servicing for others, as management believes that it is more advantageous to retain the underlying loan assets on its balance sheet to generate ongoing net interest income rather than selling or participating the loans and receiving a one time gain on sale.

Credit Quality

General.

        As of December 31, 2003 San Rafael Bancorp had no non performing loans. Management believes that non-performing loans will generally be well secured and or reserved, real estate acquired through foreclosure will be properly valued, and inherent losses are provided for in the allowance for loan losses. However, there can be no assurance that future deterioration in local or national economic conditions, collateral values, borrowers' financial status, or other factors will not result in future credit losses and associated charges against operations. Concerning real estate acquired via foreclosure, no assurance can be provided regarding when these properties will be sold or what the terms of sale will be when they are sold. It is San Rafael Bancorp's general policy to obtain appraisals at the time of foreclosure and to obtain updated appraisals periodically for foreclosed properties that remain unsold.

Non-accrual, Delinquent, and Restructured Loans.

        Management generally places loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. Management also places loans on non-accrual status when they are less than 90 days delinquent when there is concern about the collection of the debt in accordance with the terms of the loan agreement. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where San Rafael Bancorp has granted a concession on the interest paid or the original repayment terms due to financial difficulties of the borrower or because of issues with the collateral securing the loan. As of December 31, 2003 there were no restructured or non-accrual loans.

        All payments on non-accrual loans are recognized on a cash basis until the loan is returned to current status and the quality of the loan has improved to warrant further accruals. Once non-accrual loans are brought current and have exhibited improved performance, the previously reserved delinquent interest is reversed and the loan is retuned to accrual status.

        Interest income foregone on non-accrual loans outstanding at year-end totaled $0 and $54,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, San Rafael Bancorp had no commitments to extend additional funds to loans on non-accrual status.

Delinquent Loan Procedures.

        Specific delinquency procedures vary depending on the loan type and period of delinquency. However, San Rafael Bancorp's policies generally provide that loans be reviewed monthly for delinquencies, and that if a borrower fails to make a required payment when due, San Rafael Bancorp institutes internal collection procedures. For mortgage loans, written late charge notices are mailed no later than the 15th day of delinquency. At 25 days past due, the borrower is contacted by telephone and San Rafael Bancorp makes a verbal request for payment. At 30 days past due, San Rafael Bancorp begins tracking the loan as a delinquency, and at 45 days past due a notice of intent to foreclose is mailed. When contact is made with the borrower prior to foreclosure, San Rafael Bancorp generally attempts to obtain full payment or develop a repayment schedule with the borrower to avoid foreclosure.

Non-performing Assets.

        Non-performing loans include non-accrual loans, loans 90 or more days past due and still accruing interest, and restructured loans. Non-performing assets include all non-performing loans, real estate acquired through foreclosure, and repossessed consumer assets.

        Real estate acquired through foreclosure is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of acquired property is regularly evaluated and, if appropriate, an allowance is established to reduce the carrying value to fair value less estimated costs to sell. San Rafael Bancorp typically obtains appraisals on real estate acquired through foreclosure at the time of foreclosure. San Rafael Bancorp generally conducts inspections on foreclosed properties and properties deemed in-substance foreclosures on a quarterly basis.

Criticized And Classified Assets.

        To measure the quality of assets, San Rafael Bancorp has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting current and potential problem assets. Under these guidelines, both asset specific and general portfolio valuation allowances are established. San Rafael Bancorp currently classifies problem and potential problem assets into one of four categories, presented below in order of increasing severity.

Special Mention Assets.

        Special Mention loans, or Other Assets Especially Mentioned (sometimes referred to as "watch list" loans) possess weaknesses, but do not currently expose San Rafael Bancorp to sufficient risk to warrant categorization as a classified asset or assignment of a specific valuation allowance. Weaknesses that might categorize a loan as Special Mention include, but are not limited to, past delinquencies or a general decline in business, real estate, or economic conditions applicable to the loan.

Classified Assets.

Substandard.

        Substandard loans have one or more defined weakness and are characterized by the distinct possibility that San Rafael Bancorp will sustain some loss if the deficiencies are not corrected.

Doubtful.

        Doubtful loans have the weaknesses of substandard loans, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable; and there is a high possibility of loss of some portion of the principal balance.

Loss.

        Loss loans are considered uncollectible and their continuance as an asset is not warranted.

        Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles. These amounts represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. Judgments regarding the adequacy of general valuation allowances are based on continual evaluation of the nature, volume and quality of the loan portfolio, other assets, and current economic conditions that may affect the recoverability of recorded amounts. Assets classified as a loss require either a specific valuation allowance equal to 100% of the amount classified or a charge-off of such amount.

        As of December 31, 2003, San Rafael Bancorp had seven special mention loans totaling $2,064,000 and two loans totaling $656,000 classified as substandard. San Rafael Bancorp's largest substandard asset is $0.4 million multifamily loan in Northern California.

Allowance For Loan Losses.

        The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in San Rafael Bancorp's loan portfolio. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

        The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including, but not limited to, asset classifications, the size and mix of the loan portfolio, economic trends and conditions, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, changes in non-performing and past due loans, and San Rafael Bancorp's underwriting policies.

        General valuation allowances represent loss allowances that have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. In addition to the requirements of Accounting Principles Generally Accepted in the United States of America, or "GAAP", related to loss contingencies, a state chartered industrial banking company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and DFI. The FDIC, in conjunction with other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions:

  •
  Have effective systems and controls to identify, monitor, and address asset quality problems

  •
  Analyze all significant factors that affect the collectibility of the loan portfolio in a reasonable manner

  •
  Establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

        Various regulatory agencies, in particular the DFI and the FDIC, as an integral part of their examination process, periodically review San Rafael Bancorp's allowance for loan losses. These agencies may require San Rafael Bancorp to make additional provisions for loan losses, based on their judgments of the information available at the time of the examination. Although management believes that the allowance for loan losses is adequate to provide for estimated inherent losses in the loan portfolio, future provisions charged against operations will be subject to continuing evaluations of the inherent risk in the loan portfolio. In addition, if the national or local economy declines or asset quality deteriorates, additional provisions could be required. Such additional provisions could negatively and materially impact San Rafael Bancorp's financial condition and results of operations.

        San Rafael Bancorp continually monitors the adequacy of its Allowance for Loan Losses and may increase the allowance in the future. The growth in the nominal size of the loan portfolio has led management to increase the amount of the allowance in recent years.. As of December 31, 2003 the allowance for loan losses was $2.7 million, or 1.09% of net loans receivable. As of December 31, 2002 the allowance for loan losses was $1.9 million, or 1.10% of net loans receivable.

Loan Concentrations

        San Rafael Bancorp's loan portfolio at December 31, 2003 presented significant geographic concentration. 82.5% of San Rafael Bancorp's loans outstanding at December 31, 2003 were secured by real estate located in the five counties which constitute San Rafael Bancorp's primary lending area:

  •
  San Francisco County

  •
  Alameda County

  •
  Marin County

  •
  Contra Costa County

  •
  Santa Clara County

        This concentration provides certain benefits. For example, San Rafael Bancorp has become well known in its market areas and therefore attracts more business. In addition, management develops a more comprehensive knowledge of real estate values and business trends in markets where lending is regularly conducted. However, this concentration also presents certain risks. A natural disaster such as an earthquake centered in the San Francisco Bay Area would affect San Rafael Bancorp more significantly than firms with loans geographically dispersed over a wider area. Another concentration risk is that a downturn in the economy or real estate values in the San Francisco Bay Area would disproportionately unfavorably affect San Rafael Bancorp versus a State-wide or national lender. The geographic concentration of San Rafael Bancorp's loans is an important factor that management considers in determining appropriate levels of general loan loss reserves.

        San Rafael Bancorp is evaluating the following trends and factors which in management's opinion may increase the inherent loss in the loan portfolio:

  •
  General reduction in national economic growth and the increased volume of layoffs being announced by major corporations may affect local real estate values.

  •
  The California state budget deficit may affect the local economy through both a reduction in services and an increase in taxes. This potentially could reduce local economic activity and adversely affect real estate values.

  •
  Adverse effects of the weakened technology industry upon commercial real estate values. San Rafael Bancorp's primary lending areas include several areas within the San Francisco Bay Area that have been affected by the slump in various technology and technology related businesses.

  •
  Affect of lower stock prices on consumer spending, liquidity, and investment, with a particular concern regarding effects on the demand and pricing for real estate in Tamalpais Bank's primary market areas.

        To the extent that San Rafael Bancorp is successful in its strategic plan and therefore continues to expand its loan portfolio and to increase the proportion of non-residential loans in the portfolio, Management anticipates increasing, in future periods, the allowance for loan losses in a manner consistent with San Rafael Bancorp's loan loss allowance methodology. Experience across the financial services industry indicates that commercial business and income property loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves. The significant geographic concentration in the loan portfolio may also necessitate suitably higher levels of reserves.

        Please refer to Note 3 to the Consolidated Financial Statements and the Management's Discussion and Analysis for additional information concerning loans.

Investment Activities

Cash Equivalents.

        San Rafael Bancorp does not include certain short term, highly liquid investments as investment securities, instead classifying these as cash equivalents. These include:

  •
  Federal funds sold.

  •
  Securities purchased under agreements to resell

  •
  Commercial paper

  •
  Money market mutual fund investments

  •
  Bankers' acceptances

  •
  Certificates of deposit in federally insured financial institutions

Liquidity Maintenance.

        State chartered industrial banking companies have the authority to invest in various types of liquid assets, as defined in applicable regulations, including United States Treasury obligations, securities of or guaranteed by various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, and federal funds. Management believes that maintaining an adequate level of liquidity at all times is fundamental to effective guidance of a financial institution. Management believes that San Rafael Bancorp at all times in 2003 maintained a level of available liquidity considered to be adequate to meet foreseeable operational needs.

Investment Policies.

        In addition to liquid assets, subject to various restrictions, state chartered industrial banking companies may also invest in various other types of securities, including investment-grade corporate debt securities, mortgage-backed securities, asset-backed securities, collateralized mortgage obligations not guaranteed by a federal agency, and mutual funds whose assets conform to the investments that a state chartered industrial banking company is otherwise authorized to make directly. San Rafael Bancorp maintains separate internal investment policies for Tamalpais Bank. These policies are established by the board of directors with the key objectives of:

  •
  Providing and maintaining liquidity

  •
  Generating a favorable total return on a risk-adjusted basis

  •
  Managing the overall interest rate risk profile

  •
  Maintaining compliance with various associated regulations

  •
  Controlling credit risk exposure

        Specifically, San Rafael Bancorp's policies generally limit investments to publicly traded securities that are investment grade. These policies prohibit San Rafael Bancorp's maintenance of a trading portfolio as defined under SFAS No. 115.

Accounting And Reporting.

        Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as a component of other comprehensive income and are included in shareholders' equity.

        At December 31, 2003 San Rafael Bancorp's investment portfolio was entirely composed of adjustable rate pass through mortgage backed securities. In 2003 San Rafael Bancorp restructured its investment portfolio in pursuing the following objectives:

  •
  Generating a steady stream of cash flows to provide liquidity in support of the expanding loan portfolio

  •
  Increasing the interest rate sensitivity of the portfolio in conjunction with San Rafael Bancorp's asset / liability management program

  •
  Deploying the capital that was obtained through San Rafael Bancorp's issuance of a trust preferred securities and generating an interest margin sufficient to cover the trust preferred securities interest payments.

        Please refer to Note 2 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information concerning investment securities.

Sources of Funds

General.

        San Rafael Bancorp's primary sources of funds are customer deposits, principal, interest, and dividend payments on loans and securities, FHLB advances and other borrowings, and, to a lesser extent, proceeds from sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Retail Deposits.

        San Rafael Bancorp offers a variety of deposit accounts with a range of interest rates and terms. San Rafael Bancorp's deposits consist of non interest and NOW checking accounts, savings accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. San Rafael Bancorp's deposits are obtained predominantly from Marin County, California where its branches are located. San Rafael Bancorp relies primarily on customer service and relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions and mutual funds significantly affect San Rafael Bancorp's ability to attract and retain deposits. Tamalpais Bank will also accept brokered deposits and non-brokered wholesale deposits from time to time. Management continually monitors San Rafael Bancorp's certificate accounts and historically San Rafael Bancorp has retained a large portion of such accounts upon maturity. Many of the customers who invest in certificate accounts are candidates for San Rafael Bancorp's private banking services.

        San Rafael Bancorp's strategic plan incorporates increasing the percentage of deposits represented by transaction accounts. Management believes that transaction accounts present the opportunity to strengthen customer relationships, build franchise value, generate fee income, and lower San Rafael Bancorp's relative cost of funds. In addition, an expansion in transaction accounts supports San Rafael

Bancorp's asset / liability management program, as transaction accounts are generally less interest rate sensitive than most alternative sources of funding.

        In recent years, San Rafael Bancorp has introduced a series of money market accounts specifically designed for certain target markets. For example, in 2003 San Rafael Bancorp continued to offer a highly tiered money market account specifically designed to attract higher average balance depositors who might otherwise pursue money market mutual funds. As a result, money market and savings deposit balances have increased in recent years, from $49.2 million at December 31, 2001 to $75.8 million at December 31, 2002, to $87.1 million at December 31, 2003. San Rafael Bancorp has had notable success in obtaining new money market and savings account funds in 2003 as it has been able to offer attractive rates in a declining rate environment while still reducing its cost of funds.

        San Rafael Bancorp's other area of focus in deposit acquisition in recent years has been checking accounts, coincident with San Rafael Bancorp's business strategy of becoming more of a community based financial services organization, meeting the primary financial needs of both consumers and small businesses. Total checking balances expanded from $6.9 million at December 31, 2001 to $10.1 million at December 31, 2002 and to $19.1 million at December 31, 2003.

        The increase in checking account balances during 2003 was supported by increased account balances maintained by local businesses with which San Rafael Bancorp established comprehensive relationships, through such services as lines of credit, courier service, real estate financing, and dedicated account relationship officers. San Rafael Bancorp plans to augment its business checking product line further in 2004 with an enhancement to its internet banking services for businesses. San Rafael Bancorp also plans to augment its line of consumer checking products in 2004 through the opening of several new branches and the expansion of its retail sales force.

        During 2003, San Rafael Bancorp's certificate of deposit portfolio increased by $15.5 million. During the past several years, San Rafael Bancorp has focused its deposit related sales efforts on transaction accounts as a means of increasing net interest margins, bolstering fee income, and building more comprehensive customer relationships. Nonetheless, San Rafael Bancorp has seen an increase in certificates of deposit, partially in response to declines in the stock market. San Rafael Bancorp encounters significant price competition for certificates of deposit from one local thrift in particular, and from new or Internet banks seeking to build their customer bases through aggressive pricing without regard to short term profitability.

        San Rafael Bancorp's weighted average cost of deposits at December 31, 2003 was 1.82%, 8 basis points below the 11th District Cost of Funds Index for December 2003 of 1.90%. While COFI contains funding components other than deposits, San Rafael Bancorp uses a comparison to COFI as a benchmark of its success in managing its cost of deposits. San Rafael Bancorp seeks to manage its cost of deposits both via pricing for individual products and through the deposit portfolio product mix. San Rafael Bancorp's weighted average cost of deposits decreased significantly in 2003 primarily due to the ongoing historically low interest rate environment. San Rafael Bancorp maintained no deposits in foreign banking offices at December 31, 2003.

        Please refer to Note 6 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information concerning deposits.

Borrowings and Wholesale Certificates of Deposit

        From time to time, San Rafael Bancorp obtains borrowed funds through FHLB advances, brokered deposits and wholesale deposits not obtained through brokers. San Rafael Bancorp also has access to federal funds purchased and securities sold under agreements to repurchase as alternatives to retail deposit funds. San Rafael Bancorp will continue to utilize these sources in the future as part of its operating strategy. Borrowings are also utilized to acquire certain other assets as deemed appropriate by management and to better utilize the capital resources of Tamalpais Bank and San Rafael Bancorp. Borrowings are also used as a tool in San Rafael Bancorp's interest rate risk management process.

        FHLB advances are collateralized by Tamalpais Bank's pledged mortgage loans and investment securities and investments in the capital stock of the FHLB. See "SUPERVISION AND REGULATION—Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate, amortization, and maturity terms. The maximum amount that the FHLB will advance to member institutions, including Tamalpais Bank, fluctuates from time to time in accordance with the policies of the FHLB. During 2002 and 2003 Tamalpais Bank used FHLB advances to manage interest rate risk, to provide needed liquidity, and to supplement deposit gathering activity.

        Tamalpais Bank has the ability to obtain wholesale certificates of deposit through approved deposit brokers. These brokered deposits are obtained for rates and terms that are generally comparable to what San Rafael Bancorp can obtain through its retail marketing efforts. Tamalpais Bank also has the ability to obtain wholesale deposits directly from investing institutions without the use of a deposit broker. Tamalpais Bank will continue to obtain brokered and non-brokered wholesale CD's as appropriate in the execution of its long term strategic plan.

        Tamalpais Bank maintains federal funds lines of credit with two correspondent banks. From time to time, Tamalpais Bank may borrow federal funds from its correspondent banks as a source of short term liquidity.

        Please refer to Note 8 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information regarding FHLB advances.

Junior Subordinated Debentures

        On June 27, 2002, San Rafael Bancorp completed its offering of junior subordinated debentures in the amount of $10.3 million. The securities were issued by a special purpose business trust formed by San Rafael Bancorp and were sold to a pooled investment vehicle sponsored by Bear Stearns L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act and have not been registered under the Act. Bear Stearns assisted San Rafael Bancorp in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        The $10.3 million in junior subordinated debentures have a floating rate of interest, which is reset quarterly, equal to 3-month LIBOR plus 3.65%. The floating rate, however, may not exceed 12.0% for the first five years. As of December 31, 2003 the floating rate was 4.77%.

        As the result of the issuance of $10.3 million in junior subordinated debentures, San Rafael Bancorp retired $3.0 million in holding company debt and down-streamed $6.5 million to Tamalpais Bank in the form of Tier I Capital. This enabled Tamalpais Bank to implement an investment strategy whereby it established an investment portfolio that reached a maximum of $77 million and borrowed a maximum of $70 million from the Federal Home Loan Bank (FHLB). The purchased investment securities served as collateral for the borrowing.

        Please refer to Note 7 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information regarding the junior subordinated debentures.

SUPERVISION AND REGULATION

General

        Industrial banking companies are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the benefit of shareholders. The following information describes certain aspects of that regulation applicable to San Rafael Bancorp and Tamalpais Bank, and does not purport to be complete. The following discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of San Rafael Bancorp

General.

        San Rafael Bancorp is not under direct oversight by the FDIC or the DFI. However, as a part of their examinations of Tamalpais Bank, the FDIC and DFI may review the operating records of the holding company as they review affiliated party transactions and to determine any obligation that Tamalpais Bank will have to cover the holding company's operating expenses or funding commitments. San Rafael Bancorp is not a bank holding company and accordingly is not regulated by the Board of Governors of the Federal Reserve System.

Restrictions on Acquisitions.

        Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a federally insured institution without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution in California without prior DFI approval.

Regulation of Tamalpais Bank

Capital Adequacy Requirements

        Tamalpais Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. Additional capital requirements may be imposed on banks based on market risk.

        The FDIC has established capital adequacy regulations for nonmember banks, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital(1) and "supplemental capital elements," or Tier 2 capital(2). At least fifty percent (50%) of the qualifying total capital base must consist of Tier 1 capital. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to one-hundred percent (100%) of Tier 1 capital, net of goodwill.

(1)
Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common shareholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

(2)
Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.

        Nonmember banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent (8%), at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the FDIC to those assets.

        The FDIC has established a minimum leverage ratio of three percent (3%) Tier 1 capital to total assets for nonmember banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of four percent (4%) or five percent (5%). See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Capital Resources."

        The risk-based capital ratios discussed above focus principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The FDIC has addressed many of these areas in related rules and regulations, some of which are discussed below. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank's risk-based capital ratios. In light of the foregoing, the FDIC has stated that banks generally are expected to operate above the minimum risk-based capital ratios. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital commensurate with the level and nature of the risks to which they are exposed.

        Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. Banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management.

        Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

        The federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies focus in the examination on an institution's ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

        In certain circumstances, the FDIC may determine that the capital ratios for an FDIC-insured bank must be maintained at levels which are higher than the minimum levels required by the guidelines or the regulations. A bank which does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.

Payment of Dividends

        Dividends payable by Tamalpais Bank are restricted under California law to the lesser of Tamalpais Bank's retained earnings, or Tamalpais Bank's net income for the latest three fiscal years, less dividends previously paid during that period, or, with the approval of the DFI, to the greater of the retained earnings of Tamalpais Bank, the net income of Tamalpais Bank for its last fiscal year or the net income of Tamalpais Bank for its current fiscal year.

        The FDIC has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by the bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

        In addition to the regulations concerning minimum uniform capital adequacy requirements discussed above, the FDIC has established guidelines regarding the maintenance of an adequate allowance for loan and lease losses. Therefore, the future payment of cash dividends by Tamalpais Bank will generally depend, in addition to regulatory constraints, upon Tamalpais Bank's earnings during any fiscal period, the assessment of the board of directors of the capital requirements of such institutions and other factors, including the maintenance of an adequate allowance for loan and lease losses.

Impact of Monetary Policies

        The earnings and growth of Tamalpais Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of Tamalpais Bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve's actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

Recent and Proposed Legislation

        From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies.

Sarbanes-Oxley Act

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission ("SEC"), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in their company's securities within two business days of the change.

        The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

        Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, San Rafael Bancorp's chief executive officer and chief financial officer are each required to certify that San Rafael Bancorp's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of San Rafael Bancorp's internal controls; they have made certain disclosures to San Rafael Bancorp's auditors and the audit committee of the Board of Directors about San Rafael Bancorp's internal controls; and they have included information in San Rafael Bancorp's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in San Rafael Bancorp's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

USA PATRIOT ACT

        In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct

Terrorism (USA PATRIOT) Act of 2001. The USA PATRIOT Act also made significant changes to the Bank Secrecy Act. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  •
  To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

  •
  To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  •
  To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

  •
  To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

        Under the USA PATRIOT Act, financial institutions are to establish anti-money laundering programs to enhance their Bank Secrecy Act program. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  •
  The development of internal policies, procedures, and controls;

  •
  The designation of a compliance officer;

  •
  An ongoing employee training program; and

  •
  An independent audit function to test the programs.

        Management believes that Tamalpais Bank is currently in compliance with the Act.

Financial Services Modernization Legislation

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

        The major provisions of the Gramm-Leach-Bliley Act are:

        FINANCIAL HOLDING COMPANIES AND FINANCIAL ACTIVITIES.    Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

        Final regulations adopted by the FDIC in January 2001, in the form of amendments to Part 362 of the FDIC rules and regulations, provide the framework for subsidiaries of state nonmember banks to engage in financial activities that the Gramm-Leach-Bliley Act permits national banks to conduct through a financial subsidiary. Activities permissible for financial subsidiaries of national banks, and, pursuant to Section 362 of the FDIC rules and regulations, also permissible for financial subsidiaries of state nonmember banks, include, but are not limited to, the following: (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

        SECURITIES ACTIVITIES.    Title II narrows the exemptions from the securities laws previously enjoyed by banks and creates a new, voluntary investment bank holding company. The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks.

        INSURANCE ACTIVITIES.    Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions.

        PRIVACY.    Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        Compliance with these rules was mandatory after July 1, 2001. San Rafael Bancorp and Tamalpais Bank were in full compliance with the rules as of or prior to their respective effective dates.

        SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION.    Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program.

        Tamalpais Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines, and since initial implementation has, as necessary, updated and improved that program.

        COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS.    The federal banking agencies have adopted final regulations implementing Section 711 of Title VII of the Gramm-Leach-Bliley Act, the Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. Neither San Rafael Bancorp nor Tamalpais Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

        San Rafael Bancorp and Tamalpais Bank intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective.

Consumer Protection Laws and Regulations

        The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. Tamalpais Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

        The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." Tamalpais Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of October 1, 1998.

        The Equal Credit Opportunity Act ("ECOA") generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

        The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

        The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

        The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

        Finally, the Real Estate Settlement Procedures Act ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

        Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, Tamalpais Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

California Financial Information Privacy Act/Fair Credit Reporting Act

        In 1970, the federal Fair Credit Reporting Act (the "FCRA") was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

        The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer's nonpublic personal information. The Act would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and would require Tamalpais Bank to adopt new policies, procedures and disclosure documentation if implemented as enacted. The cost of complying with this legislation is not predictable at this time.

        Congress enacted the FACT Act, ("Fair and Accurate Credit Transaction Act") of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privacy Act. The FACT Act requires the Board of Governors and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that those regulations must become effective within six months of issuance. The provisions of the regulations that will implement the FACT Act, and the timing of their effect on Tamalpais Bank, cannot be determined at this time.

Check 21 Act

        On December 22, 2003, the Board of Governors approved a proposed rule to amend Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act ("Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and becomes effective on October 28, 2004.

        To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Board's proposed amendments: 1) set forth the requirements of the Check 21 Act that apply to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank indorsement and identification requirements for substitute checks. The proposed amendments also clarify some existing provisions of the rule and commentary.

        Tamalpais Bank began imaging its customers' checks in 2003 and anticipates that the Check 21 Act will have limited impact on Tamalpais Bank. The Act provides for "paperless" clearing of transit items which may provide some cost savings in transportation costs.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because San Rafael Bancorp accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to San Rafael Bancorp. The additional disclosure requirements of the statement are included in these financial statements. In management's opinion, the adoption of this Statement did not have a material impact on San Rafael Bancorp's consolidated financial position or results of operations.

        In January 2003 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46") and in December 2003 FASB issued a revision ("FIN 46R"). FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities. Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes. The Company has deconsolidated its trust preferred securities as of December 31, 2003 and restated prior periods presented, which did not have a material impact on the financial condition or operating results of the Company.

        On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this Statement is not expected to have a material impact on San Rafael Bancorp's consolidated financial position or results of operations.

Transactions with Related Parties

        Tamalpais Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls, is controlled by or is under common control with an institution, including San Rafael Bancorp and any non-financial institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of covered transactions as follows:

  •
  To an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

  •
  To an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

        In addition, an institution and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

  •
  A loan or extension of credit to an affiliate;

  •
  A purchase of investment securities issued by an affiliate;

  •
  A purchase of assets from an affiliate, with some exceptions;

  •
  The acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

  •
  The issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

        Tamalpais Bank's authority to extend credit to executive officers, directors, and 10% shareholders, as well as entities such persons control, is governed by the Federal Reserve Act and Federal Reserve Regulation O through application of the FDI Act. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Specific legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans Tamalpais Bank may make to insiders based, in part, on Tamalpais Bank's capital position and requires certain Board approval procedures to be followed. For information concerning loans to executive officers and directors of San Rafael Bancorp, please refer to Note 19 to the Consolidated Financial Statements.

Loans to One Borrower Limitation

        Pursuant to the California Financial Code, a state chartered industrial banking company's total unsecured loans or extensions of credit to a single or related group of borrowers may not exceed 15% of the sum of the bank's shareholders' equity, allowance for loan losses, and capital notes and debentures. The total of secured and unsecured loans or extensions of credit to a single or related group of borrowers may not exceed 25% of the sum of the bank's shareholders' equity, allowance for loan losses, and capital notes and debentures.

        At December 31, 2003, Tamalpais Bank's limit on loans to one borrower was $3.8 million for unsecured loans and $6.4 million total unsecured and secured loans. At December 31, 2003, Tamalpais Bank's largest aggregate outstanding balance of loans to one borrower totaled approximately $5.1 million. This consists of one $3.0 million loan secured by a first deed of trust on a commercial property in San Rafael, CA and one $2.1 million loan secured by a second deed of trust on the borrower's personal residence in Tiburon, CA. One of Tamalpais Bank's full service branches is located in the San Rafael commercial property and Tamalpais Bank pays the borrower market rents as a lessee.

Federal Home Loan Bank System

        Tamalpais Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB-SF"). Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned geographic region. Each Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the FHLB system. The FHLB-SF provides a comprehensive credit facility and various correspondent services to member institutions. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a member of the FHLB-SF, Tamalpais Bank is required to own capital stock in an amount at least equal to the greater of:

  •
  1.0% of the aggregate principal amount of outstanding residential loans and mortgage backed securities, as defined, at the beginning of each calendar year; and

  •
  4.7% of its advances from the FHLB.

        At its most recent evaluation, Tamalpais Bank was in compliance with this requirement. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and securities, and Tamalpais Bank's investment in the capital stock of the FHLB. It is the policy of Tamalpais Bank to maintain an excess of pledged collateral with the FHLB-SF at all times to serve as a ready source of additional liquidity.

        The FHLBs are required to provide funds to contribute toward the payment of certain bonds issued in the past to fund the resolution of insolvent thrifts. In addition, FHLBs are required by statute to contribute funds toward affordable housing programs. These requirements could reduce the amount of dividends the FHLBs pay on their capital stock and could also negatively affect the pricing offered for on and off balance sheet credit products—events that could unfavorably affect the profitability of San Rafael Bancorp.

        The Gramm-Leach-Bliley Act made significant reforms to the FHLB system, including:

  •
  Expanded Membership

  •
  expands the uses for, and types of, collateral for advances;

  •
  eliminates bias toward QTL lenders; and

  •
  removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

  •
  New Capital Structure—each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity.

  •
  REFCorp Payments—changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

        As required by the FHLB System Modernization Act of 1999, the FHLB-SF has recently submitted its proposed capital plan to the Federal Housing Finance Board for approval. In early 2002, the Federal Housing Finance Board was evaluating the FHLB-SF's proposed capital plan, as well as the proposed capital plans of the other 11 Federal Home Loan Banks. Following the approval of the FHLB-SF's capital plan as submitted or as required to be modified, the FHLB-SF will give members at least 240 days written notice of the implementation date for the final capital plan. This advance notice period is designed to provide members with sufficient time to evaluate the final plan and make any associated decisions or elections involving their membership. Based upon a review of the most recent proposed FHLB-SF capital plan, management does not anticipate a material affect to San Rafael Bancorp's results of operations, financial condition, or investment requirement in FHLB capital stock if the most recent FHLB-SF proposed capital plan is approved as submitted.

Other

        Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the FDIC and the DFI may affect the business of San Rafael Bancorp and Tamalpais Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of San Rafael Bancorp and Tamalpais Bank.

Other Information

        Neither San Rafael Bancorp nor Tamalpais Bank holds material patents, trademarks, licenses, franchises or concessions. No expenditures have been made by the San Rafael Bancorp, during the last two fiscal years, on material research activities relating to the development of services or the improvement of existing services.

        Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of San Rafael Bancorp or Tamalpais Bank.

        San Rafael Bancorp's business is not seasonal. San Rafael Bancorp's intends to continue with the same basic commercial banking activities that have characterized the San Rafael Bancorp's operations since its inception. The San Rafael Bancorp's anticipates continued profitable growth while maintaining sound credit and management policies.

Employees

        As of December 31, 2003, San Rafael Bancorp directly employed one part time employee. As of December 31, 2002, San Rafael Bancorp did not have any direct employees.

        As of December 31, 2003, Tamalpais Bank employed thirty seven (37) full-time employees, including three executive officers. As of December 31, 2002, Tamalpais Bank employed twenty six (26) full-time employees, including three executive officers.

Item 2—Description of Property

        The following table sets forth information relating to each of San Rafael Bancorp's offices as of December 31, 2003:

	Leased Or Owned	Original Date Leased or Acquired	Date of Lease Expiration
Administrative Offices:
4380 Redwood Hyw. Suite A-1 San Rafael, California 94903	Leased	2/27/2002	3/31/2005
Full Service Branch Offices Currently Open:
851 Irwin St. Suite 100 San Rafael, California 94901	Leased	8/18/1998	8/31/2008
453-455 Miller Ave. Mill Valley, California 94941	Leased	5/1/2002	4/31/2012
575 Sir Francis Drake Blvd. Greenbrae, California 94904	Leased	7/23/2002	7/31/2012
Stand Alone ATM Machine
735 College Ave. Kentfield, California 94904	Leased	5/29/2003	5/29/2006
Full Service Branch Offices Not Yet Open:
100 Sir Francis Drake Blvd. San Anselmo, California 94960	Leased	11/15/2002	11/15/2017
71 Casa Buena Dr.. Corte Madera, California 94925	Leased	12/29/2003	12/29/2013

        Management deems that San Rafael Bancorp's insurance coverage on its properties is adequate.

Real Estate Investment Policies

        San Rafael Bancorp currently does not invest in real estate. As a federally insured bank, Tamalpais Bank is limited in its ability to invest in real estate. Accordingly, the Bank's real estate activities are limited to making loans secured by real estate. See "DESCRIPTION OF BUSINESS."

Item 3—Legal Proceedings

        San Rafael Bancorp is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of San Rafael Bancorp or any associate of these persons is a party adverse to San Rafael Bancorp or has a material interest adverse to San Rafael Bancorp in any material legal proceeding.

Item 4—Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

        As of December 31, 2003, San Rafael Bancorp's common equity consisted of 10,000,000 authorized shares of no par value common stock, 3,136,957 shares of which were issued and outstanding and 120,536 shares of which were subject to outstanding stock options. San Rafael Bancorp intends to list its common stock on the Nasdaq Small Cap Market under the symbol "SRBC". Assuming successful listing on the Nasdaq Small Cap Market, Hoefer & Arnett, Wedbush Morgan Securities, and The Seidler Company Incorporated have indicated that they intend to act as market makers for San Rafael Bancorp common stock. However, no assurance can be given that all listing requirements will be met as a result of this offering or in the future.

        There is very limited trading in and no established public trading market for San Rafael Bancorp's common stock. While San Rafael Bancorp's common stock is not subject to specific restrictions on transfer, San Rafael Bancorp does not anticipate that an active trading market in its common stock will develop as a result of this offering, and no assurance can be given that an active trading market will develop in the future.

        The following information is estimated based on trades of which San Rafael Bancorp was aware, not including purchases of stock through the exercise of stock options, and has been adjusted for stock splits. There may be other transactions of which San Rafael Bancorp is not aware and which are not reflected in the range of actual sales prices stated. Additionally, since trading in San Rafael Bancorp's common stock is limited, the range of prices stated is not necessarily representative of prices which would result from a more active market.

	High	Low
First Quarter, 2002	$4.33	$4.33
Second Quarter, 2002	4.33	4.33
Third Quarter, 2002	—	—
Fourth Quarter, 2002	8.33	6.67
First Quarter 2003	10.00	8.33
Second Quarter 2003	10.00	10.00
Third Quarter 2003	—	—
Fourth Quarter 2003	13.00	13.00

        The last sales price of our common stock on or before March 18, 2004, the last practicable date before printing of this document, was $13.00, which reflects the price per share of the stock offering that closed in the first quarter of 2004.

Public Offering of Common Stock

        On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a proposed public offering of the Company's common stock for an aggregate consideration of between $9,681,113 and $26,000,000. The registration statement was declared effective on October 20, 2003, and the Company commenced an offering of 744,701 to 2,000,000 shares of its common stock at a price of $13.00 per share. Of the 2,000,000 shares being offered, 510,599 shares have been offered by San Rafael Bancorp and 1,489,401 shares have been offered by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of San Rafael Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc. Priority has been given to the 1,489,401 shares offered by the limited partnership. As of December 31, 2003 no shares could be sold for the benefit of San Rafael Bancorp and San Rafael Bancorp had received no proceeds from this offering, as all of the shares owned by the limited partnership have not been sold as of that date. As of December 31, 2003 no subscription had been accepted.

        Under the terms of the offering San Rafael Bancorp reserved the right, in its sole discretion, to engage the services of a broker or brokers in connection with the offering. San Rafael Bancorp subsequently engaged the services of Cohen Bros. & Company to act as broker to assist it in selling shares in the offering on a non-exclusive best efforts basis. In a best efforts offering, the underwriters are not required to sell any specific number or dollar amount of securities but will use their best efforts to sell the securities offered. As provided in that prospectus, San Rafael Bancorp has agreed to pay Cohen Bros. a commission equal to 2% of the gross offering proceeds derived from investors introduced to San Rafael Bancorp by Cohen Bros. The maximum commission that could be paid is $520,000.

        As of December 31, 2003 subscriptions of $3,547,661 had been received but yet not accepted, therefore there were no net proceeds associated with this offering as of that date. The proceeds from the sale of new shares sold in the offering will be utilized by San Rafael Bancorp and Tamalpais Bank to support their growth and for working capital. San Rafael Bancorp will not receive any of the net proceeds from the shares sold by Community Bankshares L.P.

        As of December 31, 2003, the following expenses have been incurred in connection with the issuance and distribution of securities registered: All costs associated with the offering will be shared by Community Bankshares L.P on a pro rate basis based on the number of shares sold by each entity, except for the SEC registration fee and the Nasdaq listing fee, which will be borne by San Rafael Bancorp.

Underwriting Discounts and Commissions	$0
Legal Fees	205,527
Accounting Fees	54,080
Printing and Edgarizing	55,679
Marketing	134,763
Other Expenses	12,108
Total Expenses	$462,157

        All expenses were paid to persons other than directors, officers, or 10% shareholders of the Company. However, it is anticipated that Community Bankshares will be liquidated in whole or in part from the proceeds of this offering. At an offering price per share of $13.00 and upon liquidation Cole Financial Ventures will receive an accrued management fee of approximately $1.7 million. Additionally, upon the liquidation of Community Bankshares, Cole Financial Ventures will receive approximately $3,379,460 as the general partner's share of the profits. Of the total $5,116,305 payable to Cole Financial Ventures, 72.5%, or $3,709,321 will be paid to the Kit M. Cole Family Trust and 5%, or approximately $255,815, will be paid to San Rafael Bancorp Director Jeffrey Tappan. The remainder will be paid to Ms. Cole's adult children or trusts for her grandchildren. If all of the shares being offered on behalf of Community Bankshares are sold, payment of the amounts due Cole Financial Ventures will be in cash. If more than the minimum 744,701, but less than all, of the shares being offered on behalf of Community Bankshares are sold, payment of the amounts due Cole Financial Ventures will be a combination cash and shares of San Rafael Bancorp not sold.

        As of December 31, 2003, San Rafael Bancorp had approximately 122 shareholders of record.

Dividends

        San Rafael Bancorp's shareholders are entitled to receive dividends when and as declared by the board of directors out of funds legally available, subject to the restrictions provided by the California General Corporation Law. The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may still make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:

  •
  the corporation's assets must equal at least 1.25 times its liabilities; and

  •
  the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 1.25 times its current liabilities.

        The primary source of income for San Rafael Bancorp, on a stand-alone basis, is the receipt of dividends from Tamalpais Bank. The availability of dividends from Tamalpais Bank is limited by various statutes and regulations. See "SUPERVISION AND REGULATION—Regulation of Tamalpais Bank—Payment of Dividends."

        Since its inception, San Rafael Bancorp has paid only one cash dividend of $0.05 per share, which was payable in April, 2001.

        The following chart provides information as of December 31, 2003 concerning the Bank's Stock Option Plans, the Bank's only equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a) (c)
Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	120,536	$4.52	311,215
2003 Non-Employee Directors' Stock Option Plan	19,000	10.00	48,000

Equity compensation plans not approved by security holders	0	N/A	0

Total	139,536	$5.27	359,215

Item 6—Management's Discussion and Analysis

        Certain matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forwarded-looking statements. Such risks and uncertainties include, but are not limited to, those described in "DESCRIPTION OF BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." As a result, the information contained in this Annual Report should be carefully considered when evaluating the business prospects of San Rafael Bancorp and Tamalpais Bank..

Critical Accounting Policies

        Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses.

        The allowance for loan and lease losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries.

        We evaluate our allowance for loan and lease loss on a monthly basis. We believe that the allowance for loan and lease loss is a "critical accounting estimate" because it is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

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

Available for Sale Securities.

        SFAS 115 requires that Available for Sale securities be carried at fair value. We believe this is a "critical accounting estimate" in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available for sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders' equity.

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

General

        Management's discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto, included elsewhere in this annual report.

        The consolidated Company is comprised of two entities, the parent company, San Rafael Bancorp (Bancorp), and its wholly owned subsidiary, Tamalpais Bank (Bank). San Rafael Capital Trust I (Trust) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures trust preferred securities and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10 million of trust preferred securities are so reflected. The Bank represents substantially all of the operational activities of the Company, and accordingly, the discussion and analysis of the Bank and Company are substantially the same.

        For the year ended December 31, 2003 we reported, on a consolidated basis, net income of $2,798,000 as compared to $2,070,000 for 2002. Basic earnings per share were $0.89 for 2003 as compared to $0.66 for 2002. Diluted earnings per share were $0.87 for 2003 as compared to $0.65 for 2002. The increase in net income was a result of several factors. Net interest income increased by $3,370,000, primarily as a result of a 44% increase in the amount of earning assets, while provisions for loan losses increased by $187,000. Noninterest income decreased by $468,000, primarily as a result of a $278,000 decrease in the gain on sale of securities and a $128,000 decrease in gain on sale of loans. However, noninterest expense increased by $1,607,000, primarily due to increased salaries and benefits and occupancy expenses. Income tax expense increased by $381,000 as a result of increased pre-tax earnings.

        As of December 31, 2003, consolidated total assets were $301,961,000 as compared to $268,133,000 at December 31, 2002, which represents an increase of approximately 13%. Net loans increased $71,472,000 from $174,947,000 at December 31, 2002 to $246,418,000 at December 31, 2003 which represents an increase of approximately 41%. Total investment securities decreased by $54,378,000 from

$73,285,000 at December 31, 2002 to $18,907,000 at December 31, 2003 which represents a decrease of approximately 74%. Total deposits increased $35,722,000 from $175,904,000 at December 31, 2002 to $211,626,000 at December 31, 2003 which represents an increase of approximately 20%. Stockholders' equity increased $2,860,000 from $11,014,000 as of December 31, 2002 to $13,874,000 as of December 31, 2003 which represents an increase of approximately 26%.

        The following table presents summary financial information at or for the periods indicated:

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Financial Condition Data:
Total assets	$301,961	$268,133	$144,276
Available for sale securities	—	37,657	—
Held to maturity securities	18,907	35,628	—
Federal Home Loan Bank restricted stock	3,609	4,333	473
Pacific Coast Bankers' Bank restricted stock	50	50	50
Loans receivable, net of allowance for loan losses	246,418	174,947	122,360
Deposits	211,626	175,904	127,052
Federal Home Loan Bank advances	65,101	69,869	4,500
Junior Subordinated Debentures	10,310	10,310	—
Other borrowings	—	—	2,963
Total stockholders' equity	13,874	11,014	9,190
Statement of Operations Data:
Interest income	$17,451	$13,187	$10,794
Interest expense	6,303	5,410	5,476

Net interest income	11,148	7,777	5,318
Provision for loan losses	784	597	323

Net interest income after provision for loan losses	10,364	7,180	4,995
Noninterest income	560	1,028	674
Noninterest expenses(4)	6,405	4,798	3,459

Income (loss) before income tax expense (benefit)	4,519	3,410	2,210
Income tax expense (benefit)	1,721	1,340	834

Net income (loss)	$2,798	$2,070	$1,376

Per Share Data:
Earnings (loss) per share—Basic	$0.89	$0.66	$0.44
Earnings (loss) per share—Diluted	0.87	0.65	0.43
Common shares outstanding at end of period	3,136,957	3,128,739	3,139,311
Book value per share	$4.42	$3.52	$2.93
Performance Ratios and Other Data:
Return on average assets	0.97%	1.03%	1.08%
Return on average stockholders equity	22.2%	20.5%	16.6%
Efficiency ratio	54.7%	54.5%	57.7%
Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	9.1%	11.0%	9.8%
Total risk based capital	10.2%	12.1%	10.9%
Tier 1 leverage capital	7.5%	7.5%	8.2%

Distribution of Assets, Liabilities and Stockholders' Equity

        The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

SAN RAFAEL BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid
	(dollars in thousands)
Assets
Investment securities—taxable(1)	$55,516	$1,567	2.82%	$26,007	$820	3.15%	$109	$6	5.50%
Other investments	6,684	178	2.66%	4,594	139	3.03%	1,967	66	3.36%
Interest bearing deposits in other financial institutions	4,500	166	3.68%	10,428	360	3.45%	3,920	240	6.12%
Federal funds sold	2,156	22	1.03%	7,088	113	1.59%	5,043	198	3.93%
Loans(2)	215,041	15,518	7.22%	146,956	11,755	8.00%	113,050	10,284	9.10%

Total Interest Earning Assets	283,897	17,450	6.15%	195,073	13,187	6.76%	124,089	10,794	8.70%
Allowance for loan losses	(2,324)			(1,592)			(1,221)
Cash and due from banks	2,671			3,503			1,974
Net premises, furniture and equipment	1,489			1,607			625
Other assets	3,211			2,048			1,360

Total Assets	$288,944			$200,639			$126,827

Liabilities and Shareholders' Equity
Interest bearing demand	$5,833	48	0.82%	$4,300	44	1.02%	$2,947	52	1.76%
Savings deposits(3)	79,579	1,241	1.56%	60,667	1,357	2.24%	37,931	1,331	3.51%
Time deposits	105,742	2,943	2.78%	76,496	2,672	3.49%	69,275	3,831	5.53%
Other borrowings	65,403	1,553	2.37%	38,395	1,050	2.73%	5,095	262	5.14%
Junior Subordinated Debentures	10,310	518	5.02%	5,385	287	5.33%	—	—	—

Total Interest Bearing Liabilities	266,867	6,303	2.36%	185,243	5,410	2.92%	115,248	5,476	4.75%
Noninterest deposits	6,937			3,985			2,261
Other liabilities	2,560			1,335			1,049

Total Liabilities	276,364			190,563			118,558
Shareholders' Equity	12,580	4.35%	5.02%	10,076			8,269

Total Liabilities and Shareholders' Equity	$288,944			$200,639			$126,827

Net interest income		$11,148			$7,777			$5,318

Net interest spread(4)			3.78%			3.84%			3.95%
Net interest margin(5)			3.93%			3.99%			4.29%

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

(5)
Net interest margin is the net yield on average interest earning assets.

Net Interest Income and Net Yield

        Our earnings depend largely upon the difference between the interest income we receive from our loan portfolio, investment securities, and other earning assets and the interest paid on our liabilities, including interest paid on deposits and any borrowings and/or debentures. This difference is net interest income. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. Our net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net yield on interest-earning assets is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other events beyond our control, including the monetary policies of the Federal Reserve.

        For the year end ended December 31, 2003, net interest income was $11,148,000 versus $7,777,000 for the year ended December 31, 2002 an increase of 43%. Average interest-earning assets were $283,897,000 for the year ending December 31, 2003 versus $195,073,000 for the year ended December 31, 2002, an increase of $88,824,000 or 46%. Average loans increased to $215,041,000 in 2003 versus $146,956,000 in 2002, an increase of $68,085,000 or 46% and represented most of the increase in earning assets. Average interest-bearing liabilities were $266,867,000 for the year ending December 31, 2003 versus $185,243,000 for the year ended December 31, 2002, an increase of $81,624,000 or 44%. Average interest bearing deposits increased to $191,154,000 in 2003 versus $141,463,000 in 2002, an increase of $49,691,000 or 35% and represented most of the increase in interest bearing liabilities. The yield on interest-earning assets was 6.15% and the average cost of interest-bearing liabilities was 2.36% for the year ended December 31, 2003. This resulted in the net yield (margin) on interest-earning assets of 3.93%. The yield on interest-earning assets was 6.76% and the average cost of interest-bearing liabilities was 2.92% for the year ended December 31, 2002. This resulted in the net yield (margin) on interest-earning assets of 3.99% in 2002.

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

	Year ended December 31, 2003 Compared to Year ended December 31, 2002			Year ended December 31, 2002 Compared to Year ended December 31, 2001
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase/(decrease) in Interest Income
Investment securities	$841	$(94)	$747	$818	$(4)	$814
Other investments	57	(18)	39	80	(7)	73
Interest-bearing deposits	(217)	23	(194)	261	(141)	120
Federal Funds Sold	(60)	(31)	(91)	61	(146)	(85)
Loans	5,006	(1,243)	3,763	2,819	(1,348)	1,471

	5,627	(1,363)	4,264	4,039	(1,646)	2,393
Increase/(decrease) in Interest Expense
Interest-bearing checking	14	(10)	4	19	(27)	(8)
Savings deposits	358	(474)	(116)	618	(592)	26
Time Deposits	886	(615)	271	367	(1,526)	(1,159)
FHLB and other borrowings	658	(154)	504	964	(176)	788
Junior Subordinated Debentures	248	(17)	231	287	0	287

	2,164	(1,270)	894	2,255	(2,321)	(66)

Increase/(decrease) in Net Interest Income	$3,463	$(93)	$3,370	$1,784	$675	$2,459

Loans

        The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
One-to-four family residential	$11,403	$14,294	$6,988	$4,087	$4,204
Multifamily residential	97,941	65,488	39,025	34,361	43,911
Commercial real estate	112,217	71,076	54,862	38,269	30,167
Land	8,039	8,572	8,112	8,723	7,976
Construction real estate	12,071	10,651	9,113	2,638	2,056
Consumer loans	2,318	2,309	1,420	192	496
Commercial, non real estate	3,780	3,657	3,796	4,603	184

Total gross loans	247,769	176,047	123,316	92,873	88,994
Net deferred loan costs	1,375	842	389	288	238
Total loans receivable, net of deferred loan costs	249,144	176,889	123,705	93,161	89,232

Allowance for loan losses	(2,726)	(1,942)	(1,345)	(1,022)	(979)

Loans receivable, net	$246,418	$174,947	$122,360	$92,139	$88,253

        Real estate construction loans are primarily interim loans to finance the construction of commercial and single family residential property. These loans are typically short-term. Other real estate loans consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. Maturities on these loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years). Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

        Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," which are loans with maturities normally ranging from one to five years.

        Consumer loans are made for the purpose of financing various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest.

        Outstanding loan commitments at December 31, 2003 and December 31, 2002 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of December 31, 2003 and December 31, 2002, approximately 97.5% and 96.6%, respectively, of our loans were secured by real estate.

        The following table sets forth the maturity distribution of our loans outstanding net of deferred loan costs at December 31, 2003 and December 31, 2002. At those dates, we had no loans with maturity greater than thirty years.

	At December 31, 2003
	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollars in Thousands)
One-to-four family residential	$2,159	$674	$8,570	$11,403
Multifamily residential	1,011	130	96,800	97,941
Commercial real estate	5,053	4,506	102,658	112,217
Land	1,092	6,947	—	8,039
Construction real estate	8,255	3,816	—	12,071
Consumer loans	2,299	19	—	2,318
Commercial, non real estate	2,641	—	1,139	3,780

Total	$22,510	$16,092	$209,167	$247,769

        All of the loans maturing within one year have adjustable interest rates. $14,502,000 of the loans maturing in one to five years are adjustable rate and $1,590,000 are fixed rate. All of the loans maturing after five years are adjustable rate.

        The following table presents San Rafael Bancorp's gross loans as of December 31, 2003 and December 31, 2002, segregating those with fixed versus floating and adjustable interest rates. Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six- month constant maturity treasury index. As of December 31, 2003, approximately 99.3% of our loan portfolio was comprised of floating and adjustable interest rate loans.

	At December 31, 2003
	Repricing Within One Year	Repricing One to Five Years	Repricing After Five Years	Total
	(Dollars in Thousands)
Adjustable rate loans
One-to-four family residential	$9,872	$1,531	$—	$11,403
Multifamily residential	64,343	32,868	730	97,941
Commercial real estate	68,341	41,248	1,038	110,627
Land	7,084	955	—	8,039
Construction real estate	12,071	—	—	12,071
Consumer loans	2,318	—	—	2,318
Commercial, non real estate	3,780	—	—	3,780

Total	$167,809	$76,602	$1,768	$246,179

Fixed rate loans
Commercial real estate	$—	$1,590	$—	$1,590

Total	$—	$1,590	$—	$1,590

Nonperforming Assets

        Prior to classifying a loan as nonperforming, we review each loan to determine the nature of the problem and the need to classify. Further, all nonperforming loans are reviewed on a monthly basis to discern if there were changes to the value of the collateral and the ability of the borrower to repay. Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "nonperforming" and are placed on a non-accrual status, unless the loan is well collateralized and in the process of collection. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.

        When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of "nonperforming assets." For the period commencing January 1, 1999 through December 31, 2003, we have not had any OREO.

        The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

	Balances as of December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accrual loans
One-to-four family residential	$—	$248	$—	$—	$—
Multifamily residential	—	—	196	—	—
Commercial real estate	—	463	—	—

	$—	$711	$196	$—	$—

Restructured Loans	—	—	—	—	—
Nonperforming assets as a percent of total loans	0.00%	0.40%	0.16%	0.00%	0.00%
Nonperforming assets as a percent of total assets	0.00%	0.27%	0.14%	0.00%	0.00%
Allowance for Loan Losses	$2,726	$1,942	$1,345	$1,022	$979
Allowance for Loan Losses/loans outstanding at period end	1.09%	1.10%	1.09%	1.10%	1.10%

        As of December 31, 2003, we had no loans classified as non-accrual. As of December 31, 2002 we had two loans classified as non-accrual. Both of these loans paid off in 2003 with full collection of principal, interest, and late charges.

        The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Loans delinquent 60-89 days and accruing
Multifamily residential	$—	$—	$—	$—	$667
Commercial real estate	—	84		—	—
Consumer loans	—	200		—	—

	$—	$284	$—	$—	$667

Loans delinquent 90 days or more and accruing
Commercial real estate	$—	$22	$—	$—	$—
Land and Construction	121	—	—	145	390

	$121	$22	$—	$145	$390

Allowance and Provisions for Loan Losses

        We maintain an allowance for loan and lease losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower's ability to repay and present economic conditions.

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

        Each month we also review the allowance and make additional transfers to the allowance as needed. For the year 2003, the provision for loan losses was $784,000 as compared to $597,000 for the year 2002 This represents an increase of $187,000 or 31% from 2002 to 2003. For year 2003 and 2002 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

        At December 31, 2003 and December 31, 2002, the allowance for loan and lease losses was 1.09% and 1.10% of loans outstanding, respectively. At those same dates, the ratio of the allowance for loan and lease losses to nonperforming loans was not applicable and and 273%, respectively. Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan and lease losses.

        The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Loans Outstanding, Period End	$249,144	$176,889	$123,705	$93,146	$89,216
Average Amount of Loans Outstanding	215,041	146,956	113,050	94,659	100,144
Period end non-performing loans outstanding	—	711	196	—	—
Loans Loss Reserve Balance, Beginning of Period	$1,942	$1,345	$1,022	$979	$1,127
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Additions/(Reductions) charged to operations	784	597	323	43	(148)

Allowance for Loan and Lease Loss, End of Period	$2,726	$1,942	$1,345	$1,022	$979

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%	0.00%	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.10%	1.09%	1.10%	1.10%

Criticized and Classified Assets

        The following table presents San Rafael Bancorp's criticized and classified assets as of the dates indicated:

	As of December 31,
	2003	2002	2001
Criticized Assets
One-to-four family residential	$—	$499	$248
Multifamily residential	275	400	—
Commercial real estate	183	400	1,160
Land	1,059	498	501
Construction real estate	—	1,036	—
Consumer, non real estate	120	—	—
Commercial, non real estate	427	500	—

Special mention	$2,064	$3,333	$1,909

Classified Assets
One-to-four family residential	—	248	—
Multifamily residential	395	—	196
Commercial real estate	—	463	—
Land	261	263	—
Construction real estate	—	—	1,520

Substandard loans	$656	$974	$1,716

Total classified assets	$656	$974	$1,716

Classified assets to total assets	0.02%	0.04%	0.12%
Classified assets to stockholders' equity	0.47%	0.88%	1.87%
Allowance for loan losses to total classified assets	416%	199%	78%

        As of December 31, 2003 we have identified two loans totaling $656,000 loan that have a higher than normal risk of loss and have been classified as substandard. One loan is a $395,000 multifamily loan located in the Bank's primary market area, and one loan is a $261,000 land loan located in the Bank's primary market area. In addition, approximately $2,064,000 in loans, representing 0.83% of net loans, have been placed on our internal "watch list" for special attention and loss potential and are closely monitored. These loans have been categorized as Special Mention. As of December 31, 2003, approximately $275,000 were multifamily loans, $183,000 were commercial real estate loans, $1,059,000 were land loans, $120,000 were consumer loans and $427,000 were commercial loans. These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

        Please refer to Note 3 to the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Investments

        In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments. Sales of "Federal Funds," short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of December 31, 2003 and December 31, 2002, the carrying values of securities pledged were $18,907,000 and $73,285,000, respectively, representing our entire investment securities portfolio. Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

        As of December 31, 2003 and December 31, 2002, our investment portfolio consisted of mortgage-backed securities. We also owned $3,609,000 and $4,333,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker's Bank stock as of December 31, 2003 and December 31, 2002, respectively. We also had interest-bearing time deposits in other financial institutions amounting to $12,844,000 and $7,214,000 as of December 31, 2003 and December 31, 2002, respectively.

        At December 31, 2003, $18,907,000 of our securities was classified as held-to-maturity and $0 of our securities were classified as available-for-sale. At December 31, 2002, $35,628,000 of our securities was classified as held-to-maturity and $37,657,000 of our securities was classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker's Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. The $18,907,000 in held to maturity securities have contractual maturity dates of over ten years.

        The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
Available for sale
Mortgage backed securities	$—	$—	$37,730	$37,657	$—	$—
FHLB Stock	3,609	3,609	4,333	4,333	473	—

	$3,609	$3,609	$42,063	$41,990	$473	$—

Held to maturity
Mortgage backed securities	$18,907	$19,006	$35,628	$35,547	$—	$—

	As of December 31, 2003
	Balance	Yield
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$—	—%
FHLB Stock	3,609	4.34

	$3,609	4.34%

Held to maturity

Mortgage backed securities	$18,907	2.84%

Deposits

        Deposits are our primary source of funds. Our deposits are obtained from a cross-section of the communities we serve. As of December 31, 2003, we had a deposit mix of 41% money market and savings deposits, 36% in time deposits less than $100,000, 13% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 4% in noninterest-bearing deposits. At December 31, 2002, we had a deposit mix of 43% money market and savings deposits, 34% in time deposits less than $100,000, 17% in time deposits greater than $100,000, 3% in interest-bearing checking deposits, and 2% in noninterest-bearing deposits. Included in our deposit totals were $25.7 million (11% of deposits) and $26.0 million (13% of deposits) of brokered deposits and $25.8 million (12% of deposits) and $6.0 million (3% of deposits) in non-brokered wholesale certificates of deposits as of December 31, 2003 and December 31, 2002, respectively.

        The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2003		December 31, 2002		December 31, 2001
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Noninterest-bearing deposits	$9,528	0.00%	$4,391	0.00%	$3,131	0.00%
Interest-bearing checking deposits	9,589	0.86%	5,728	0.93%	3,782	0.97%
Money Market and savings deposits	87,058	1.49%	75,782	1.80%	49,182	2.26%
Certificates of deposit $100,000 or more	28,034	2.34%	29,642	3.13%	27,177	4.22%
Certificates of deposit < $100,000	77,417	2.34%	60,361	2.89%	43,780	4.02%

Total deposits	$211,626	1.82%	$175,904	2.32%	$127,052	3.19%

        The following schedule shows the maturity of our time deposits as of December 31, 2003:

	$100,000 or more	Less than $100,000	Total
	(Dollars in thousands)
Three months or less	$4,288	$13,850	$18,138
Over 3 through 6 months	5,871	8,877	14,748
Over 6 through 12 months	11,420	24,188	35,607
Over 12 months through 2 years	6,151	22,081	28,232
Over 2 through 3 years	303	8,314	8,617
Over 3 years	—	109	109

Total	$28,033	$77,418	$105,451

Borrowed Funds

        We have secured advances from the Federal Home Loan Bank at December 31, 2003 and December 31, 2002 amounting to $65.1 million and $69.9 million, respectively. The FHLB advances as of December 31, 2003 were secured by $118.7 million of our loan portfolio and our entire investment securities portfolio of $18.9 million. The FHLB advances as of December 31, 2002 were secured by $83.9 million of our loan portfolio and our entire investment portfolio of $73.3 million. The advances have been outstanding at varying levels during 2003. Total interest expense on FHLB borrowings for 2003 and 2002 was approximately $1,553,000 and $911,000, respectively. As of December 31, 2003, the maturities of the advances substantially occur in 2004, 2005, and 2006, with comparatively smaller amounts maturing in 2007. In 2003 we extended the maturities of FHLB borrowings to take advantage of the historically low interest rate environment.

        The following tables set forth certain information regarding our FHLB advances at or for the dates indicated:

	At December 31, 2003
	Amount	Weighted Average Rate
	(Dollars in Thousands)
One year or less	$13,000	2.51%
Over one year to two years	31,001	2.41
Over two years to three years	15,624	2.16
Over three years to four years	5,476	2.67
Over four years to five years	—	—

Total	$65,101	2.39%

	At or For the Year Ended December 31,
	2003	2002	2001
FHLB advances:
Average balance outstanding	$65,403	$37,022	$2,887
Maximum amount outstanding at any month-end during the period	71,266	79,179	7,250
Balance outstanding at end of period	65,101	69,869	4,500
Average interest rate during the period	2.37%	3.01%	4.23%
Average interest rate at end of period	2.39%	2.33%	3.75%

        We had a $3,000,000 variable rate line of credit from two correspondent banks. The rate of interest is prime plus 75 basis points. In June of 2002 the entire amount of the line was repaid. Total interest expense for 2002 was $139,000.

        During 2002, we issued $10,310,000 of variable rate junior subordinated debentures. The securities mature on June 30, 2032 but are callable after June 30, 2007. We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the years 2003 and 2002 was $518,000 and $287,000 respectively.

Noninterest Income and Noninterest Expense

        For the year 2003 non-interest income was $560,000 as compared to $1,028,000 for 2002. The decrease of $468,000 or 45% was primarily attributed to a $278,000 decrease in the gain on sale of securities and a $128,000 decrease in the gain on sale of loans. Our strategy in 2003 was to retain loans and securities on our balance sheet, thus increasing net interest income while decreasing non-recurring gain on sale income.

        Noninterest expense for the year 2003 increased $1,607,000 or 53% to $6,405,000 from $4,798,000 in 2002. The increases in all consolidated expenses classifications are attributed to our growth. The major contributing items to this increase were salaries and benefits increasing $825,000 or 29%, occupancy and equipment and expenses increasing $314,000 or 114%, professional services increasing $114,000 or 71%, and other expenses increasing $172,000 or 18%. The increases were a result of the opening of new full-service branch offices, increases in salaries and benefits packages, and a general increase in the volume of business at each of the offices.

        The following table presents our noninterest expenses for 2003 and 2002:

	For the Year Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent
	2003	2002
	(Dollars in thousands)
Salaries and benefits	$3,687	$2,862	$825	28.8%
Occupancy	588	274	314	114.6%
Advertising	331	243	88	36.2%
Professional	275	161	114	70.8%
Data processing	185	141	44	31.2%
Equipment and depreciation	230	180	50	27.8%
Other administrative	1,109	937	172	18.4%

Total	$6,405	$4,798	$1,607	33.5%

Income Taxes

        Income tax expense for 2003 amounted to $1,721,000, which was an increase of $380,000 or 28% over the $1,341,000 incurred for 2002. The increases are attributable to the increasing level of pre-tax earnings being reported on a consolidated basis.

Capital Resources

        Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders' equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier I capital divided by average assets.

        For all reporting periods in the year 2003 and 2002, our capital exceeded all minimum regulatory requirements and were considered to be "well capitalized" as defined in the regulations issued by the FDIC. Tamalpais Bank's capital ratios, shown below as of December 31, 2003 and December 31, 2002, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2003:
Total capital to risk-weighted assets	$25,442	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,716	9.1%	10,002	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,716	7.5%	12,109	4.0%	15,137	5.0%
As of December 31, 2002:
Total capital to risk-weighted assets	$22,214	12.1%	$14,718	8.0%	$18,398	10.0%
Tier 1 capital to risk-weighted assets	20,272	11.0%	7,359	4.0%	11,039	6.0%
Tier 1 capital to average assets	20,272	7.5%	10,746	4.0%	13,432	5.0%

        Stockholders' equity increased $2.9 million to $13.9 million during 2003 compared to $11.0 million as of December 31, 2002 due to net income of $2,798,000, a net increase in the unrealized gain on available-for-sale securities of $44,000 and the net issuance of stock that resulted in an increase of $19,000.

Liquidity and Liability Management

        Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities. One method that banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. We had $25,729,000 of "brokered deposits" as of December 31, 2003 and $25,997,000 of brokered deposits as of December 31, 2002.

        To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of December 31, 2003, our liquidity ratio was 10.0% (defined as liquid assets as a percentage of deposits and borrowings). Liquid assets were comprised of $7,109,000 in cash and due from banks, $7,681,000 in Federal Funds sold, $12,844,000 in interest-bearing deposits in other financial institutions, and $0 in available-for-sale securities. As of December 31, 2002, our liquidity ratio was 19.6% (defined as liquid assets as a percentage of deposits and borrowings). Liquid assets were comprised of $1,008,000 in Federal Funds sold, $7,214,000 in interest-bearing deposits in other financial institutions, $2,291,000 in cash and due from banks, and $37,657,000 in available-for-sale securities.

        Liquidity can be enhanced, if necessary, through short or long term borrowings. As of December 31, 2003, we had lines of credit totaling $58.4 million available. These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $55.4 million in available borrowing capacity through pledged loans and securities with the Federal Home Loan Bank of San Francisco. In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

        Net cash provided by operating activities totaled $4.3 million for 2003, compared to $2.0 million for 2002. The increase was primarily the result of increased income, adjusted for the effect of the amortizations of premiums on investment securities, partially offset by an increase in accrued interest receivable and other assets.

        Net cash used in investing activities totaled $23.8 million for 2003, compared to $131.3 million used by investing activities for 2002. The decrease was primarily the result of a $119.2 decrease in the purchase of available-for-sale investment securities and a $28.8 increase in the principal reduction of mortgage backed securities, partially offset by a $55.8 million decrease in proceeds from the sale of investment securities.

        Funds provided by financing activities totaled $31.0 million for the year 2003, compared to funds provided by financing activities of $121.4 million for the year 2002. The decrease in net cash provided by financing activities was primarily the result of a net $70.1 decrease in the volume of FHLB borrowings and a $16.7 decrease in the net increase in deposits..

        The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans. Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been positively affected by the decreasing interest rate market. We have generally been able to control our exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of our time certificates in relatively short maturities. The majority of our loans have periodic and lifetime interest rate caps and floors.

        Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position. To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates. The process allows us to explore the complex relationships within the gap over time and various interest rate environments. The following table shows our cumulative gap analysis as of December 31, 2003:

	At December 31, 2003
	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Securities	$1,182	$3,545	$14,180	$—	$18,907
Federal Funds	7,681	—	—	—	7,681
Interest-bearing deposits in other financial institutions	10,993	892	525	434	12,844
Loans	106,529	71,016	69,822	1,778	249,144
FHLB and PCBB Stock	—	—	—	3,659	3,659

Total	$126,385	$75,453	$84,527	$5,871	$292,235

Interest-Bearing Liabilities
Interest-bearing checking	$2,145	$6,434	$1,010	$—	$9,589
Money market and savings	10,952	32,856	41,786	1,464	87,058
Time deposits	18,139	50,354	36,849	109	105,451
FHLB advances	347	14,040	50,715	—	65,101
Junior Subordinated Debentures	10,310	—	—	—	10,310

Total	$41,893	$103,684	$130,360	$1,573	$277,509

Interest rate sensitivity gap	$84,492	$(28,231)	$(45,833)	$4,299	$14,726

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	28.9%	(9.7)%	(15.7)%	1.5%	5.0%

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

        We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The following table presents the results of our dynamic simulation model as of December 31, 2003:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity
+ 200 basis points	(4.13)%	(4.95)%
- 200 basis points	(1.33)%	(3.12)%

        Our target cumulative one-year gap ratio is -15% to 15%. The policy limit for net earnings at risk for a +/- 200 basis points change in rates is -25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for change in economic value of equity for a +/- 200 basis points change in rates is -15%, indicating a 15% decrease in equity. Management will strive to maintain rate sensitive assets on its books. Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. Our current one year gap ratio is -9.7%, our net interest earnings at risk given a +/- 200 basis point rate shock is -4.95%, and our change in economic value of equity given a +/- 200 basis point rate shock is -3.12%.

        Our Asset Liability Committee meets monthly to monitor our investments, liquidity needs and oversee our asset-liability management. In between meetings of the Committee, our management oversees our liquidity management.

Return on equity and assets

        The following table sets forth key ratios for the periods ending December 31, 2003, 2002, and 2001.

	As of December 31,
	2003	2002	2001
Net income as a percentage of average assets	0.97%	1.03%	1.08%
Net income as a percentage of average equity	22.24%	20.54%	16.64%
Average equity as a percentage of average assets	4.35%	5.01%	6.49%
Dividends declared per share as a percentage of net income per share	0.00%	0.00%	11.63%

        The capital offering scheduled to close in the first quarter of 2004 is anticipated to provide additional equity for both Bancorp and the Bank. Consequently, we expect average equity as a percentage of average assets to increase in 2004.

Inflation

        The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation's impact on noninterest expenses, such as salaries and occupancy expenses. During 2003 and 2002 the problems of inflation remained relatively stable, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003.

Current Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial condition or operating results of the Company.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted this interpretation in 2003. The Company does not believe the adoption of such interpretation has a material impact on its results of operations, financial position or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003.

        The Company did not enter into any financial instruments within the scope of the Statement during June 2003. The Company has previously reported its floating rate subordinated debenture (trust preferred securities) of $10,000,000 as liabilities prior to July 1, 2003. As a result of adopting the Statement on July 1, 2003 for existing financial instruments entered into on or before May 31, 2003, the floating rate subordinated debenture (trust preferred securities) of $10,310,000 were required to be reported as liabilities on July 1, 2003

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company's business activities. The majority of the Company's interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

        The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a "multiplier" or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses eight asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

        Refer to the Liquidity and Liability Management section of the Management Discussion and Analysis for more qualitative and quantitative disclosures about market risk.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2003 and 2002, the amounts of the Company's undisbursed loan funds were $47.1 million and $39.9 million, respectively, and obligations under standby and commercial letters of credit were $0 and $50,000, respectively.

        Refer to Note 19 of the Financial Statements Analysis for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 7—Financial Statements

SAN RAFAEL BANCORP AND SUBSIDIARY

DECEMBER 31, 2003 AND 2002

Contents

  Independent Auditors' Report

Board of Directors
San Rafael Bancorp and Subsidiary
San Rafael, California

        We have audited the accompanying consolidated balance sheets of San Rafael Bancorp and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of San Rafael Bancorp and Subsidiary as of December 31, 2003 and 2002, and the results of its operations, changes in its stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rancho Cucamonga, California
January 24, 2004

SAN RAFAEL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Cash and cash equivalents:
Cash and due from banks	$7,108,858	$2,290,658
Federal funds sold	7,681,259	1,007,966
Investment in money market funds	—	30

Total Cash and Cash Equivalents	14,790,117	3,298,654
Interest-bearing time deposits in other financial institutions	12,844,233	7,214,069
Investment securities:
Available for sale	—	37,657,209
Held to maturity, at cost	18,907,115	35,628,175
Federal Home Loan Bank restricted stock, at cost	3,609,300	4,332,700
Pacific Coast Banker's Bank stock, at cost	50,000	50,000
Loans receivable, net	249,144,433	176,888,705
Less: Allowance for loan losses	(2,726,078)	(1,942,122)

	246,418,355	174,946,583
Bank premises and equipment, net	1,518,231	1,189,133
Accrued interest receivable	1,303,658	1,456,291
Other assets	2,519,554	2,359,737

Total Assets	$301,960,563	$268,132,551

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$9,528,413	$4,390,518
Interest-bearing checking deposits	9,588,911	5,727,551
Money market and saving deposits	87,057,662	75,782,566
Certificates of deposit greater than or equal to $100,000	28,033,838	29,437,903
Certificates of deposit less than $100,000	77,417,310	60,565,890

Total Deposits	211,626,134	175,904,428
Federal Home Loan Bank Advances	65,101,242	69,869,434
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	1,049,088	1,035,136

Total Liabilities	288,086,464	257,118,998

Commitment and Contingencies (Note #14)
Stockholders' Equity
Common stock, no par value; 10,000,000 shares authorized; 3,136,957 and 3,128,739 shares issued and outstanding at December 31, 2003 and 2002, respectively	3,712,516	3,693,716
Retained earnings	10,161,583	7,364,043
Accumulated other comprehensive income	—	(44,206)

Total Stockholders' Equity	13,874,099	11,013,553

Total Liabilities and Stockholders' Equity	$301,960,563	$268,132,551

The accompanying notes are an integral part of these consolidated financial statements.

SAN RAFAEL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Interest Income
Interest and fees on loans	$15,517,530	$11,755,154
Interest on investment securities	1,567,226	820,170
Interest on Federal funds sold	22,315	112,967
Interest on other investments	177,692	138,922
Interest on deposits in other financial institutions	165,682	359,879

Total Interest Income	17,450,445	13,187,092

Interest Expense
Interest expense on deposits	4,231,621	4,073,478
Interest expense on borrowed funds	1,553,173	1,049,667
Interest expense on Junior Subordinated Debentures	518,116	286,564

Total Interest Expense	6,302,910	5,409,709

Net Interest Income Before Provision For Loan Losses	11,147,535	7,777,383
Provision for Loan Losses	783,956	597,122

Net Interest Income After Provision for Loan Losses	10,363,579	7,180,261

Noninterest Income
Gain on sale or brokerage of loans	7,177	135,196
Gain on sale of securities, net	218,143	496,234
Loan servicing	115,695	111,100
Loan fees and other income	218,938	285,887

Total Noninterest Income	559,953	1,028,417

Noninterest Expenses
Salaries and benefits	3,686,046	2,861,925
Occupancy	587,651	274,367
Advertising	331,041	243,160
Professional	275,471	160,713
Data processing	185,009	141,034
Equipment and depreciation	230,486	180,541
Other administrative	1,109,216	936,612

Total Noninterest Expense	6,404,920	4,798,352

Income Before Income Taxes	4,518,612	3,410,326
Provision for Income Taxes	1,721,072	1,340,500

Net Income	$2,797,540	$2,069,826

Earnings Per Share
Basic	$0.89	$0.66

Diluted	$0.87	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

SAN RAFAEL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock				Accumulated Other Comprehensive Income
			Comprehensive Income	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2002	1,046,437	$3,895,759		$5,294,217		$9,189,976
Two-for-one stock split	1,041,613
Repurchased stock	(33,352)	(419,875)				(419,875)
Stock award	6,000	39,000				39,000
Stock options exercised	25,128	84,060				84,060
Tax effect of stock options exercised		94,772				94,772
Three-for-two stock split	1,042,913
Comprehensive income
Net Income for the period			$2,069,826	2,069,826		2,069,826
Unrealized security holding losses (net of $29,471 tax)			(44,206)		$(44,206)	(44,206)

Total Comprehensive Income			$2,025,620

Balance, December 31, 2002	3,128,739	3,693,716		7,364,043	(44,206)	11,013,553
Stock options exercised	8,218	18,800				18,800
Comprehensive income
Net Income for the period			$2,797,540	2,797,540		2,797,540
Change in unrealized security holding losses on available for sale (AFS) due to sale of all AFS during 2003			44,206		44,206	44,206

Total Comprehensive Income			$2,841,746

Balance, December 31, 2003	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099

The accompanying notes are an integral part of these consolidated financial statements.

SAN RAFAEL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash Flows From Operating Activities
Net Income	$2,797,540	$2,069,826
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	278,890	186,785
Provision for loan losses	783,956	597,122
Deferred income taxes	317,449	(186,629)
Change in deferred costs, net of amortization	(532,800)	(473,653)
Change in loan servicing asset, net of amortization	113,576	100,977
Net amortization of investment securities	1,380,417	584,184
FHLB stock dividends	(184,200)	(62,700)
Gain on sale of investment securities	(218,143)	(496,234)
Loss on sale of fixed assets	1,192	1,454
Net change in accrued interest receivable and other assets	(467,912)	(806,436)
Net change in accrued interest payable and other liabilities	13,952	463,991

Net Cash Provided By Operating Activities	4,283,917	1,978,687

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(71,722,928)	(52,710,035)
Principal reduction in mortgage-backed securities	33,741,752	4,964,133
Purchase of investment securities available for sale	(20,904,428)	(140,102,550)
Purchase of investment securities held to maturity	(1,412,706)	(36,816,897)
Net change in interest earning deposits	(5,630,164)	116,931
Purchase of Federal Home Loan Bank stock	(339,500)	(3,796,600)
Redemption of Federal Home Loan Bank stock	1,247,100	—
Proceeds from sale of investment securities	41,865,054	97,663,189
Purchase of property and equipment	(608,948)	(3,564,184)
Proceeds from sale of property	—	2,950,000

Net Cash Used By Investing Activities	(23,764,768)	(131,296,013)

Cash Flows From Financing Activities
Net increase in deposits	32,174,045	48,852,729
Net change in FHLB advances	(4,768,192)	65,369,434
Repayments on long-term debt	—	(2,962,985)
Proceeds from stock subscription	3,547,661	—
Issuance of junior subordinated debentures	—	10,310,000
Stock repurchased	—	(917,438)
Stock proceeds	18,800	715,395

Net Cash Provided By Financing Activities	30,972,314	121,367,135

Net Increase/(Decrease) in Cash and Cash Equivalents	$11,491,463	$(7,950,191)
Cash and Cash Equivalents, Beginning of Year	3,298,654	11,248,845

Cash and Cash Equivalents, End of Year	$14,790,117	$3,298,654

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$6,431,567	$5,207,309

Income taxes paid	$1,780,000	$1,474,941

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$44,206	$(44,206)

Origination of loan for sale of bank premises	$—	$2,950,000

Non-Cash Financing Activities
Tax effect of stock options exercised	$—	$94,772

Stock awards	$—	$39,000

The accompanying notes are an integral part of these consolidated financial statements.

SAN RAFAEL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Note #1—Summary of Significant Accounting Policies

        The accounting and reporting policies of San Rafael Bancorp and Subsidiary (the "Bancorp") conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

        The consolidated financial statements include the Bancorp and its wholly owned subsidiary, Tamalpais Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

        The Bancorp was incorporated on December 20, 1988, and is organized as a holding company for the Bank. Community Bankshares Limited Partnership is the largest stockholder of the Bancorp. The Chief Executive Officer (CEO) of the Bancorp is the General Partner of Community Bankshares Limited Partnership.

        The Bank conducts business as an industrial bank under the California State Banking Law and operates three branches in Marin County, California. The Bank's primary source of revenue is from real estate loan products to customers who operate small and middle-market businesses. The cost of funds relates primarily to the various deposit products offered to businesses and individuals in the Bank's market.

Investment in Nonconsolidated Subsidiary

        The Bancorp accounts for its investment in its wholly owned special purpose entity, San Rafael Capital Trust I, using the equity method under which the subsidiary's net earnings are recognized in the Bancorp's statement of income, pursuant to FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

        While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, money market mutual funds and other investments with original maturities of less than 90 days.

Cash and Due From Banks

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2003.

        The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Investment Securities

        The Bank classifies its investments in debt securities and marketable equity securities as either held to maturity, trading, or available for sale, and accounts for them as follows:

          Held to maturity:    Debt securities management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts.

          Trading Securities:    Debt and equity securities that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.

          Available for sale:    Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These investments are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

        The amortized cost of investment securities adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security, using a method that approximates the effective interest method. Such amortization and accreted interest are included in interest income. Gains and losses on sales of investments are recognized based on specific identification and are included in noninterest income.

Loans Receivable and Unearned Income

        The Bank holds loans primarily for investment purposes. Accordingly, loans held for investment are carried at amortized cost. The Bank's loan portfolio consists primarily of commercial and multi-family real estate loans generally collateralized by first deeds of trust on real estate.

        Interest income is accrued daily on the outstanding loan balances using the simple interest method. When loans become delinquent and management makes a determination that interest may not be collectible, the accrual of interest is discontinued and any amount accrued but uncollected is reversed against interest income.

        The Bank charges fees for originating loans. Loan origination fees, net of direct underwriting costs, are deferred and amortized to income by use of a method that approximates a level yield over the lives of the related loans. If a loan is paid off prior to maturity, then the remaining unamortized deferred fee is immediately recognized to interest income.

Allowance for Loan Losses

        A loan is considered impaired if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Any allowance for losses on impaired loans is to be measured under one of three prescribed methods. Since most of the Bank's loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. Income recognition on impaired loans conforms to the method the Bank uses for income recognition on nonaccrual loans.

        An allowance for loan losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified losses in the loan portfolio. The allowance is based upon management's assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and continuing review of the portfolio of loans and commitments.

        The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by net charge-offs.

Loan Servicing

        The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flow analysis based on current market rates. For purposes of measuring impairment, servicing rights are stratified based on loan type, investor type, and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips and accounted for as debt securities that are available for sale.

Premises and Equipment

        Furniture, equipment, and leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the estimated useful lives of the assets or lease terms, which range from two to ten years.

Income Taxes

        The Bancorp files consolidated Federal income tax and combined California franchise tax returns. Income taxes have been computed on the separate results of the Bank based on the provisions of its tax sharing agreement with Bancorp. This agreement generally provides that the Bank will be charged or reimbursed based on the tax effect of its earnings or losses in the consolidated tax returns. Deferred income taxes reflect the estimated future tax effects of temporary and permanent differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Advertising

        Advertising costs are charged to expense during the year in which they are incurred.

Disclosure about Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," specifies the disclosure of the estimated fair value of financial instruments. The Bancorp's estimated fair value amounts have been determined by the Bancorp using available market information and appropriate valuation methodologies.

        However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Bancorp could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Off-Balance Sheet Financial Instruments

        The Bank holds no derivative financial instruments. However, in the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Share (EPS)

        Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-Based Compensation

        Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Bancorp has elected to continue to account for it's employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

        The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

	2003	2002
Net income:
As reported	$2,797,540	$2,069,826
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(14,361)	(41,670)

Pro forma net income	$2,783,179	$2,028,156

Basic earnings per share:
As reported	$0.89	$0.66
Pro forma	0.89	0.65
Diluted earnings per share:
As reported	$0.87	$0.65
Pro forma	0.87	0.64

Comprehensive Income

        Beginning in 1998, the Bank adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available for sale securities net of income taxes, is the only component of accumulated other comprehensive income for the Bank.

Reclassifications

        Certain reclassifications have been made to the December 31, 2002 financial statements to conform to the current year's presentation.

Current Accounting Pronouncements

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003; however, management does not believe adoption will have a material impact on the Bank's financial statements.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; however, management does not believe adoption will have a material impact on the Bank's financial statements.

        In January 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB NO. 51". In December 2003, FASB issued a revision of the Interpretation, (FIN) No. 46R. This Interpretation addresses the consolidation of variable interest entities as defined in the Interpretations. The Interpretation is generally effective for reporting periods ending on or after December 31, 2003. Management does not believe that deconsolidation of trust preferred securities entities, as presented, will have a material impact on the Bancorp's financial statements.

Note #2—Investment Securities

        At December 31, 2003 and 2002 the investment securities portfolio was comprised of securities classified as available for sale and held to maturity, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available for sale being carried at fair value and investment securities held to maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

        The amortized cost and estimated fair value of available for sale securities at December 31, 2003 and 2002, are as follows:

December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-Backed Securities	$—	$—	$—	$—

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-Backed Securities	$37,730,886	$4,683	$(78,360)	$37,657,209

        The amortized cost and estimated fair value of held to maturity securities at December 31, 2003 and 2002, are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-Backed Securities	$18,907,115	$146,352	$(47,437)	$19,006,030

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-Backed Securities	$35,628,175	$49,771	$(131,118)	$35,546,828

All investment securities available for sale and held to maturity have expected maturities of 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        Proceeds from sales of investment securities available for sale during 2003 and 2002 were $41,865,054 and $97,663,189, respectively. In 2003 and 2002, gross gains and gross losses on those sales were $264,608 and $46,465, and $501,742 and $5,508, respectively.

        Proceeds from principal reductions of mortgage-backed securities in 2003 and 2002 were $33,741,752 and $4,964,133, respectively.

Included in stockholders' equity at December 31, 2003 and 2002 were $0 and $44,206 of net unrealized losses (net of $0 and $29,471 estimated tax benefit), respectively.

        All investment securities available for sale and held to maturity were pledged to secure FHLB advances.

Note #3—Loans and Allowance for Loan Losses

        All mortgage loans are collateralized by property located in Northern California. Substantially all loans are carried at variable rates. The concentrations of credit by type of loan are outlined as follows:

	2003	2002
One-to-four family residential	$11,403,378	$14,293,969
Multifamily residential	97,941,176	65,488,057
Commercial real estate	112,216,009	71,075,005
Land	8,039,372	8,572,302
Construction real estate	12,071,453	10,650,837
Consumer loans	2,317,770	2,308,762
Commercial, non real estate	3,780,185	3,657,483

	247,769,343	176,046,415
Net deferred loan costs	1,375,090	842,290

	$249,144,433	$176,888,705

        At December 31, 2003 and 2002, the Bank had loans with fixed rates of interest amounting to $1,589,826 and $2,418,807, and had loans with variable rates of interest amounting to $246,179,517 and $173,627,608, respectively.

        Net unamortized premiums on purchased loans amounted to $3,000 and $10,007, for 2003 and 2002, respectively.

Nonaccruing loans totaled $0 and $710,442 at December 31, 2003 and 2002, respectively. As of December 31, 2003, all loans on nonaccrual were classified as impaired. Average recorded investment in impaired loans amounted to $61,888 and $177,611 at December 31, 2003 and 2002, respectively. There were no specific valuation allowances related to impaired loans. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $0 and $54,486 for the years ended 2003 and 2002, respectively. No additional funds are committed to be advanced in connection with impaired loans.

        At December 31, 2003, the Bank had one matured loan with a principal balance of $120,830 past due 90 days or more in principal or interest and still accruing interest. At December 31, 2002, the Bank had one matured loan with a principal balance of $21,228 past due 90 days or more in interest or principal and still accruing interest.

        The Bank had no loans classified as troubled debt restructurings for December 31, 2003 and 2002, respectively.

        A summary of activity in the allowance for loan losses is as follows:

	2003	2002
Balance, Beginning of Year	$1,942,122	$1,345,000
Provision for loan losses	783,956	597,122

Balance, End of Year	$2,726,078	$1,942,122

Note #4—Loan Servicing

        Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others were $32,826,763 and $58,088,666 at December 31, 2003 and 2002, respectively.

        The balance of mortgage servicing rights included in other assets as of December 31, 2003 and 2002, was $26,877 and $140,453. The fair value of these rights was $79,545 and $202,986, respectively.

Note #5—Premises and Equipment

	2003	2002
Furniture and equipment	$873,200	$705,455
Leasehold improvements	1,477,054	911,188
Construction-in-progress	58,685	231,612

	2,408,939	1,848,255
Less accumulated depreciation and amortization	890,708	659,122

Total	$1,518,231	$1,189,133

        Depreciation expense and leasehold improvement amortization was $278,890 and $186,785 for the years ended December 31, 2003 and 2002, respectively.

Note #6—Certificates of Deposits

        At December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

Year Ending December 31,	Total
2004	$68,493,097
2005	28,232,187
2006	8,617,075
2007	1,834
2008	106,955

$105,451,148

        Brokered deposits totaled $21,666,684 and $25,997,281 at December 31, 2003 and 2002, respectively, and are included as a component of certificates of deposit.

Note #7—Junior Subordinated Debentures

        On June 27, 2002, the San Rafael Bancorp issued $10,310,000 Junior Subordinated Debentures. The variable rate debentures (dividends issued at a quarterly LIBOR rate plus 3.65%, not to exceed 12% prior to June 30, 2007) mature June 30, 2032. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the "Trust Preferred Securities") of the San Rafael Capital Trust I, a wholly owned nonconsolidated subsidiary of San Rafael Bancorp. Proceeds of the Trust Preferred Securities were invested in the junior subordinated debentures issued by San Rafael Bancorp. San Rafael Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods.

Note #8—Federal Home Loan Bank (FHLB) Advances

        Pursuant to collateral agreements with the FHLB, advances are secured by loans and investment securities maintained by the Bank. Loans with a carrying value of $118,677,788 have been pledged to secure advances of $46,101,242, and investment securities of $28,391,577 have been pledged to secure advances of $19,000,000. Advances have a fixed rate of interest, and bear interest at a weighted-average rate of 2.390 percent.

        At December 31, 2003, the scheduled maturities of FHLB advances are as follows:

Year Ending December 31,	Total
2004	$13,000,000
2005	31,001,200
2006	15,624,327
2007	5,475,715

$65,101,242

Note #9—Salary Continuation Plan

        The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue their current capacity. The Plan is intended to be an unfunded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 per year commencing on January 1, 2005 and January 1, 2015, respectively, for a period of 15 years. The Bank has determined the net present value of both pension obligations to be $910,791, assuming a discount rate of seven percent, and has a current year expense of $368,209 ($151,000 net of tax).

Note #10—Fair Value of Financial Instruments

        SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp.

        The following table presents the carrying amounts and fair values of financial instruments at December 31, 2003 and 2002. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

        The estimated fair values of the Bancorp's financial instruments were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,790,117	$14,790,117	$3,298,654	$3,298,654
Investment securities	18,907,115	19,006,030	73,285,384	73,204,037
Interest-bearing deposits in other financial institutions	12,844,233	12,844,233	7,214,069	7,214,069
Federal Home Loan Bank restricted stock	3,609,300	3,609,300	4,332,700	4,332,700
Pacific Coast Banker's Bank stock	50,000	50,000	50,000	50,000
Loans receivable, net	246,418,355	255,112,473	174,946,583	181,624,567
Accrued interest receivable	1,303,658	1,303,658	1,456,291	1,456,291
Financial liabilities:
Deposits	211,626,134	212,806,048	175,904,428	177,368,901
Federal Home Loan Advances	65,101,242	65,521,244	69,869,434	73,729,458
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	73,999	73,999	217,993	217,993
	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-Balance Sheet Instruments Commitments to extend credit	$47,084,351	$470,844	$39,985,143	$399,851

        The following methods and assumptions were used by the Bank in estimating fair value disclosures:

  •
  Cash and Cash Equivalents

    The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

  •
  Investment Securities

    Fair values are based upon quoted market prices, where available.

  •
  Interest-bearing Deposits with Other Financial Institutions

    The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

  •
  Restricted Stock

    The carrying values of restricted equity securities approximate fair values.

  •
  Loans

    For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate loans and variable rate loans at their contractual cap or floor rates) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

  •
  Deposits

    The fair values disclosed for demand deposits; for example, interest-bearing checking deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

  •
  Long-term Borrowings

    The fair values of the Bank's long-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

  •
  Accrued Interest

    The carrying amounts of accrued interest approximate fair value.

  •
  Off-balance Sheet Instruments

    Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note #11—Income Taxes

	2003	2002
Provision for income taxes
Federal
Current	$1,199,072	$1,253,000
Deferred	209,000	(147,500)

	1,408,072	1,105,500

State
Current	205,000	274,000
Deferred	108,000	(39,000)

	313,000	235,000

Total	$1,721,072	$1,340,500

        A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Federal income tax at statutory rate	$1,536,000	34.0	$1,159,500	34.0
State franchise taxes, net of Federal income tax benefit	207,000	4.6	155,100	4.5
Other, net	(21,928)	(0.5)	25,900	0.8

	$1,721,072	38.1	$1,340,500	39.3

        Deferred tax expense (credits) arise from the following:

	2003	2002
	(In Thousands)
Loan loss provision	$(321)	$(246)
Income/cost recognition	636	46
Other	2	14

	$317	$(186)

        The net deferred tax asset is determined as follows:

	2003	2002
	(In Thousands)
Deferred Tax Assets
Reserve for loan losses	$1,117	$799
Accruals	23	103
Investment securities valuation	—	29

	1,140	931
*Valuation Allowance	—	—

Total Deferred Tax Assets	1,140	931
Deferred Tax Liabilities
Fixed assets	44	45
Deferred loan costs	560	—
Other, net	70	72

Total Deferred Tax Liabilities	674	117

Net Deferred Tax Assets	$466	$814

*
The valuation allowance is estimated based upon amounts less than likely of future realization. There was no change in the valuation allowance for the 2003 or 2002 years.

The Bancorp has a tax receivable from the State Franchise Tax Board of $340,913 for claimed tax credits being reviewed by the Tax Board. Of this amount, the Bancorp has reserved $113,141, including the effects on the Federal tax returns for any amounts received. Any change in the amount reserved will impact the Bancorp's tax provision as such change is recognized.

Note #12—401(k) Savings Plan

        The Bank has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Bank matches the employee deferrals at a rate set by the Board of Directors. Matching contributions vest after three years of employment. The Bank contributed $91,402 and $90,364 to the plan in 2003 and 2002, respectively.

Note # 13—Regulatory Capital Requirements

        Banks are subject to various regulatory capital requirements administered by Federal banking agencies, specifically, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a Bank must meet specific capital requirements that involve quantitative measures of a Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        As set forth in the following table, quantitative measures established by regulation to ensure capital adequacy requires the Bank maintain certain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As the Company is not subject to Federal Reserve Board (FRB) supervisory, management believes the capital requirements are not applicable, on a consolidated basis, to the Company. Management believes the Bank is in compliance with its Tier 1 capital requirement. The following table sets forth the Bank's capital amounts and ratios (dollars amounts in thousands):

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital to risk-weighted assets	$25,432	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,706	9.1%	10,002	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,706	7.5%	12,109	4.0%	15,137	5.0%
As of December 31, 2002:
Total capital to risk-weighted assets	$22,214	12.1%	$14,718	8.0%	$18,398	10.0%
Tier 1 capital to risk-weighted assets	20,272	11.0%	7,359	4.0%	11,039	6.0%
Tier 1 capital to average assets	20,272	7.5%	10,746	4.0%	13,432	5.0%

        California State Banking Law also restricts the payment of dividends if stockholders' equity at the Bank is below $750,000. Generally, payment of dividends by the Bank is also limited under FDIC regulations. In addition, the amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the year, plus the net profits of the preceding two calendar years, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, the Bank had declared and paid cash dividends to the Bancorp of $850,400 and $601,000, respectively.

Note #14—Commitments and Contingencies

        Lease commitments—The Bank incurred rental expense from a related party for the year, with the lease obligation ending March 2003. In addition, the Bank also has entered into seven operating leases with nonaffiliates for office and branch space, including planned future branch locations, which expire through the year 2014. Monthly payments under these four leases total $54,573, with annual adjustments based on the Consumer Price Index.

        Future minimum rent payments under the seven operating leases are as follows:

Year Ending December 31,
2004	$625,912
2005	598,839
2006	576,828
2007	576,828
2008	572,472
Thereafter	2,432,408

$5,383,287

        The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2003 and 2002, were $401,162 and $289,957, respectively.

        During 2002, the bank purchased the Greenbrae branch premises. The Bank subsequently sold the premises and land for a gain of $1,679. A lease agreement was entered into where the Bank would lease a portion of the premises for a ten-year period ending August 2012, with four, five-year extensions.

        The Bank has entered into a sublease arrangement for a portion of the leased space, with monthly rent due of $2,964. Rental payments for the year ended December 31, 2003 were $23,721.

Note #15—Stock Split

        On April 15, 2002, the Board of Directors approved a two-for-one stock split of its common stock. On January 28, 2003, the Board of Directors approved a three-for-two stock split of its common stock. All outstanding shares of stock, stock options, and related per share earnings calculations have been retroactively adjusted to reflect the stock splits.

Note #16—Incentive Stock Option and Stock Appreciation Plans

  1997 Employee Stock Option and Stock Appreciation Plan

        The Bancorp maintains an incentive stock option and stock appreciation plan (the "Plan") in which options to purchase shares of the Bancorp's common stock, or to be paid the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors' discretion to certain employees. The Plan was originally established in 1997 for a maximum of 27,000 shares (480,543 after stock splits and a revision to the original plan) of the Bancorp's common stock. The exercise price of the combination plan of all options shall not be less than 100 percent of the fair value of the underlying common stock at the time of the grant and the term of the option shall not exceed ten years. Stock appreciation rights shall be exercisable only to the same extent and subjects to the same conditions as the related options, and only when the fair market value of the share of common stock exceeds the exercise price of the related option. The number of shares covered by such stock appreciation rights shall not exceed the number of shares covered by the related option. An exercise of option as to the number of shares shall cause a correlative reduction in the stock appreciation rights held by the employee, and the exercise of a stock appreciation right shall cause a similar correlative reduction in the number of shares covered by the related option.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002, respectively: dividend yields of 0% for both years presented, risk free rate of 3.70% and 3.41%, expected life of seven years and seven years, and stock price volatility of 40.57% and 35.90%.

        A summary of the status of the Bancorp's 1997 combination stock option and stock appreciation plan is presented below:

	2003
	Number of Shares
			Weighted Average Exercise Price
	Available For Granting	Outstanding
Outstanding, beginning of year	87,424	115,004	$3.68
Additional shares authorized	237,543	—	$—
Granted	(16,675)	16,675	$9.58
Exercised	—	(8,220)	$2.29
Cancelled	2,923	(2,923)	$8.21

Outstanding, end of year	311,215	120,536	$4.52

Options exercisable at year-end		90,383
Weighted-average fair value of options granted during the year		$4.85
	2002
	Number of Shares
			Weighted Average Exercise Price
	Available For Granting	Outstanding
Outstanding, beginning of year	109,167	132,645	$2.28
Granted	(26,063)	26,063	$8.33
Exercised	—	(39,384)	$2.14
Cancelled	4,320	(4,320)	$2.91

Outstanding, end of year	87,424	115,004	$3.68

Options exercisable at year-end		88,941
Weighted-average fair value of options granted during the year		$3.68

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding 12/31/03	Average Life In Years	Weighted Average Exercise Price	Number Outstanding 12/31/03	Average Price
$1.22 - $ 4.33	80,931	5.00	$2.32	80,931	$2.32
$8.33 - $10.00	39,605	9.02	$9.00	9,452	$8.33

	120,536	6.32	$4.52	90,383	$2.95

  2003 Non-Employee Directors' Stock Option Plan

        At their meeting on June 17, 2003, the Board of Directors of San Rafael Bancorp approved a Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan is subject to approval by the shareholders of San Rafael Bancorp ("Bancorp"). The Plan provides for the grant of options for up to 67,000 shares of Bancorp common stock, subject to adjustment upon certain events, such as stock splits. However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors' Plan or any other stock option plan of Bancorp and the total number of shares provided for stock bonus of similar plan of Bancorp exceed thirty percent (30%) of its then outstanding shares of common stock. Each director of Bancorp and each director of Tamalpais Bank who is not otherwise employed by Bancorp or Tamalpais Bank or any affiliate of Bancorp or Tamalpais Bank, is eligible to receive options under the Directors' Plan. The options will have an exercise price equal to the fair market value of the common stock upon the date the option is granted. The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as of a director. The exercise price of each option will be 100% of the fair market value of the common stock subject to the option on the date of grant.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003: dividend yield of 0%, risk free rate of 3.83%, expected life of seven years, and stock price volatility of 40.6%.

        A summary of the status of the Bancorp's 2003 stock option plan is presented below:

	2003
	Number of Shares
			Weighted Average Exercise Price
	Available For Granting	Outstanding
Outstanding, beginning of year	—	—	$—
Initial shares authorized	67,000	—	$—
Granted	(19,000)	19,000	$10.00
Exercised	—	—	$—
Cancelled	—	—	$—

Outstanding, end of year	48,000	19,000	$10.00

Options exercisable at year-end		1,000
Weighted-average fair value of options granted during the year		$9.04
	Options Outstanding
				Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Price	Number Outstanding 12/31/03	Average Life In Years		Number Outstanding 12/31/03	Average Price
$10.00	19,000	9.58	$10.00	1,000	$10.00

	19,000	9.58	$10.00	1,000	$10.00

Note #17—Earnings Per Share (EPS)

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compare EPS:

	2003		2002
	Income	Shares	Income	Shares
Net Income as Reported	$2,797,540		$2,069,826
Shares Outstanding at Year End		3,136,957		3,128,739
Impact of Weighting Shares Purchased During the Year		(6,566)		(6,021)

Used in Basic EPS	2,797,540	3,130,391	2,069,826	3,122,718
Dilutive Effect of Outstanding Stock Options		67,598		47,260

Used in Dilutive EPS	$2,797,540	3,197,989	$2,069,826	3,169,978

Note # 18—Transactions with Related Parties

        In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank's normal lending and deposit policies.

        An analysis of the activity with respect to related parties during 2003 and 2002 is as follows:

	2003	2002
Outstanding Balance, beginning of the year	$1,147,858	$1,143,967
Credit granted, including renewals	—	42,165
Repayments	(1,147,858)	(38,274)

Outstanding Balance, end of year	$—	$1,147,858

        At December 31, 2003 and 2002, the Bank held deposits from related parties of $731,564 and $1,204,972, respectively.

        The Bank made payments for lease and related expenses totaling $19,037 and $146,321 for the years ended December 31, 2003 and 2002, to Marin Advisors Investors II (MAI-II), a California limited partnership that previously owned the building in which the Bank's branch and offices are located. The Bank's Chairman of the Board, who is also the Bank's Chief Executive Officer (CEO), is the majority owner of Marin Advisors, Inc., which is the general partner of MAI-II.

        The Bancorp and the Bank interact with Kit Cole Investment Advisory Services, Inc. (KCIAS), a California Corporation owned by the Chairman of the Board and CEO of the Bank. Payments for miscellaneous office and marketing expenses to KCIAS for 2003 totaled $7,055, and payments for in branch registered investment advisors totaled $47,451. The Bancorp also paid a cash award of $26,000 to an employee at KCIAS during 2003.

        As a result of a public offering of the common stock of San Rafael Bancorp (Note #20), the Bancorp has recorded an accounts receivable of $334,143 to be reimbursed by Community Bankshares, L.P., a limited partnership, of which the CEO of the Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc.

Note #19—Financial Instruments with Off-Balance Sheet Risk

        The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. To date, these financial instruments include commitments to extend credit that involve elements of credit risk in excess of the amount recognized in the balance sheet.

        At December 31, 2003 and 2002, the Bank had undisbursed loan commitments of $47,084,351 and $39,935,143, respectively. Substantially all commitments relate to real estate loans.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and my require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon commitments to extend credit, is based on management's collateral and credit evaluation of the counterparty. Collateral held varies, but primarily consists of residential and commercial property. Standby letters of credit written are confidential commitments issued by the bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

        At December 31, 2003 and 2002, the Bank was contingent liable for letters of credit accommodations to its customers totaling approximately $0 and $50,000, respectively.

Note #20—Public Offering of the Common Stock of San Rafael Bancorp

        Effective October 20, 2003, the Bancorp initiated a public offering of the shares of the common stock of San Rafael Bancorp, with the offering to terminate no later than March 31, 2004. Of the 2,000,000 shares being offered at $13.00 per share, 510,599 shares are being offered by San Rafael Bancorp, 1,444,290 shares are being offered by Community Bankshares, L.P., a limited partnership of which Kit M. Cole, the Chairman/CEO of San Rafael Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc., and 45,111 shares are expected to be retained by Community Bankshares' shareholders. The purpose of the offering is to enable the limited partnership investors to divest their interest in San Rafael Bancorp and to increase the number of shareholders for San Rafael Bancorp. No subscription of shares is to be accepted unless the minimum of 744,701 shares are subscribed for. Subscription funds held in escrow and maintained as depository balances as of December 31, 2003 amounted to $3,547,661.

Note #21—Condensed Financial Information of San Rafael Bancorp (Parent Company)

	2003	2002
Balance Sheets
Assets
Cash and cash equivalents	$53,368	$20,248
Investment in subsidiary, equity method	22,718,952	20,242,645
Investment in nonconsolidated subsidiary, equity method	310,000	310,000
Prepaids and other assets	5,085,897	750,660

Total Assets	$28,168,217	$21,323,553

Liabilities
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	3,984,118	—

Total Liabilities	14,294,118	10,310,000

Stockholders' Equity
Common stock	3,712,516	3,693,716
Retained earnings	10,161,583	7,364,043
Accumulated other comprehensive income	—	(44,206)

Total Stockholders' Equity	13,874,099	11,013,553

Total Liabilities and Stockholders' Equity	$28,168,217	$21,323,553

Statements of Income
Equity in undistributed income of bank	$3,282,501	$2,437,226
Equity in undistributed income of trust	15,336	8,759
Interest expense on borrowings	—	(138,806)
Interest expense on junior subordinated debentures	(522,438)	(295,323)
Other expenses	(319,859)	(144,530)

Income Before Income Taxes	2,455,540	1,867,326
Income Tax Benefit	342,000	202,500

Net Income	$2,797,540	$2,069,826

Statements of Cash Flows

	2003	2002
Cash Flows from Operating Activities
Net income	$2,797,540	$2,069,826
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Bank	(3,282,501)	(2,437,225)
Net change in assets and liabilities	(351,119)	(514,654)

Net cash used by operating activities	(836,080)	(882,053)

Cash Flows from Investing Activities
Capital contributions to Bank	—	(6,540,000)

Net cash used by investing activities	—	(6,540,000)

Cash Flows from Financing Activities
Repayments on long-term debt	—	(2,962,985)
Proceeds from Junior subordinated debentures	—	10,310,000
Purchase of subsidiary stock	—	(310,000)
Dividends received from Bank	850,400	601,000
Stock options exercised	18,800	178,832
Repurchased stock sold	—	(917,438)
Stock repurchased	—	536,563

Net cash provided by financing activities	869,200	7,435,972

Net Increase in Cash and Cash Equivalents	33,120	13,919
Cash and Cash Equivalents, Beginning of Year	20,248	6,329

Cash and Cash Equivalents, End of Year	$53,368	$20,248

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$514,379	$409,708

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$44,206	$(44,206)

Non-Cash Financing Activities
Tax effect of stock options exercised	$—	$94,772

Stock awards	$—	$39,000

Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

Item 8A—Controls and Procedures

        As of December 31, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act. Following that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time.

PART III

Item 9—Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

        The Bylaws authorize not less than four (4) or more than seven (7) directors with the exact number within that range to be fixed by resolution of the Board of Directors. The number of directors of San Rafael Bancorp has been fixed at five (5). The Directors hold office for a term of one year continuing until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

        The following table lists our directors and executive officers as of December 31, 2003:

Name	Position
Kit M. Cole	Chairman, Director, and Chief Executive Officer, Tamalpais Bank Chairman, Director, and Chief Executive Officer, San Rafael Bancorp
Carolyn B. Horan(1)(2)	Vice Chairman and Director, Tamalpais Bank Vice Chairman and Director, San Rafael Bancorp
Richard E. Smith(1)(2)	Director, Tamalpais Bank Director and Treasurer, San Rafael Bancorp
William Jeffrey Tappan	Director, Tamalpais Bank Director and Secretary, San Rafael Bancorp
Diane Doodha(2)	Director and Treasurer, Tamalpais Bank
Mark Garwood	President, Tamalpais Bank
Gunnel H. Bergstrom	Senior Vice President, Senior Operations Officer, Tamalpais Bank
Michael E. Moulton	Senior Vice President, Chief Financial Officer, San Rafael Bancorp and Tamalpais Bank
Michael Popovich	Senior Vice President, Sales Manager, Tamalpais Bank
Jean Silveira	Senior Vice President, Senior Credit Officer, Tamalpais Bank

(1)
Member of the Audit and Personnel Committees of San Rafael Bancorp

(2)
Member of Audit and Personnel Committees of Tamalpais Bank

        Directors Horan and Smith are independent directors as defined by the rules of the National Association of Securities Dealers.

        The following is a brief account of the business experience during the past five years of each director and executive officer of San Rafael Bancorp. Executive officers must be selected by the Board of Directors annually as required by the bylaws of San Rafael Bancorp.

        Kit M. Cole, age 63, is the Chairman and CEO of Tamalpais Bank and San Rafael Bancorp. Ms. Cole has served as Chairman and Director of San Rafael Bancorp since its inception in 1988 and as Chairman and Director of Tamalpais Bank since its inception in 1991. She is also CEO of an investment advisory firm, Kit Cole Investment Advisory Services, located in central San Rafael. She established Kit Cole Investment Advisory Services in 1977 to provide investment advisory and financial planning services, with a special focus on the needs of women and families. In 1997, Ms. Cole was inducted into the Marin County Women's Hall of Fame. In 1998, Ms. Cole served as Chairman of the Marin Women's Commission, where she also co-chaired the Economic Resource Center Committee. Ms. Cole was the principal organizer of New Horizons Savings and Loan Association ("New Horizons") in 1978 and served as its first Chairman of the Board. She has co-founded two influential community organizations: the Wednesday Morning Dialogue, a group of one hundred community women, and Marin Forum, a group of fifty outstanding men and women community leaders. Ms. Cole is also Chairman Emeritus and a director of Novato Community Bank and New West Bancshares.

        Carolyn B. Horan, Ed.D, age 72, is a well-known educator and community leader. Dr. Horan has served as a director and vice chairman of San Rafael Bancorp since its inception in 1988 and as a director and vice chairman of Tamalpais Bank since its inception in 1991. Carolyn B. Horan served as Executive Director of the Buck Institute for Education, a research and development institute, from 1987 through 2001. Previously she was Assistant Superintendent of Educational Development for the Marin County Office of Education. Over the years she has held office on several non-profit boards and educational organizations. Dr. Horan holds a Bachelor of Science Degree and a Masters Degree from San Francisco State University and a Doctorate Degree in Education from Nova University. In 1992 Dr. Horan was inducted into the Marin County Women's Hall of Fame. Currently Carolyn is managing the Horan apple orchard and operating her own business, Apple Tree Ceramics in Forestville, California.

        Michael E. Moulton, age 42, a resident of Larkspur, California, is Chief Financial Officer of San Rafael Bancorp and Senior Vice President and Chief Financial Officer of Tamalpais Bank. Mr. Moulton came to Tamalpais Bank in 1994 as Vice President, Controller. He was named Chief Financial Officer of Tamalpais Bank in 1998 and Chief Financial Officer of San Rafael Bancorp in 2003. Prior to joining Tamalpais Bank, Mr. Moulton served in various accounting and financial capacities at three other financial institutions. Mr. Moulton has 17 years of industry experience and for the last ten years has been responsible for Tamalpais Bank's accounting, investment management, financial planning and analysis, and secondary marketing activities.

        Richard E. Smith, CPA, age 65, is semi-retired after a distinguished career in public accounting and now lives in Green Valley, Arizona. Mr Smith has served as a director of San Rafael Bancorp since its inception in 1988 and as a director of Tamalpais Bank since its inception in 1991.He was an Audit Partner in a National CPA firm and became Managing Partner of the San Francisco Bay Area Profit Center before founding his own firm in Marin County. Mr. Smith specialized in forensic accounting and is a Certified Fraud Examiner. He testified extensively as an expert accounting witness in civil and criminal judicial proceedings. Mr. Smith served on the California State Board of Accountancy Technical Review Panel and then on the State Board of Accountancy Major Case Project. Mr. Smith received an honorary lifetime membership award from the American Institute of CPA's for his many professional activities. He was active in Marin Rotary Clubs, Marin Estate Planning Council, the International Association of Financial Planners, Marin Wine and Food Society, and Marin Country Club, and for

18 years a Director and Treasurer of the Okizu Foundation. Mr. Smith is currently a member of the Board of Directors and President of Desert Hills Golf Club. He is a Director and Chief Financial Officer of the Green Valley Domestic Water Improvement District and Chairs the Audit Committee of Green Valley Recreation, Inc. Mr. Smith is a co-organizer, founding shareholder, director and Treasurer of San Rafael Bancorp and a director of Tamalpais Bank. He chairs the Audit Committees of San Rafael Bancorp and Tamalpais Bank.

        William Jeffery Tappan, age 39, is a project manager at Kit Cole Investment Advisory Services, where he is responsible for the administration of the firm's flagship mutual fund, Kit Cole Strategic Growth Fund. Prior to joining Kit Cole Investment Advisory Services in 1989, Mr. Tappan worked at a national brokerage house in San Francisco with a corporate cash management team. Mr. Tappan has served as a board member for a local savings institution in Marin County. Mr. Tappan received a Bachelors of Arts in Business Economics from U.C. Santa Barbara and has completed a graduate program at the California Interstate Banking School. He earned his Series 7 securities license, has been a participant in the San Rafael Leadership Institute and is working on his Master's in Business Administration at San Francisco State University. Mr. Tappan has had extensive international experience, having lived abroad. Mr. Tappan was elected to the San Rafael Bancorp and Tamalpais Bank Board of Directors in 2001.

        The following is a brief account of the business experience during the past five years of each director and senior officer of Tamalpais Bank. Senior officers must be selected by the Tamalpais Bank Board of Directors as required by bank's bylaws.

        Diane Doodha, age 61, is a resident of Ross, CA. Ms. Doodha's diverse career includes that of educator, administrator and business woman. Ms. Doodha began her career in education where she was selected to work on a Carnegie Research Project that laid the groundwork for change in the way educators approach learning differences and teaching styles. She then went on to manage non-profit organizations where she held the position of Executive Director of The North San Mateo County Center of the Arts and of the Mill Valley Film Festival. Ms. Doodha has worked in marketing and was President and CEO of a parent education company which featured parent education seminars. In addition she has long been a supporter of both Marin and San Francisco community organizations and has served on many boards of directors including those of Children As Peacemakers, BAYLA, The California Film Institute/Mill Valley Film Festival, The San Francisco Performing Arts Library and Museum and the Marin Arts Council. She is presently a member of the Board of Directors of The Marin General Hospital Foundation and Vector Theater Company. Ms. Doodha holds a Bachelor of Arts Degree, a Master's Degree and has completed course work toward an MBA. Ms. Doodha has been a member of the Board of Directors of Tamalpais Bank since 1991 and is a founding shareholder of Tamalpais Bank.

        Mark Garwood, age 49, a resident of Kentfield, California, is the President of Tamalpais Bank. Mr. Garwood began employment with Tamalpais Bank as Vice President and Chief Lending Officer in 1991, and was named President in 1996. Prior to joining Tamalpais Bank, Mr. Garwood served in progressively senior lending positions for three other financial companies and has over 24 years of industry experience. Mr. Garwood has held a California Department of Real Estate broker's license and has been a residential developer for 20 years. Mr. Garwood is Chairman of the Marin Workforce Housing Trust Board of Directors, and was a founding organizer of the Major Employer Housing Group, which was created to establish a workforce housing trust in Marin County through a public private partnership. He is a past member of the Board of Directors and Executive Committee of the San Rafael Chamber of Commerce, and served as Chairman in 2002. Mr. Garwood serves as Treasurer for the City of San Rafael's Friends of San Rafael. He is a former Chairman of both the San Rafael Chamber's Affordable Housing Committee and Marin Consortium for Workforce Housing and is a past board member and treasurer of the Kentfield Schools Foundation. Mr. Garwood is also a past member of the Western Independent Bankers Membership Committee, Hospice of Marin Underwriting

Committee, Board of Supervisors Housing Discrimination Task Force, North Bay Family Homes Loan Committee and San Rafael Rotary. He has also served on the Board of Directors of Habitat for Humanity of Marin, and the California Association of Mortgage Brokers. Under Mr. Garwood's leadership the Marin Consortium for Workforce Housing received the award for excellence in the area of Affordable Housing from the Marin Economic Commission in 1999. M. Garwood received the Mary Lou Jacobsen award of excellence for leadership from the San Rafael Chamber of Commerce in 2000.

        Gunnel H. Bergstrom, age 57, is Senior Vice President and Senior Operations Officer at Tamalpais Bank. A resident of Fairfax, California with over 23 years of banking experience, Ms. Bergstrom began employment with Tamalpais Bank in 1994 as Branch Operations Officer, became Vice President in 1996, and was promoted to her current position in 2001. She is responsible for branch operations, retail banking compliance, regulatory reporting, development of policies and procedures, and implementation of new branches. Ms. Bergstrom serves as Tamalpais Bank's Bank Secrecy Officer, Compliance Officer for Operations, and Security Officer.

        Michael Popovich, age 48, a resident of San Anselmo, California, is Senior Vice President and Sales Manager of Tamalpais Bank. As a member of Tamalpais Bank's senior management team, Mr. Popovich develops and ensures that the company vision and growth goals are attained, and is responsible for proposing and executing sales strategies and meeting business plan targets. He is responsible for all day-to-day sales, business development and marketing activities and oversees all sales staff, including the branch managers and private bankers. Mr. Popovich is also the Security Officer for Tamalpais Bank. In 2000 and 2001 Mr. Popovich was Vice President of Sales with a high-tech start-up firm focused on financial supply chain management in the online equipment leasing space. From 1997 to 2000, Mr. Popovich was Director of Sales for one of the world's largest "non-bank" financial institutions. Mr. Popovich has over twenty-three years of industry specific experience.

        Jean Silveira, age 60, a resident of Sausalito, California, is Senior Vice President and Senior Lending Officer of Tamalpais Bank. Ms. Silveira began employment with Tamalpais Bank in 1994 as Senior Underwriter, became Vice President in 1996, and was promoted to her current position as Senior Vice President and Senior Lending Officer in 2001. Ms. Silveira is responsible for profitable and sound management of all aspects of Tamalpais Bank's lending activities, including underwriting, closing and servicing. At the Board's direction, Ms. Silveira develops and implements loan policy, signs loan approvals and denials up to and including $1,000,000 and conducts loan committee meetings. As Tamalpais Bank's Compliance Officer for Loans, Ms. Silveira ensures that the loan staff is properly trained and that compliance requirements are met in an accurate and timely manner. Ms. Silveira is also Tamalpais Bank's CRA Officer, and ensures high performance standards are maintained. Ms. Silveira is also one of the Affiliated Party Policy Compliance Officers. Ms. Silveira has over twenty years of industry specific experience.

        There is no family relationship between any director, or principal officer, except that Director Jeffrey Tappan is the son of Chairman and CEO Kit Cole. No director of San Rafael Bancorp holds a directorship in any company with a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended.

Directors Emeritus

        Tamalpais Bank began its Director Emeritus Program in 2002 for the purpose of encouraging former directors to continue to promote Tamalpais Bank in the community. Emeritus Directors receive a stipend of $1,000 per month for their services in promoting Tamalpais Bank.

        Byron Mauzy, Ed.D., was a Tamalpais Bank Director from 1994 until 2002; he is a past Secretary of the Tamalpais Bank Board, and served as Chairman of the Audit and Personnel Committees. Dr. Mauzy's career in education spanned a period of over forty years; he retired as the Marin County Superintendent of Schools in 1995. Over the years, Dr. Mauzy has served on several community boards, including the Beryl Buck Institute for Education, Marin Suicide Prevention, Marin Chamber of Commerce, and the Marin Volunteer Center.

        Pedro Reyes actively served on the Tamalpais Bank Board from 1994 until 2003; he is a past Secretary and Chairman of the Loan, CRA and Fair Lending Committees. Mr. Reyes founded and owns Marin 1 Real Estate Company and is a former Vice President and Marketing Director of one of the largest title insurance companies in the county. Mr. Reyes is a past director of Fair Housing of Marin, and is currently a Director of the Latino Educational and Cultural Foundation, and has raised money for many local non-profit organizations.

        Glen Robinson was a Tamalpais Bank Director from 1994 until 2002; he is a past Chairman of the Loan, CRA and Fair Lending Committees. Mr. Robinson was appointed United States Marshal for the Northern District of California by President Carter in 1978, and served in this capacity until retiring in 1990. Mr. Robinson has received numerous awards including the U.S. Department of Justice Outstanding Performance Award in 1971, 1974, 1975, and 1990. He has also served on several community boards, including the Marin County Board of Education, Salvation Army, American Red Cross, and Performing Stars of Marin.

Audit Committee Financial Expert

        The Board of Directors has determined that it has a financial expert serving on San Rafael Bancorp's audit committee. The audit committee's financial expert is Director Richard E. Smith. As with all members of the audit committee, Mr. Smith is independent as defined by current rules of the National Association of Securities Dealers.

Code of Ethics

        San Rafael Bancorp has adopted a Code of Ethics that applies to all its directors, officers and employees, a current copy of which is available to shareholders on the Company's web-site. The Company's web-site is located at www.tambank.com.

Reports of Changes in Beneficial Ownership

        Not Applicable.

Item 10—Executive Compensation

        The following table provides a summary of the compensation paid during each of San Rafael Bancorp's last three completed fiscal years for services rendered in all capacities to San Rafael Bancorp and Tamalpais Bank to Chief Executive Officer Kit M. Cole and Mark Garwood, Michael Moulton, Jean Silveira, Gunnel Bergstrom, and Michael Popovich, the only other executive officers whose salary and other compensation was over $100,000 during 2003 (Ms. Cole, Mr. Garwood, Mr. Moulton,

Ms. Silveira, Mr. Bergstrom, and Mr. Popovich sometimes collectively referred to as the "Named Executive Officers".

Annual Compensation
Name	Principal Position	Year	Salary	Bonus	401(k) Company Match	Other Compensation
Kit M. Cole	CEO Tamalpais Bank San Rafael Bancorp	2003 2002 2001	$215,000 192,000 160,000	$106,748 79,872 24,000	$10,271 14,733 7,000	$15,000 9,000 6,250
Mark Garwood	President Tamalpais Bank	2003 2002 2001	215,000 212,750 185,000	106,748 88,735 27,750	10,750 10,655 9,250	1,353 1,060 880
Michael Moulton	Chief Financial Officer Tamalpais Bank San Rafael Bancorp	2003 2002 2001	131,973 128,754 125,000	32,993 54,093 18,750	6,599 6,170 5,469	2,325 2,194 1,594
Jean Silveira	Senior Lending Officer Tamalpais Bank	2003 2002 2001	128,125 125,000 95,000	28,828 42,975 14,250	6,409 6,250 4,809	1,660 1,167 651
Gunnel Bergstrom	SVP Savings Admin Tamalpais Bank	2003 2002 2001	110,000 92,500 85,000	24,750 32,243 12,750	5,500 5,646 3,542	1,765 1,512 2,658
Michael Popovich	SVP Director of Sales & Marketing Tamalpais Bank	2003 2002	100,008 48,145	10,001 15,454	5,000 1,042	5,629 21.3

(1)
Mr. Popovich was hired in July, 2002. His 2002 salary was based on an average annual salary of $100,000.

        The value of perquisites and other personal benefits for each Named Executive Officer are required to be disclosed in other annual compensation if they exceed, in the aggregate, the lesser of $50,000 or 10% of salary and bonus. No amounts are reported in this column for any of the Named Executive Officers since the value of perquisites and other personal benefits did not exceed the reporting threshold.

Employees Stock Option Plan

        In 1997, San Rafael Bancorp adopted the Employee Incentive Stock Option and Stock Appreciation Rights Plan (the "Plan'). The Plan was adopted to provide employees of San Rafael Bancorp and its subsidiaries the opportunity to acquire a proprietary interest in the success of San Rafael Bancorp and Tamalpais Bank by purchasing shares of San Rafael Bancorp common stock (which, at the discretion of the Board, may include stock appreciation rights). The Plan is intended to advance the interests of the San Rafael Bancorp and Tamalpais Bank by encouraging stock ownership on the part of key employees, by enabling the San Rafael Bancorp and Tamalpais Bank to secure and retain the services of highly qualified persons as employees, and by providing such employees with an additional incentive to make every effort to enhance the success of San Rafael Bancorp and Tamalpais Bank.

        The Plan shall be administered by the Board of Directors of the Corporation, or by a committee of the Board to which such administration is delegated by the Board. The Board shall have plenary authority in its discretion to:

  •
  determine the employees of San Rafael Bancorp and Tamalpais Bank who are within that class described in the Plan "participants."

  •
  grant awards provided in the Plan in such form and amount as the Board shall determine;

  •
  impose such limitations, restrictions and conditions upon any such award as the Board shall deem appropriate; and

  •
  interpret the Plan, and to prescribe, amend, and rescind rules and regulations relating to it, and make all other determinations and take all other action necessary to advisable for the implementation and administration of the Plan.

        Options may be granted under the Plan from time to time. The grant of options are subject to the following limitations:

  •
  No "incentive stock option," as defined in Section 422 of the Code, may be granted hereunder to any participant who, on the date such option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of San Rafael Bancorp unless the exercise price of such option is equal to at least one hundred and ten percent (110%) of the fair market value of the shares of the Corporation's Common Stock on the date such option is granted.

  •
  The aggregate fair market value (determined as of the date an option is granted) of the shares with respect to which "incentive stock options," as defined in Section 422 of the Code, are exercisable for the first time by any optionee during any calendar year shall not exceed one hundred thousand dollars ($100,000).

        The option price to be paid upon exercise of the option shall be not less than the fair market value of the shares of the Common Stock of the Corporation on the date such option is granted. Each option granted under the Plan shall expire ten (10) years from the date the option is granted, unless a shorter period is determined by the Board. Each option may be exercised upon such terms and conditions as the Board shall determine. If an option is exercisable only in installments, such installments shall be cumulative. In making any determination as to the employees of the Corporation or the Subsidiaries to whom options shall be granted and as to the number of shares to be covered by such options, the Board shall take into account the duties of the respective participants, their present and potential contributions to the success, profitability and sound growth of San Rafael Bancorp and Tamalpais Bank, and such other factors as the Board shall deem relevant in connection with accomplishing the purposes of the Plan.

        The aggregate number of shares which may be issued pursuant to the exercise of options granted under the Plan was 243,000 shares (as adjusted per the Plan and for stock splits) of common stock and was increased to 480,543 shares at the July 2003 shareholder meeting.

Option Grants and Exercises

        The following table sets forth information concerning individual grants of stock options during fiscal year 2003 to each of the Named Executive Officers:

Name	Number of Securities Underlying Options/ SARS Granted (#)	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Value(1)
Kit M. Cole	1,850	11.1%	$10.00	2/15/2013	$8,973
Mark Garwood	1,850	11.1%	$10.00	2/15/2013	$8,973
Michael Moulton	1,200	7.2%	$10.00	2/15/2013	$5,820
Jean Silveira	1,200	7.2%	$10.00	2/15/2013	$5,820
Gunnel Bergstrom	1,200	7.2%	$10.00	2/15/2013	$5,820
Michael Popovich	1,200	7.2%	$10.00	2/15/2013	$5,820

(1)
Present value at date of grant using the Black-Scholes model.

        The following table shows exercises of stock options during fiscal year 2003 by the Named Executive Officers and the value at December 31, 2003 of unexercised options on an aggregate basis held by each of those persons:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities Underlying Unexercised Options SARS at FY-end(#)		Value of Unexercised In-The-Money Options at FY-end ($)(1)
	Shares Acquired On Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kit M. Cole	—	—	6,360	3,515	$50,701	$13,326
Mark Garwood	—	—	26,286	3,515	285,429	13,326
Gunnel Bergstrom	—	—	13,983	2,280	149,338	8,644
Michael Moulton	—	—	13,983	2,280	149,338	8,644
Jean Silveira	—	—	13,983	2,280	149,338	8,644
Michael Popovich	—	—	720	2,280	3,362	8,644

(1)
Based on a bid price of $13.00 at December 31, 2003.

Directors Stock Option Plan

        At its 2003 Annual Meeting of Shareholders held on July 15, 2003, the shareholders of San Rafael Bancorp approved the San Rafael Bancorp 2003 Non-Employee Directors' Stock Option Plan. 67,000 of shares of San Rafael Bancorp common stock is reserved for the exercise of options to be granted under the Directors' Plan.

        Only nonstatutory options may be granted. The number of shares available for issuance is subject to adjustment for stock dividends, stock splits and changes into or exchanges for other securities of San Rafael Bancorp or of another corporation. Any adjustment in outstanding options shall be made without change in the total price applicable to the unexercised portion of the option and with a corresponding adjustment in the option price per share.

        The Directors' Plan provides for administration by the Board of Directors' or by a committee for this purpose. Options may be granted only to non-employee directors of San Rafael Bancorp or of Tamalpais Bank.

        The exercise price for each stock option may not be less than 100% of the fair market value of the common stock on the date the option is granted, as that value is determined by the board of directors or the committee. Unless the directors' status as a director terminates earlier, or in the event of certain business combinations, each option granted under the Directors' Plan is for a term of ten (10) years and becomes exercisable in five equal annual installments. The exercise price for shares of San Rafael Bancorp common stock purchased upon the exercise options granted under the Directors' Plan must be paid for in full in cash or, with the prior written consent of San Rafael Bancorp, in whole or in part through the surrender of previously owned shares of common stock of San Rafael Bancorp.

        In the event of termination of an option holder's status as a director, the right to exercise his or her options will be as follows:

  •
  In the event the option holder's status as a director is terminated because of death or permanent disability, the option may be exercised by the option holder or his or her qualified representative, to the extent that the option holder was entitled to exercise such option on the date of his or her death or disability, for a period of one year, but in no event beyond the term of the option.

  •
  If an option holder's status as a director terminates for any reason other than death, disability or cause, his or her option may be exercised, to the extent such option was exercisable on the date of termination, for a period of one month following termination, but in no event beyond the term of the option.

        In the event of a dissolution or liquidation of San Rafael Bancorp, a merger, consolidation, acquisition, or other reorganization involving San Rafael Bancorp or a principal subsidiary, in which San Rafael Bancorp or the principal subsidiary is not the surviving or resulting corporation, or a sale by San Rafael Bancorp of all or substantially all of its assets, the San Rafael Bancorp board of directors must cause the termination of all options outstanding under the Directors' Plan as of the effective date of the transaction; provided, however, that not less than thirty (30) days written notice of the expected effective date of transaction must be given to each option holder, the shares of all options held by each option holder which have not previously been forfeited shall immediately become fully vested, and each option holder shall have the right, on the effective date of such termination, to exercise his or her option as to all or any part of the shares covered thereby, including shares as to which such option would not otherwise be exercisable. In any event, the surviving or resulting corporation may, in its absolute and uncontrolled discretion, tender options to purchase its shares on its terms and conditions.

        Options under the Directors' Plan are not transferable other than by will or the laws of descent and distribution, or in accordance with a qualified domestic relations order, and may be exercised, during the lifetime, only by the option holder or, in the event of mental disability, by the option holder's qualified representative.

        The following table sets forth information concerning individual grants of stock options during fiscal year 2003 to each of the Directors:

Name	Number of Securities Underlying Options/ SARS Granted (#)	% of Total Options/ SARS Granted to Non-employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Value(1)
Carolyn Horan	5,000	26.3%	$10.00	8/8/2013	$24,250
Richard Smith	5,000	26.3%	$10.00	8/8/2013	$24,250
Jefferey Tappan	6,000	31.6%	$10.00	8/8/2013	$29,100
Diane Doodha	3,000	15.8%	$10.00	8/8/2013	$14,550

(1)
Present value at date of grant using the Black-Scholes model.

        The following table shows exercises of stock options during fiscal year 2003 by the Directors and the value at December 31, 2003 of unexercised options on an aggregate basis held by each of those persons:

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities Underlying Unexercised Options SARS at FY-end(#)		Value of Unexercised In-The-Money Options at FY-end ($)(1)
	Shares Acquired On Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carolyn Horan	—	—	—	5,000	—	$15,000
Richard Smith	—	—	—	5,000	—	15,000
Jefferey Tappan	—	—	1,000	5,000	$3,000	15,000
Diane Doodha	—	—	—	3,000	—	9,000

(2)
Based on a bid price of $13.00 at December 31, 2003.

San Rafael Bancorp 401(k) Plan

        On January 1, 1996 the Board of Directors of San Rafael Bancorp approved a 401(k) Plan effective January 1, 1996 for the benefit of Tamalpais Bank's employees. This Plan was amended on October 22, 2002 effective January 1, 2002. All employees 18 years of age or older with three months of service at Tamalpais Bank are eligible to participate in the 401(k) Plan.

        Under this Plan, each employee elects the amount of his or her salary to be deferred and contributed each year. Tamalpais Bank may also, in its sole discretion, make additional nonelective contributions. The 401(k) Plan is administered by Tamalpais Bank. Tamalpais Bank's Board of Directors appoints trustees to oversee the administration of the Plan and the Plan assets. Trustees can be contacted by writing to them c/o San Rafael Bancorp, 851 Irwin Street, San Rafael, CA 94901.

        During 2003, a matching contribution of $91,402 was made by Tamalpais Bank to the 401(k) Plan. Of this amount $10,271, $10,750, $6,599, $6,406, $5,500, and $5,000 were allocated to the accounts of Kit M. Cole, Mark Garwood, Michael Moulton, Jean Silveira, Gunnell Bergstrom, and Michael Popovich, respectively. $44,526 was allocated to the accounts of all executive officers as a group.

Salary Continuation Plan for Kit M. Cole

        Pursuant to a salary continuation plan dated May 1, 2002 and effective January 1, 2002, Ms. Cole shall be eligible to receive a benefit of $100,000 per year commencing January 1, 2005 for a period of fifteen (15) years. The benefit shall vest and be non-forfeitable at the rate of one third of the total benefit (33.3%) for each year of service performed and completed by Ms. Cole commencing January 1, 2002. Should Ms. Cole voluntarily terminate employment or be terminated by Tamalpais Bank for cause prior to December 31, 2004, she shall be entitled to receive payment for fifteen years equal to $100,000 times the percentage of the benefit that is then vested. Should Ms. Cole be terminated by Tamalpais Bank for other than cause prior to December 31, 2004, she shall become fully vested and entitled to receive the full benefit payments. Should Ms. Cole die or become disabled, or should there be a change in control, prior to her termination and prior to December 31, 2004, she shall become fully vested and she shall be entitled to receive the full benefit payments.

Salary Continuation Plan for Mark Garwood

        Pursuant to a salary continuation plan executed in April 2003 and effective January 1, 2003, Mr. Garwood shall receive equal payments of $100,000 per year commencing January 1, 2015, or upon Mr. Garwood's retirement from Tamalpais Bank if later, for a period of fifteen (15) years; provided, however, that should Mr. Garwood prior to December 31, 2014

  •
  voluntarily terminate employment,

  •
  be terminated by Tamalpais Bank for cause or

  •
  die,

he shall be entitled to no benefit under this Plan. Should Mr. Garwood be terminated by Tamalpais Bank other than for cause prior to December 31, 2014, should Garwood become disabled or should there be a change in control, prior to Garwood's termination of employment and prior to December 31, 2014, his benefit shall become vested and his benefit shall be an amount equal to $100,000 per year times the number of years of service to such date over twelve (12) years, which benefit shall be payable for fifteen years. Should Mr. Garwood be terminated other than for cause, should Mr. Garwood become disabled or should there be a change in control, prior to December 31, 2014, monthly benefit payments in an amount equal to the vested percentage shall commence within 60 days after such termination, disability or change in control and shall be completed after 180 monthly payments have been made.

Director Compensation

        Each director of San Rafael Bancorp receives an annual stipend of $15,000 per year. In addition, each non-employee director of Tamalpais Bank receives an annual stipend of $24,000.

Item 11—Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of March 1, 2004, as to common shares beneficially owned by Community Bankshares L.P., the directors of San Rafael Bancorp and each of the Named Executive Officers, as well as all directors and principal officers of San Rafael Bancorp as a group. Ownership information is based upon information furnished by the individuals listed. Except for Kit M. Cole and Community Bankshares, LP, there are no shareholders with ownership of 5% or more of San Rafael Bancorp's stock. The address for Ms. Cole and Community Bankshares is 851 Irwin Street St., San Rafael, CA 94901.

        Except as otherwise noted, ownership may include shares held by such person's spouse (except where legally separated) and minor children; shares held by any other relative of such person who has the same home; shares held by a family trust as to which person is a beneficiary and trustee with sole voting and investment power (or shared power with a spouse); shares held in street name for the benefit of such person; or shares held in an Individual Retirement Account or pension plan as to which person is the sole beneficiary and has pass-through voting rights and investment power.

Name	Relationship to Bancorp	Number of Shares Beneficially Owned(1)	Percent of Shares Beneficially Owned
Kit M. Cole(2)	Chief Executive Officer, Chairman of the Board & Director	158,358	4.3%
Carolyn Horan	Director	65,999	1.8%
Richard E. Smith	Director	90,000	2.4%
W. Jeffery Tappan(3)	Director	33,661	0.9%
Diane Doodha	Director, Tamalpais Bank	155,619	4.2%
Mark Garwood(4)	President, Tamalpais Bank	37,579	1.0%
Michael Moulton(5)	Chief Financial Officer	17,830	0.5%
Gunnel Bergstrom(6)	SVP Savings Administration Tamalpais Bank	14,753	0.4%
Jean Silveira(7)	Senior Lending Officer Tamalpais Bank	14,983	0.4%
All Directors and Executive Officers as a Group (9 persons)(8)		588,782	15.9%

(1)
Includes shares owned and stock options that are presently exercisable.

(2)
Includes: 108,207 shares voted for Kit M. Cole Family Trust as Trustee; 42,417 shares voted for K. Cole Sep IRA; 1,074 shares voted for Cole Financial Group as CEO; 300 shares voted for Kit Cole Investment Advisory Services (formerly Cole Financial Group) as CEO, and 6,360 shares of incentive stock options that are presently exercisable.

(3)
Includes 27,000 shares voted for Kit M. Cole Grandchildren's Trust as Trustee and 1,000 shares of non-employee stock options that are presently exercisable.

(4)
Includes 26,286 shares of incentive stock options that are presently exercisable.

(5)
Includes 13,983 shares of incentive stock options that are presently exercisable.

(6)
Includes 13,983 shares of incentive stock options that are presently exercisable.

(7)
Includes 13,983 shares of incentive stock options that are presently exercisable.

(8)
Includes 75,575 shares of incentive stock options that are presently exercisable.

  Changes in Control

        As a result of the stock offering that is expected to close in the first quarter of 2004, Community Bancshares, Inc. will no longer be the control person of San Rafael Bancorp. San Rafael Bancorp is unaware of any other person who will control the company after the offering.

Item 12—Certain Relationships and Related Transactions

        There are no existing or proposed material interests or transactions between San Rafael Bancorp and/or any of its officers or directors outside the ordinary course of San Rafael Bancorp's business. It is anticipated that the directors and officers of San Rafael Bancorp and Tamalpais Bank, and the companies with which they are associated, will have banking transactions with Tamalpais Bank in the ordinary course of business. Any loans and commitments to lend included in such transactions will be made in accordance with all applicable laws and regulations and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness.

        It is also possible that one or more members of the board of directors may from time to time provide services and equipment to Tamalpais Bank. It is the firm policy of the Board that any such transactions between Tamalpais Bank and any members of its Board, or any person directly or indirectly related to a director, must be made in strict accordance with applicable rules and regulations and on substantially the same terms as those available at the time for comparable transactions with disinterested persons.

        The largest shareholder of San Rafael Bancorp is Community Bankshares, L.P. which owns approximately 47% of the common stock of San Rafael Bancorp. Kit M. Cole, the Chairman and CEO of San Rafael Bancorp is the CEO of Cole Financial Ventures, the general partner of this limited partnership. This limited partnership will be liquidated in whole or in part from the proceeds of San Rafael Bancorp's public offering. At the offering price per share of $13.00 and upon the full liquidation, the general partner will receive an accrued management fee plus net sale proceeds as specified in the limited partnership agreement. The limited partnership has agreed to pay the general partner an annual management fee of $150,000 per year. These fees are accrued and are payable when shares of San Rafael Bancorp are sold. At December 31, 2003 accrued management fees totaled $1,743,000. The partnership made no distributions in 2003. In accordance with the limited partnership agreement, cash from operations can be distributed at the sole discretion of the general partner as follows:

  •
  Limited partners and the general partner will receive 90% and 10%, respectively until the aggregate amount of all cash the limited partners have received equals a cumulative non-compounding annual rate of return equal to 8% of the adjusted capital contributions.

  •
  Then, the limited partners and the general partner will receive 85% and 15%, respectively, of any additional cash distributed until the aggregate amount of cash the limited partners have received equals a cumulative non-compounding annual rate of return equal to 10% of the adjusted capital contributions.

  •
  Then, the limited partners and the general partner will receive 80% and 20%, respectively, of any additional cash distributed until the aggregate amount of cash the limited partners have received equals a cumulative non-compounding annual rate of return equal to 12% of the adjusted capital contributions.

  •
  Then, the limited partners and the general partner will receive 75% and 25%, respectively, of any additional cash distributed.

        In addition to the accrued management fee of approximately $1.7 million, upon the liquidation of Community Bankshares, Cole Financial Ventures will receive approximately $3,379,460 as the general partner's share of the profits. Of the total $5,116,305 payable to Cole Financial Ventures, 72.5%, or $3,709,321 will be paid to the Kit M. Cole Family Trust and 5%, or approximately $255,815, will be paid to San Rafael Bancorp Director Jeffrey Tappan. The remainder will be paid to Ms. Cole's adult children or trusts for her grandchildren If all of the shares being offered on behalf of Community Bankshares are sold, payment of the amounts due Cole Financial Ventures will be in cash.

        San Rafael Bancorp made payments for lease and lease related expenses totaling $19,037 in 2003 to Marin Advisors Investors II (MAI-II), a California limited partnership that owned the building in which San Rafael Bancorp's offices and one branch are located. The Chairman and CEO of San Rafael Bancorp is the majority owner of Marin Advisors, Inc., which is the general partner of MAI-II. This building was sold in March 2003 to a non-affiliated party in an arms length transaction. San Rafael Bancorp funded two loans totaling $5.2 million to the non-affiliated buyer to finance the purchase of the building at normal rates and terms.

        The selling shareholder, Community Bankshares, will receive proceeds from the offering before proceeds are available to San Rafael Bancorp through the issuance of new shares. The order in which the proceeds of this offering will be distributed is as follows:

  •
  100% of the funds from the sale of the first 1,489,401 shares will be distributed to Community Bankshares

  •
  The funds from the sale of the remaining 510,599 shares will be utilized for working capital of San Rafael Bancorp and Tamalpais Bank.

        San Rafael Bancorp will bear the cost of registering the shares with the SEC and the cost of listing the shares on Nasdaq's Small-Cap market. All other costs associated with this offering including attorney, CPA, printing, distribution and marketing costs will be borne Community Bankshares L.P. and San Rafael Bancorp on a pro-rata basis based on the number of shares sold for the benefit of each entity.

        The Chairman and CEO of San Rafael Bancorp is the CEO of an investment advisory company, Kit Cole Investment Advisory Services. In July 2002, and amended in November 2002 and January 2003, Tamalpais Bank and Kit Cole Investment Advisory Services entered into a referral agreement whereby Tamalpais Bank refers potential investment advisory clients to Kit Cole Investment Advisory Services and Kit Cole Investment Advisory Services refers loan business to Tamalpais Bank. Tamalpais Bank provides the equipment and facilities in each of its branches to offer these investment advisory services. Tamalpais Bank receives a fee equal to 40% of Kit Cole Investment Advisory Services' gross billable fees from clients that Tamalpais Bank refers for investment management services. Tamalpais Bank also receives 25% of the fees collected from clients that it refers for educational seminars and financial coaching. In 2003, while Tamalpais Bank has received $3 thousand in shared investment management revenues, Tamalpais Bank has originated $8.4 million in loans from referrals as a result of this program. The Agreement between Tamalpais Bank and Kit Cole Investment Advisory Services was modified in September 2003 and effective August 2003. Effective August 1, 2003, Tamalpais Bank will incur the personnel costs associated with the investment advisory services.

        Please refer to Note 18 to the Consolidated Financial Statements for additional information concerning transactions with related parties.

Item 13—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        See Index to Exhibits at page 99 of this Annual Report on Form 10-KSB.

  (b)
  Reports on Form 8-K

        No Current Reports on Form 8-K were filed by San Rafael Bancorp during the quarter ending December 31, 2003 except a Current Report filed with the SEC on November 5, 2003 reporting, under Item 12, the issuance of a press release announcing its earnings for the quarter and nine month period ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

        Vavrinek, Trine, Daly & Company LLP's engagement by San Rafael Bancorp commenced on January 12, 2004. During the fiscal year ended December 31, 2003, Vavrinek, Trine, Daly & Company LLP provided professional services in connection with the review of the San Rafael Bancorp's registration statement filed with the SEC in connection the company's public offering, the review of a Quarterly Report on Form 10-QSB for the quarter September 30, 2003, preparation for the audit of financial statements of San Rafael Bancorp for the fiscal year ended December 31, 2003, and consulted with San Rafael Bancorp's management regarding year end tax planning.

Audit Fees

        The aggregate fees billed by Vavrinek, Trine, Day & Company LLP for professional services rendered for the audit of the Company's annual financial statements for fiscal years 2002 and 2003 were $40,180 and $41,200, respectively. Fees paid for the review of the financial statements included in the Company's Forms 10-QSB for the Quarter ended September 30, 2003 were $6,580.

Tax Fees

        The aggregate fees billed by Vavrinek, Trine, Daly & Company LLP professional services rendered by to the Company for tax compliance, tax advice, and tax planning for fiscal years 2002 and 2003 were $4,820 and $1,130, respectively.

All Other Fees

        The aggregate fees billed by Vavrinek, Trine, Daly & Company LLP for services rendered to the Company other than the services described above under the captions "Audit Fees" "Audit Related Services" and "Tax Fees", for fiscal years 2002 and 2003 were $0 and $49,540, respectively. These fees consisted of consultation and planning services provided in the preparation of the Company's SEC Form SB-2 Registration Statement.

Audit Committee's Pre-Approval Policies and Procedures

        All services provided by Vavrinek, Trine, Day, and Company require the pre-approval of the Company's Audit Committee. All tax related services and all other services provided by Vavrinek, Trine, Day, and Company for 2002 and 2003 were pre-approved by the Audit Committee.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Bancorp(1)
3.2	Bylaws of the Bancorp(1)
4.1	Indenture(1)
4.2	Amended and Restated Trust Agreement(1)
4.3	Trust Preferred Securities Guarantee Agreement(1)
4.4	Floating Rate Cumulative Trust Preferred Security Certificate of San Rafael Capital Trust I(1)
4.5	Floating Rate Cumulative Trust Preferred Security Certificate of San Rafael Capital Trust I(1)
4.6	Floating Rate Junior Subordinated Deferrable Interest Debenture of San Rafael Bancorp(1)
10.1	San Rafael Bancorp Employee Incentive Stock Option and Stock Appreciation Right Plan(1)*
10.2	Salary Continuation Plan for Kit M. Cole(1)*
10.3	Salary Continuation Plan for Mark Garwood(1)*
10.4	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment(1)*
10.5	San Rafael Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement(1)*
11.	Statement re computation of per share earning. Included in footnote 17 to the Registrant's audited financial statements included in this Annual Report.
21.	Subsidiaries of the Bancorp: Tamalpais Bank; San Rafael Capital Trust I.
23.	Independent Auditor's Consent
24	Power of Attorney
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Employment Agreement or Compensation Plan.

(1)
Attached as Exhibits 3.1, 3.2, 41., 4.2, 4.3, 4.4, 4.5, 4.6, 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to Registration Statement No. 333-105991 filed by San Rafael Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein by reference.

SIGNATURES

SAN RAFAEL BANCORP
Dated: March 29, 2004	By:	/s/ KIT M. COLE Kit M. Cole Chief Executive Officer

        In accordance with Section 12 of the Securities Exchange Act of 1934, San Rafael Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ KIT M. COLE Kit M. Cole	Chief Executive Officer, Chairman of the Board, and Director (Principal Executive Officer)	March 29, 2004
/s/ CAROLYN HORAN Carolyn Horan	Director	March 29, 2004
/s/ RICHARD E. SMITH Richard E. Smith	Director	March 29, 2004
/s/ W. JEFFERY TAPPAN W. Jeffery Tappan	Director	March 29, 2004
/s/ MICHAEL MOULTON Michael Moulton	Chief Financial Officer (Principal Financial Officer)	March 29, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No annual report or proxy material has been sent to security holders. San Rafael Bancorp shall furnish copies of such material to the Commission when it is sent to security holders.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
DESCRIPTION OF BUSINESS
SUPERVISION AND REGULATION
PART II
SAN RAFAEL BANCORP AND SUBSIDIARIES Average Balance Sheets (Unaudited)
SAN RAFAEL BANCORP AND SUBSIDIARY DECEMBER 31, 2003 AND 2002 Contents
SAN RAFAEL BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002
SAN RAFAEL BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
SAN RAFAEL BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
SAN RAFAEL BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
SAN RAFAEL BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002
Statements of Cash Flows
PART III
INDEX TO EXHIBITS
SIGNATURES