Form 10QSB
period 2004-03-31
SAN RAFAEL BANCORP
filed 2004-05-14
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock outstanding as of April 30, 2004:  3,647,556 shares

Transitional small business disclosure format

(Check one):

Yes ☐	No ☒

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  San Rafael Bancorp’s actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the war in Iraq and the United States’ war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on San Rafael Bancorp and Tamalpais Bank; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the business of San Rafael Bancorp and Tamalpais Bank.

Moreover, wherever phrases such as or similar to “In Management’s opinion”, or “Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent evens and, accordingly, such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

PART 1

FINANCIAL INFORMATION

FINANCIAL INFORMATION

The information for the three months ended March 31, 2004 and March 31, 2003 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of San Rafael Bancorp (the Company) at March 31, 2004 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1.             FINANCIAL STATEMENTS

SAN RAFAEL BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets
Cash and cash equivalents:
Cash and due from banks	$3,289,962	$7,108,858
Federal funds sold	16,447,732	7,681,259
Investment in money market funds	10,001,631	—
Total Cash and Cash Equivalents	29,739,325	14,790,117
Interest-bearing time deposits in other financial institutions	1,861,043	12,844,233
Investment securities
Available-for-sale	12,306,200	—
Held-to-maturity, at cost	46,027,774	18,907,115
Federal Home Loan Bank restricted stock, at cost	4,654,100	3,609,300
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	269,530,468	249,144,433
Less: Allowance for loan losses	(2,965,078)	(2,726,078)
	266,565,390	246,418,355
Bank premises and equipment, net	1,903,475	1,518,231
Accrued interest receivable	1,582,655	1,303,658
Other assets	1,907,357	2,519,554
Total Assets	$366,597,319	$301,960,563

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$9,408,737	9,528,413
Interest-bearing checking deposits	5,694,628	9,588,911
Money market and saving deposits	87,155,833	87,057,662
Certificates of deposit greater than or equal to $100,000	31,179,161	28,033,838
Certificates of deposit less than $100,000	77,011,258	77,417,310
Total Deposits	210,449,617	211,626,134
Federal Home Loan Bank Advances	93,776,088	65,101,242
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	31,065,341	1,049,088
Total Liabilities	345,601,046	288,086,464

Commitment and Contingencies

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,647,556, and 3,136,957 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	10,081,204	3,712,516
Retained earnings	10,919,007	10,161,583
Accumulated other comprehensive income	(3,938)	—
Total Stockholders’ Equity	20,996,273	13,874,099
Total Liabilities and Stockholders’ Equity	$366,597,319	$301,960,563

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$4,344,361	$3,544,922
Interest on investment securities	165,199	644,187
Interest on Federal funds sold	27,720	5,346
Interest on other investments	38,445	49,288
Interest on deposits in other financial institutions	42,384	59,418
Total Interest Income	4,618,109	4,303,161

Interest Expense
Interest expense on deposits	943,653	1,104,814
Interest expense on borrowed funds	410,545	520,433
Interest expense on Junior Subordinated Debentures	128,317	131,551
Total Interest Expense	1,482,515	1,756,798
Net Interest Income Before Provision for Loan Losses	3,135,594	2,546,363

Provision for Loan Losses	239,000	239,456
Net Interest Income After Provision for Loan Losses	2,896,594	2,306,907

Noninterest Income
Loan servicing	24,051	42,530
Other income	76,037	65,800
Total Noninterest Income	100,088	108,330

Noninterest Expenses
Salaries and benefits	1,126,555	775,343
Occupancy	191,595	115,419
Advertising	51,254	59,985
Professional	117,044	54,483
Data processing	49,840	46,469
Equipment and depreciation	56,853	58,654
Other administrative	284,709	190,965
Total Noninterest Expense	1,877,850	1,301,318

Income Before Income Taxes	1,118,832	1,113,919
Provision for Income Taxes	361,408	427,572
Net Income	$757,424	$686,347
Earnings Per Share
Basic	$0.23	$0.22

Diluted	$0.22	$0.21

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31 2003 and 2004

			Comprehensive Income	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance, January 1, 2003	3,128,739	$3,693,716		$7,364,043	$(44,206)	$11,013,553

Stock options exercised	390	1,690				1,690
Comprehensive income
Net Income for the period			$686,347	686,347		686,347
Unrealized security holding gains (net of $69,531 tax)			104,297		104,297	104,297
Total Comprehensive Income			$790,644
Balance, March 31, 2003	3,129,129	$3,695,406		$8,050,390	$60,091	$11,805,887

Balance, January 1, 2004	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099

Stock options exercised	—	—				—
Sale of stock, net of $269,099 in issuance costs	510,599	6,368,688				6,368,688
Comprehensive income
Net Income for the period			$757,424	757,424		757,424
Unrealized security holding losses (net of $2,625 tax benefit)			(3,938)		(3,938)	(3,938)
Total Comprehensive Income			$753,486
Balance, March 31, 2004	3,647,556	$10,081,204		$10,919,007	$(3,938)	$20,996,273

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARY

Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash Flows From Operating Activities
Net Income	$757,424	$686,347
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	71,811	58,901
Provision for loan losses	239,000	239,456
Change in unearned income, net of amortization	21,994	(9,791)
Change in loan servicing asset, net of amortization	12,076	29,329
Net amortization of premiums on investment securities	99,487	422,544
Net change in accrued interest receivable and other assets	323,748	(1,309,791)
Net change in accrued interest payable and other liabilities	1,424,379	889,232
Net Cash Provided By Operating Activities	2,949,919	1,006,227

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(20,408,029)	(22,415,932)
Principal reduction in securities availabe-for-sale	44,942	3,320,416
Principal reduction in securities held-to-maturity	1,374,885	3,018,820
Purchase of investment securities available-for-sale	(12,360,862)	—
Purchase of investment securities held-to-maturity	(28,591,874)	—
Net change in interest earning deposits	10,983,190	2,457,105
Purchase of Federal Home Loan Bank stock	(1,044,800)	—
Redemption of Federal Home Loan Bank stock	—	259,500
Purchase of property and equipment	(457,055)	(276,059)
Proceeds from sale of property	—	—
Net Cash Used By Investing Activities	(50,459,603)	(13,636,150)

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARY

Consolidated Statement of Cash Flows (unaudited)

For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$(1,176,517)	$21,291,301
Net change in FHLB advances	28,674,846	(9,512,249)
Net increase in payable to broker/dealers	28,591,874	—
Stock proceeds	6,368,689	1,690
Net Cash Provided By Financing Activities	62,458,892	11,780,742

Net (Decrease)/ Increase in Cash and Cash Equivalents	14,949,208	(849,181)
Cash and Cash Equivalents, Beginning of Period	14,790,117	3,298,654
Cash and Cash Equivalents, End of Period	$29,739,325	$2,449,473

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$1,469,723	$1,877,622
Income taxes paid	$528,000	$489,572

Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$(3,938)	$148,503

Non-Cash Financing Activities
Tax effect of stock options exercised	$—	$668

The accompanying notes are an integral part of these financial statements

SAN RAFAEL BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of San Rafael Bancorp and its subsidiary (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiary consist of Tamalpais Bank, established in 1991. San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary, was established in June 2002. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2004 and 2003, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $33,934,000 in commitments to fund commercial real estate, construction, and land development loans, $2,475,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $13,491,000 in other unused commitments as of March 31, 2004.  The Company had no outstanding standby Letter of Credit, approximately $28,513,000 in commitments to fund commercial real estate, construction, and land development loans, $3,329,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $15,242,000 in other unused commitments as of December 31, 2003.

NOTE 3 - Earnings Per Common Share

The Company declared a 3 for 2 stock split on January 28, 2003. As a result of the stock split the number of common shares outstanding and earnings per share data has been adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended March 31,
	2004	2003

Net Income	$757,424	$686,347
Weighted average shares:
Basic weighted average number of common shares outstanding	3,324,168	3,129,064
Dilutive effect of stock options	86,573	68,659
Diluted weighted average number of common shares outstanding	3,410,741	3,197,723

Net income per common share:
Basic	$0.23	$0.22
Diluted	0.22	0.21

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

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$757,424	$686,347
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(5,355)	—
Pro forma net income	$752,069	$686,347

Weighted Average Shares Outstanding - Basic	3,324,168	3,129,064
Weighted Average Shares Outstanding - Diluted	3,410,741	3,197,723

Basic Earnings per share
As reported	$0.23	$0.22
Pro forma	$0.23	$0.22

Earnings per share - assuming dilution
As reported	$0.22	$0.21
Pro forma	$0.22	$0.21

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forwarded-looking statements. Such risks and uncertainties include, but are not limited to, those described in the “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” As a result, the information contained in this Quarterly Report should be carefully considered when evaluating the business prospects of San Rafael Bancorp and Tamalpais Bank.

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

No assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

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

General

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes to financial statements, included elsewhere in this Quarterly Report.

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

For the three months ended March 31, 2004, we reported, on a consolidated basis, net income of $757,000 as compared to $686,000 for the three months ended March 31, 2003.  Basic earnings per share were $0.23 for the three months ended March 31, 2004 as compared to $0.22 for the three months ended March 31, 2003.  Diluted earnings per share were $0.22 for the three months ended March 31, 2004 as compared to $0.21 for the three months ended March 31, 2003.  The increase in net income was a result of several factors.  Net interest income increased by $589,000.  However, noninterest income decreased by $8,000, and noninterest expense increased by $577,000.  The increase in noninterest expense is primarily attributable to increased salaries and benefits and occupancy expenses.  Income tax expense decreased by $66,000 as a result of an $81,000 income tax refund received in the first quarter of 2004.

As of March 31, 2004, consolidated total assets were $366,597,000 as compared to $301,961,000 at December 31, 2003, which represents an increase of approximately 21%.  Net loans increased $20,147,000 from $246,418,000 at December 31, 2003 to $266,565,000 at March 31, 2004.  Total investment securities increased by $39,427,000 during the three months ending March 31, 2004. Total deposits decreased $1,176,000 from $211,626,000 at December 31, 2003 to $210,450,000 at March 31, 2004.  Stockholders’ equity increased $7,122,000 from $13,874,000 as of December 31, 2003 to $20,996,000 as of March 31, 2004, while FHLB advances increased $28,675,000 from $65,101,000 to $93,776,000.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

SAN RAFAEL BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Three Months Ended
	March 31, 2004			March 31, 2003
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid
Assets
Investment securities - taxable (1)	$21,058	$165	3.16%	$69,759	$644	3.75%
Other investments	4,349	38	3.56%	4,160	49	4.81%
Interest bearing deposits in other financial institutions	10,391	42	1.64%	5,843	59	4.12%
Federal funds sold	11,651	28	0.96%	1,785	5	1.21%
Loans (2)	258,689	4,345	6.75%	186,892	3,546	7.69%
Total Interest Earning Assets	306,138	4,618	6.07%	268,439	4,303	6.50%
Allowance for loan losses	(2,802)			(2,023)
Cash and due from banks	4,598			2,298
Net premises, furniture and equipment	1,659			1,299
Other assets	7,188			5,118
Total Assets	$316,781			$275,131

Liabilities and Shareholders’ Equity
Interest bearing checking	9,357	22	0.94%	5,615	13	0.93%
Savings deposits (3)	91,179	298	1.31%	76,770	327	1.73%
Time deposits	104,217	624	2.41%	96,830	765	3.20%
Other borrowings	69,579	411	2.37%	66,584	520	3.17%
Junior subordinated debentures	10,310	128	5.01%	10,310	132	5.17%
Total Interest Bearing Liabilities	284,642	1,483	2.07%	256,109	1,757	2.78%
Noninterest deposits	9,239			5,367
Other liabilities	5,572			2,165
Total Liabilities	299,453			263,641
Shareholders’ Equity	17,328			11,490
Total Liabilities and Shareholders’ Equity	$316,781			$275,131

Net interest income		$3,136			$2,546
Net interest spread (4)			4.00%			3.72%
Net interest margin (5)			4.12%			3.85%

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

For the three months ended March 31, 2004, net interest income was $3,136,000 versus $2,546,000 for the three months ended March 31, 2003.  Average interest-earning assets were $306,138,000 for the three months ending March 2004 versus $284,642,000 in average interest-bearing liabilities.  Average loans of $258,689,000 accounted for 82% of the average earning assets.  The yield on interest-earning assets was 6.07% and the average cost of interest-bearing liabilities was 2.07% for the three month period ended March 31, 2004.  This resulted in the net yield (margin) on interest-earning assets of 4.12% on an annualized basis.

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

	Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003
	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$(390)	$(89)	$(479)
Other investments	14	(25)	(11)
Interest-bearing deposits	153	(169)	(17)
Federal Funds Sold	28	(6)	23
Loans	3,271	(2,472)	799
	3,075	(2,760)	315

Increase/(decrease) in Interest Expense
Interest-bearing checking	9	0	9
Savings deposits	267	(296)	(29)
Time Deposits	329	(470)	(141)
FHLB and other borrowings	142	(254)	(112)
Junior Subordinated Debentures	0	(3)	(3)
	747	(1,023)	(276)

Increase/(decrease) in Net Interest Income	$2,329	$(1,737)	$591

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At March 31, 2004		At December 31, 2003
	AMOUNT	%	AMOUNT	%
	(Dollars in thousands)
One-to-four family residential	$10,317	3.8%	$11,403	4.6%
Multifamily residential	102,442	38.0	97,941	39.3
Commercial real estate	120,170	44.5	112,217	45.1
Land	9,626	3.6	8,039	3.2
Construction real estate	13,913	5.2	12,071	4.8
Consumer loans	2,701	1.0	2,318	0.9
Commercial, non real estate	8,806	3.3	3,780	1.5
Total gross loans	267,975	99.4	247,769	99.4
Net deferred loan costs	1,555	0.6	1,375	0.6
Total loans receivable, net of deferred loan costs	$269,530	100.0%	$249,144	100.0%

Real estate construction loans are primarily interim loans to finance the construction of commercial and single family residential property.  These loans are typically short-term.  Other real estate loans consist primarily of loans made based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default.  Maturities on real estate loans other than construction loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years).  Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates during the terms of the loans.

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

Outstanding loan commitments at March 31, 2004 and December 31, 2003 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of March 31, 2004 and December 31, 2003, approximately 95.7% and 97.5%, respectively, of our loans were secured by real estate.

The following table sets forth the maturity distribution of our loans outstanding net of deferred loan costs at March 31, 2004.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six- month constant maturity treasury index and the six month LIBOR.  As of March 31, 2004, approximately 99.2% of our loan portfolio was comprised of floating and adjustable interest rate loans.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollars in Thousands)

One-to-four family residential	$1,014	$1,178	$8,125	$10,317
Multifamily residential	2,612	233	99,597	102,442
Commercial real estate	3,816	5,129	111,225	120,170
Land	3,613	6,013	—	9,626
Construction real estate	12,700	1,213	—	13,913
Consumer loans	936	1,765	—	2,701
Commercial, non real estate	7,485	207	1,114	8,806
Total	$32,176	$15,738	$220,061	$267,975

Loans with predetermined interest rates	—	1,586	680	2,266
Loans with floating or adjustable interest rates	32,176	14,152	219,381	265,709
	$32,176	$15,738	$220,061	$267,975

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through March 31, 2004, we have not had any OREO.

As of March 31, 2004 and 2003 we had no non-accrual loans, other real estate owned, or restructured loans.

We have identified two loans totaling $655,000 that have a higher than normal risk of loss and have been classified as substandard.  One of the loans is a $395,000 multifamily loan located in the Bank’s primary market area and the other loan is a $260,000 commercial land loan located in the Bank’s primary market area.  In addition, approximately $2,528,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of March 31, 2004, approximately $841,000 were multifamily loans, approximately $182,000 were commercial real estate loans, $1,057,000 were land loans, $140,000 were consumer loans, and $307,000 were non-real estate commercial loans.  These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

The following table provides information with regards to delinquent but still performing loans as of the dates indicated.

	March 31, 2004	December 31, 2003

Loans delinquent 60-89 days and accruing	$248	$—
Loans delinquent 90 days of more and accruing	771	121
Total performing delinquent loans	$1,019	$121

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

Each month we also review the allowance and make additional transfers to the allowance as needed.  For both the three month periods ended March 31, 2004 and 2003, the provision for loan losses was $239,000.  For the three months ended March 31, 2004 and 2003 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At March 31, 2004 and December 31, 2003, the allowance for loan and lease losses was 1.10% and 1.09% of loans outstanding, respectively.  At those same dates, the ratio of the allowance for loan and lease losses to nonperforming loans was not applicable.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the three months ended March 31, 2003	For the twelve months ended December 31, 2003
	(Dollars In Thousands)
Loans Outstanding, Period End	$269,530	$249,144
Average Amount of Loans Outstanding	258,689	215,041
Period end nonperforming loans outstanding	—	—

Loans Loss Reserve Balance, Beginning of Period	$2,726	$1,942
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	239	784
Allowance for Loan and Lease Loss, End of Period	$2,965	$2,726
Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%
Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal funds,” short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of March 31, 2004 and December 31, 2003, the carrying values of securities pledged were $58,334,000 and $18,907,000, respectively, representing our entire investment securities portfolio.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of March 31, 2004 and December 31, 2003, our investment portfolio consisted of mortgage-backed securities.  We also owned $4,654,000 and $3,609,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of March 31, 2004 and December 31, 2003, respectively.  We also had interest-bearing time deposits in other financial institutions amounting to $1,861,000 and $12,844,000 as of March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004, $46,028,000 of our securities was classified as held to maturity and $12,306,000 of our securities was classified as available for sale.  At December 31, 2003, $18,907,000 of our securities was classified as held to maturity and we had no available for sale securities.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available for sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held to maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of March 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$12,313	$17	$24	$12,306
FHLB Stock	4,654	—	—	4,654
	$16,967	$17	$24	$16,960
Held to maturity
Mortgage backed securities	$46,028	$242	$35	$46,235

	As of December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$—	$—	$—	$—
FHLB Stock	3,609	—	—	3,609
	$3,609	$—	$—	$3,609
Held to maturity
Mortgage backed securities	$18,907	$152	$53	$19,006

	As of March 31, 2004		As of December 31, 2003
	Balance	Yield	Balance	Yield
	(Dollars in Thousands)		(Dollars in Thousands)
Available for sale
Mortgage backed securities	$12,306	2.63%	$—	0.00%
FHLB Stock	4,654	3.75%	3,609	4.34%
	$16,960	2.94%	$3,609	4.34%
Held to maturity
Mortgage backed securities	$46,028	3.58%	$18,907	2.84%

Deposits

Deposits are our primary source of funding.  Our deposits are obtained from a cross-section of the communities we serve.  As of March 31, 2004, we had a deposit mix of 41% money market and savings deposits, 37% in time deposits less than $100,000, 15% in time deposits greater than $100,000, 4% in noninterest-bearing checking deposits, and 3% in interest-bearing deposits.  At December 31, 2003, we had a deposit mix of 41% money market and savings deposits, 36% in time deposits less than $100,000, 13% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 4% in noninterest-bearing deposits.  Included in our deposit totals were $20.6 million (10% of deposits) and $25.7 million (13% of deposits) of brokered deposits and $27.4 million (13% of deposits) and $25.8 million (11% of deposits) in non-brokered wholesale certificates of deposits as of March 31, 2004 and December 31, 2003, respectively.

We have obtained wholesale deposits through one of two deposit brokers and through non-brokered wholesale sources.  These deposits were obtained for generally longer terms than we can acquire through our retail sources as a means to control interest rate risk.  However, based on the amount of wholesale funds maturing in each month, we may not be able to replace all wholesale deposits with retail deposits upon maturity.  To the extent that we need to renew maturing wholesale deposits at then current interest rates, we incur the risk of paying higher interest rates for these potentially volatile sources of funds.

In an effort to expand our market share, we are continuing a business plan to develop our retail presence in Marin County through an expanding network of full service branches.  We operated three branches during the first quarter of 2004, and we expect two new branches to be opened in the second quarter of 2004.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	March 31, 2004		December 31, 2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing deposits	$9,409	0.00%	$9,528	0.00%
Interest-bearing checking deposits	5,695	0.66%	9,589	0.86%
Money Market and savings deposits	87,156	1.40%	87,058	1.49%
Certificates of deposit $100,000 or more	31,179	2.27%	28,034	2.34%
Certificates of deposit < $100,000	77,011	2.28%	77,417	2.34%
Total deposits	$210,450	1.77%	$211,626	1.82%

The following schedule shows the maturity of our time deposits as of March 31, 2004:

	$100,000 or more	Less than $100,000	Total
	(Dollars in thousands)
Three months or less	$6,484	$9,369	$15,853
Over 3 through 6 months	8,226	14,090	22,316
Over 6 through 12 months	8,828	29,154	37,982
Over 12 months through 2 years	7,037	19,637	26,674
Over 2 through 3 years	402	4,553	4,955
Over 3 years	202	208	410
Total	$31,179	$77,011	$108,190

Total deposits were affected by the Company’s common stock offering in the first quarter of 2004.  As of December 31, 2003 the Bank had a deposit of $3,548,000 in the common stock escrow account that was used to accumulate funds raised in the offering until shares were issued.  The stock offering and the common stock escrow account were closed in the first quarter of 2004.  The closing of the stock escrow account was the primary factor that caused deposits to decrease by $1,176,000 during the quarter.

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at March 31, 2004 and December 31, 2003 amounting to $93.8 million and $65.1 million, respectively.  The FHLB advances as of March 31, 2004 were secured by $128.6 million of our loan portfolio and our entire investment securities portfolio of $58.3 million.  The FHLB advances as of December 31, 2003 were secured by $118.7 million of our loan portfolio and our entire investment portfolio of $18.9 million.  The advances have been outstanding at varying levels during the three months ended March 31, 2004.  Total interest expense on FHLB borrowings for the three months ended March 31, 2004 and 2003 was approximately $411,000 and $520,000, respectively.

As of March 31, 2004, the maturities of the advances substantially occur in 2004, 2005, 2006, and 2007 with comparatively smaller amounts maturing in 2008.  In the first quarter of 2004 we have endeavored to lengthen the terms of our FHLB borrowings as a means of reducing interest rate risk.  In the first quarter of 2004 borrowings due in two or more years increased by $12.3 million, borrowings due in one to two years increased by $4.3 million, and borrowings due within one year increased by $12.0 million.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At March 31, 2004		At December 31, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
One year or less	$25,000	1.98%	$13,000	2.51%
Over one year to two years	35,333	2.33%	31,001	2.41%
Over two years to three years	21,063	2.15%	15,624	2.16%
Over three years to four years	10,380	2.76%	5,476	2.67%
Over four years to five years	2,000	2.88%	—	0.00%
Total	$93,776	2.26%	$65,101	2.39%

	At or for the three months ended March 31, 2004	At or for the twelve months ended December 31, 2003

FHLB advances:
Average balance outstanding	$69,579	$65,403
Maximum amount outstanding at any month-end during the period	93,776	71,266
Balance outstanding at end of period	93,776	65,101
Average interest rate during the period	2.37%	2.37%
Average interest rate at end of period	2.26%	2.39%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the three months ended March 31, 2004 and 2003  was $128,000 and $131,000 respectively.

Noninterest Income and Noninterest Expense

For the three months ended March 31, 2004, non-interest income was $100,000 as compared to $108,000 for the first three months of 2003.  The decrease of $8,000 or 7% was primarily attributed to a decrease in loan servicing income as a result of a decrease in the Bank’s portfolio of loans serviced for or participated to other institutions.

Noninterest expense for the three-month period ended March 31, 2004 increased $577,000 or 44% to $1,878,000 from $1,301,000 in 2003.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $350,000 or 45%, equipment and occupancy expenses increasing $77,000 or 67%, professional services increasing $63,000 or 117%, and other expense increasing $94,000 or 49%.  The increases were due to the opening of a new full-service branch increases in the number of staff and the level of salaries and benefits packages, as well as a general increase in the volume of business at each of the offices.

In the first quarter of 2004 we hired additional staff for our new Small Business Administration lending program and for our new retail branches.  In addition, we incurred additional occupancy and equipment expenses for our new branches and for additional back office space.  Although these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded and there is a risk that new operations will not produce the planned level of revenue.

	For the Three Months Ended		Increase/	Increase/
	March 31, 2004	March 31, 2003	(decrease) amount	(decrease) percent
	(Dollars in thousands)
Salaries and benefits	$1,126	$776	$350	45.1%
Occupancy	192	115	77	67.0%
Advertising	51	60	(9)	-15.0%
Professional	117	54	63	116.7%
Data processing	50	46	4	8.7%
Equipment and depreciation	57	59	(2)	-3.4%
Other administrative	285	191	94	49.2%
Total	$1,878	$1,301	$577	44.4%

Income Taxes

Income tax expense for the three-month period ended March 31, 2004 amounted to $361,000, which was a decrease of $66,000 or 15% under the $428,000 incurred for the same period in 2003.  In the first quarter of 2004 we recorded an $82,000 recovery for the collection of tax refunds from the State of California.  In the first quarter of 2004 we also received State tax refunds of $309,000.  Of this amount, $228,000 was used as the collection of a receivable and $82,000 was recovered as income.

Capital Resources

Stockholders’ equity increased $7.1 million to $21.0 million during the three months ended March 31, 2004 as compared to $13.9 million as of December 31, 2003 due to net proceeds from the sale of common stock of $6.4 million and net income of $757,000.  Stockholders’ equity increased $837,000 to $11.9 million during the three months ended March 31, 2003 as compared to $11.0 million as of December 31, 2002 due to net income of $686,000, a net increase in the unrealized gain on available-for-sale securities of $149,000 and stock options exercised of $2,000.

In the first quarter of 2004, the Company completed the public offering of shares of its common stock.  Of the 2 million shares that were available in the offering, 510,599 were sold for the benefit of the Company, 1,444,290 were sold by Community Bankshares L.P., a limited partnership, of which the Chairman/CEO of the Company is the CEO of the general partner.  Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors.  The Company incurred stock offering costs of $269,099 which were deducted from the gross amount raised on behalf of the Company $6.6 million to equal the net capital infusion of $6.4 million.  Community Bankshares incurred costs of $733,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million.  On April 2, 2004 the Company has applied to list its common stock on the NASDAQ Small Cap Market under the symbol “SRBC.”

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

For all reporting periods in the three months ended March 31, 2004 and 2003, our capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of March 31, 2004 and December 31, 2003, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2004:

Total capital to risk-weighted assets	$30,424	11.9%	$20,436	8.0%	$25,545	10.0%
Tier 1 capital to risk-weighted assets	33,389	10.9%	12,298	4.0%	18,447	6.0%
Tier 1 capital to average assets	33,389	9.8%	13,698	4.0%	17,123	5.0%

As of December 31, 2003:

Total capital to risk-weighted assets	$25,442	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,716	9.1%	10,002	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,716	7.5%	12,109	4.0%	15,137	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $20,579,000 of “brokered deposits” as of March 31, 2004 and $25,729,000 of brokered deposits as of December 31, 2003.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities.  As of March 31, 2004, liquid assets were comprised of $16,448,000 in Federal Funds sold, $10,001,631 in a money market funds, $1,861,000 in interest-bearing deposits in other financial institutions, $3,290,000 in cash and due from banks, and $12,306,000 in available-for-sale securities. As of December 31, 2003, liquid assets were comprised of $7,681,000 in Federal Funds sold, $12,844,000 in interest-bearing deposits in other financial institutions, and $7,108,000 in cash and due from banks.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of March 31, 2004, we had lines of credit totaling $55.5 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $52.5 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At March 31, 2004 outstanding FHLB advances totaled $93,776,000.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $2.9 million for the first three months of 2004, compared to $1.0 million for the same period in 2003.  The increase was primarily the result of increased income, adjusted for the effect of the amortizations of premiums on investment securities, partially offset by an increase in accrued interest receivable and other assets.

Net cash used in investing activities totaled $50.5 million for the first three months of 2004, compared to $13.6 million used by investing activities for the same period in 2003.  The increase was primarily the result of a $28.6 million increase in the held-to-maturity portfolio and a $20.4 million increase in the loans originated or purchased, net of repayments.

Funds provided by financing activities totaled $62.5 million for the first three months of 2004, compared to funds provided by financing activities of $11.8 million for the same period in 2003.  The increase in net cash provided by financing activities was primarily the result of a net $28.7 increase in the volume of FHLB borrowings and a $28.6 million liability for payable to brokers for pending security settlements.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.  The following table shows our cumulative gap analysis as of March 31, 2004:

	At March 31, 2004
	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
Interest Earning Assets	(Dollars in Thousands)
Securities	$4,861	$14,584	$38,627	$262	$58,334
Federal Funds	16,448	—	—	—	16,448
Interest-bearing deposits in other financial institutions	495	496	431	439	1,861
Loans	116,204	68,652	83,051	1,623	269,530
FHLB and PCBB Stock	—	—	—	4,654	4,654
Total	$138,009	$83,732	$122,108	$6,979	$350,826

Interest-Bearing Liabilities
Interest-bearing checking	$1,274	$3,821	$600	$—	$5,695
Money market and savings	10,934	32,805	41,946	1,471	87,156
Time deposits	15,853	60,299	31,937	102	108,191
FHLB advances	2,000	23,000	68,776	—	93,776
Junior Subordinated Debentures	10,310	—	—	—	10,310
Total	$40,372	$119,925	$143,259	$1,573	$305,128

Interest rate sensitivity gap	$97,637	$(36,194)	$(21,151)	$5,406	$45,698

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	27.8%	-10.3%	-6.0%	1.5%	13.0%

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is -10.3%.

We believe that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk.  Specifically, the cumulative gap analysis does not address loans at their floor rates that cannot reset as rates change.  We therefore rely more heavily on our dynamic simulation model to monitor and control interest rate risk.

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. .  Our current net interest earnings at risk given a +/- 200 basis point rate shock is -4.95% and our current estimated change in the economic value of equity given a +/- 200 basis point rate shock is -3.12%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-4.13%	1.33%
- 200 basis points	-4.95%	-3.12%

In an increasing rate environment we expect our capital, as measured using Generally Accepted Accounting Principals, to decrease, rather than realize the 1.33% increase stated above.  Our available for sale investment portfolio will incur a decrease in market value that will be recorded as a decrease in capital through a decrease in other comprehensive income.  Meanwhile the increase in value of our long term liabilities is not included in other comprehensive income.  Therefore, in an increasing rate environment the economic value of equity may increase while capital as calculated under Generally Accepted Accounting Principals may decrease.

Management believes that all of the assumptions used in the analysis to evaluate the vulnerability of its projected net interest income and economic value of equity to changes in interest rates approximate actual experiences and considers them to be reasonable. However, the interest rate sensitivity of the Bank’s assets and liabilities and the estimated effects of changes in interest rates on the Bank’s projected net interest income and economic value of equity may vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

Our Asset Liability Committee meets monthly to monitor our investments, liquidity needs and oversee our asset-liability management.  In between meetings of the Committee, our management oversees our liquidity management.

Return on Equity and Assets

The following table sets forth key ratios for the periods ending March 31, 2004, and December 31, 2003.

	As of March 31, 2004	As of December 31, 2003

Net income as a percentage of average assets	0.96%	0.97%
Net income as a percentage of average equity	17.48%	22.24%
Average equity as a percentage of average assets	5.44%	4.35%
Dividends declared per share as a percentage of net income per share	0.00%	0.00%

Due primarily to the $6.4 million capital infusion from the offering of common stock, our ratio of average equity as a percentage of average assets increased in the first quarter of 2004.  Consequently, net income as a percentage of average equity also decreased in the first quarter of 2004 even though net income as a percentage of average assets for the first quarter of 2004 was flat from the amount experienced during the full year of 2003.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the three months ended March 31, 2004 and 2003 the problems of inflation remained relatively insignificant, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003.

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

Current Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (“FIN 46”) and in December 2003 FASB issued a revision (“FIN 46R”).  FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities.  Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes.  Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements.  The Company adopted FIN 46 on December 31, 2003 and restated prior periods presented, which did not have a material impact on the financial condition or operating results of the Company.

In December 2003, American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).  SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3 does not apply to loans originated by the entity.  SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimated of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan.  SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.  SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as impairment.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The adoption of SOP 03-3 is not expected to have a material impact on the financial condition or operating results of the Company.

In March 2004, FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards, Share-Based Payment, an amendment of Statements No. 123 and 95, for public comment.  This proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed statement would eliminate the ability to account for share-based compensation transaction using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would required instead that such transactions be accounted for using a fair-value-based method.  The proposed statement would neither change the accounting in FASB Statement No. 123, Accounting for Stock-Based Compensation, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees nor change the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  Comments on this exposure draft are due by June 30, 2004.  The Company will continue to monitor the status of exposure draft and will determine its impact on the financial condition or operating results of the Company.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At March 31, 2004 and December 31, 2003, the amounts of the Company’s undisbursed loan funds were $49.9 million and $47.1 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to Note 2 of the Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of March 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a proposed public offering of the Company’s common stock for an aggregate consideration of between $9,681,113 and $26,000,000.  The registration statement was declared effective on October 20, 2003, and the Company commenced an offering of 744,701 to 2,000,000 shares of its common stock at a price of $13.00 per share.  This offering was completed in the first quarter of 2004.  Of the 2,000,000 shares being offered, 510,599 shares were sold by San Rafael Bancorp 1,444,290 shares were sold by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of San Rafael Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc.  Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors.  Priority was given to the 1,489,401 shares offered by the limited partnership.

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

Net proceeds of the offering to San Rafael Bancorp totaled $6,369,000.  The proceeds from the sale of new shares sold in the offering will be utilized by San Rafael Bancorp and Tamalpais Bank to support their growth and for working capital.  San Rafael Bancorp will not receive any of the net proceeds from the shares sold by Community Bankshares L.P.

Through the closing date of March 31, 2004, the following expenses have been incurred by the Company in connection with the issuance and distribution of securities registered:  All costs associated with the offering were shared by Community Bankshares L.P on a pro rate basis based on the number of shares sold by each entity, except for the SEC registration fee and the Nasdaq listing fee, which was borne by San Rafael Bancorp.

Underwriting Discounts and Commissions	$0
2% Placement Fee	393,782
Legal Fees	271,513
Accounting Fees	54,080
Printing and Edgarizing	60,448
Marketing	152,640
Other Expenses	69,857
Total Expenses	$1,002,319

All expenses were paid to persons other than directors, officers, or 10% shareholders of the Company. However, Community Bankshares was liquidated in whole or in part from the proceeds of this offering.  The Company incurred stock offering costs of $269,099 which were deducted from the gross amount raised on behalf of the Company $6.6 million to equal the net capital infusion of $6.4 million.  Community Bankshares incurred costs of $733,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million.  On April 2,2004 the Company has applied to list its common stock on the NASDAQ Small Cap Market under the symbol “SRBC.”

As of March 31, 2004, San Rafael Bancorp had approximately 619 shareholders of record.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5.  OTHER INFROMATION

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

31.1 Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2 Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1 Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

b)             Reports on Form 8-K

During the quarter ended March 31, 2004, the Company submitted the following Current Reports on Form 8-K to the SEC:

•                  On January 14, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 12, publication of a press release announcing earnings for the quarter and full year ended December 31, 2003.

•                  On February 27, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 5, publication of a press release announcing the oversubscription of the Company’s public offering of common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN RAFAEL BANCORP, INC.
A California Corporation

Date: May 12, 2004	BY:	/s/ Kit M. Cole
Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: May 12, 2004	BY:	/s/ Michael E. Moulton
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