Form 10QSB
period 2004-06-30
Epic Bancorp
filed 2004-08-13
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of small business issuer as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

851 Irwin Street, San Rafael California 94901
(Address of principal office)

Issuer’s telephone number: (415) 454-1212

San Rafael Bancorp
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

Common Stock outstanding as of July 31, 2004:  3,647,556 shares

Transitional small business disclosure format

(Check one):

Yes  ☐                                                                                   No  ☒

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  Epic Bancorp’s actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the war in Iraq and  the United States’ war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on Epic Bancorp and Tamalpais Bank; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the business of Epic Bancorp and Tamalpais Bank.

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

PART 1

FINANCIAL INFORMATION

FINANCIAL INFORMATION

The information for the three and six months ended June 30, 2004 and June 30, 2003 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp, formerly San Rafael Bancorp, (the “Company”) at June 30, 2004 and the results of operations and cash flows for the six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1.    FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,423,960	$7,108,858
Federal funds sold	1,206	7,681,259
Total Cash and Cash Equivalents	5,425,166	14,790,117
Interest-bearing time deposits in other financial institutions	1,376,051	12,844,233
Investment securities
Available-for-sale	39,529,538	—
Held-to-maturity, at cost	48,342,896	18,907,115
Federal Home Loan Bank restricted stock, at cost	6,799,000	3,609,300
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	302,211,668	249,144,433
Less: Allowance for loan losses	(3,304,778)	(2,726,078)
	298,906,890	246,418,355
Bank premises and equipment, net	2,530,355	1,518,231
Accrued interest receivable	1,933,084	1,303,658
Other assets	2,525,612	2,519,554
Total Assets	$407,418,592	$301,960,563

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$10,148,467	9,528,413
Interest-bearing checking deposits	5,877,921	9,588,911
Money market and saving deposits	95,419,577	87,057,662
Certificates of deposit greater than or equal to $100,000	55,233,298	28,033,838
Certificates of deposit less than $100,000	77,577,433	77,417,310
Total Deposits	244,256,696	211,626,134
Federal Home Loan Bank Advances	129,257,626	65,101,242
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	2,548,844	1,049,088
Total Liabilities	386,373,166	288,086,464

Commitment and Contingencies

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,647,556, and 3,136,957 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	10,087,734	3,712,516
Retained earnings	11,415,557	10,161,583
Accumulated other comprehensive loss	(457,865)	—
Total Stockholders’ Equity	21,045,426	13,874,099
Total Liabilities and Stockholders’ Equity	$407,418,592	$301,960,563

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$4,652,850	$3,832,031
Interest on investment securities	626,698	423,850
Interest on Federal funds sold	12,549	4,460
Interest on other investments	61,225	58,927
Interest on deposits in other financial institutions	16,125	38,169
Total Interest Income	5,369,447	4,357,437

Interest Expense
Interest expense on deposits	1,046,153	1,084,649
Interest expense on borrowed funds	715,298	375,205
Interest expense on Junior Subordinated Debentures	128,221	132,140
Total Interest Expense	1,889,672	1,591,994
Net Interest Income Before Provision for Loan Losses	3,479,775	2,765,443

Provision for Loan Losses	339,700	162,500
Net Interest Income After Provision for Loan Losses	3,140,075	2,602,943

Noninterest Income
Loss on sale of securities, net	(26,342)	—
Loan servicing	72,715	20,155
Other income	81,486	57,709
Total Noninterest Income	127,859	77,864

Noninterest Expenses
Salaries and benefits	1,142,823	848,891
Occupancy	238,318	148,885
Advertising	78,806	49,637
Professional	183,146	64,939
Data processing	53,118	40,170
Equipment and depreciation	99,687	70,164
Other administrative	348,108	284,872
Total Noninterest Expense	2,144,006	1,507,558

Income Before Income Taxes	1,123,928	1,173,249
Provision for Income Taxes	445,000	476,500
Net Income	$678,928	$696,749
Earnings Per Share
Basic	$0.19	$0.22

Diluted	$0.18	$0.22

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Interest Income
Interest and fees on loans	$8,997,210	$7,403,117
Interest on investment securities	791,897	938,502
Interest on Federal funds sold	40,269	9,806
Interest on other investments	99,670	108,412
Interest on deposits in other financial institutions	58,508	97,553
Total Interest Income	9,987,554	8,557,390

Interest Expense
Interest expense on deposits	1,989,806	2,189,463
Interest expense on borrowed funds	1,125,843	769,997
Interest expense on Junior Subordinated Debentures	256,538	263,691
Total Interest Expense	3,372,187	3,223,151
Net Interest Income Before Provision for Loan Losses	6,615,367	5,334,239

Provision for Loan Losses	578,700	401,956
Net Interest Income After Provision for Loan Losses	6,036,667	4,932,283

Noninterest Income
Loss on sale of securities, net	(26,342)	—
Loan servicing	96,765	62,685
Other income	157,524	101,075
Total Noninterest Income	227,947	163,760

Noninterest Expenses
Salaries and benefits	2,269,377	1,624,234
Occupancy	429,913	264,304
Advertising	130,060	109,622
Professional	300,190	119,422
Data processing	102,958	86,639
Equipment and depreciation	156,540	128,818
Other administrative	632,817	475,837
Total Noninterest Expense	4,021,855	2,808,876

Income Before Income Taxes	2,242,759	2,287,167
Provision for Income Taxes	806,408	904,072
Net Income	$1,436,351	$1,383,095
Earnings Per Share
Basic	$0.41	$0.44

Diluted	$0.40	$0.43

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30 2004 and 2003

			Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance, January 1, 2003	3,128,739	$3,693,716		$7,364,043	$(44,206)	$11,013,553

Stock options exercised	390	1,690				1,690
Comprehensive income
Net Income for the period			$1,383,095	1,383,095		1,383,095
Unrealized security holding gains (net of $29,471 tax)			158,577		158,577	158,577
Total Comprehensive Income			$1,541,672
Balance, June 30, 2003	3,129,129	$3,695,406		$8,747,138	$114,371	$12,556,915

Balance, January 1, 2004	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099

Stock options exercised	—	—				—
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218				6,375,218
Comprehensive income
Net Income for the period			$1,436,351	1,436,351		1,436,351
Dividends for the period				(182,377)		(182,377)
Unrealized security holding losses (net of $315,780 tax benefit)			(473,670)		(473,670)	(473,670)
Less: reclassification adjustment for realized losses (net of $10,537 tax benefit)			15,805		15,805	15,805
Total Comprehensive Income			$978,486
Balance, June 30, 2004	3,647,556	$10,087,734		$11,415,557	$(457,865)	$21,045,426

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,436,351	$1,383,095
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	155,582	130,591
Provision for loan losses	578,700	401,956
Deferred income taxes	—	—
Change in unearned income, net of amortization	126,048	(53,971)
Change in loan servicing asset, net of amortization	17,934	63,518
Net amortization of premiums on investment securities	317,505	820,207
FHLB stock dividends	(71,000)	(57,600)
Loss on sale of investment securities	—	—
Gain on sale of loans	—	—
Loss on sale of fixed assets	—	—
Net change in accrued interest receivable and other assets	(348,176)	(1,091,836)
Net change in accrued interest payable and other liabilities	1,499,756	111,495
Net Cash Provided By Operating Activities	3,712,700	1,707,455

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(53,193,283)	(37,197,249)
Principal reduction in securities availabe-for-sale	1,765,119	7,251,170
Principal reduction in securities held-to-maturity	4,076,879	7,824,687
Purchase of investment securities available-for-sale	(45,946,579)	—
Purchase of investment securities held-to-maturity	(33,734,646)	—
Proceeds from sales of securities available-for-sale	—	—
Sale of investment securities held-to-maturity	3,793,297
Net change in interest earning deposits	11,468,182	3,402,309
Purchase of Federal Home Loan Bank stock	(3,118,700)	—
Redemption of Federal Home Loan Bank stock	—	1,027,915
Purchase of property and equipment	(1,167,706)	(515,000)
Proceeds from sale of property	—	—
Net Cash Used By Investing Activities	(116,057,437)	(18,206,168)

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$32,630,562	$21,873,504
Net change in FHLB advances	64,156,384	(5,127,677)
Repayments on long-term debt	—	—
Issuance of Bancorp obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—
Dividends paid	—
Stock repurchased	—	—
Dividends declared	(182,378)
Stock proceeds	6,375,218	1,690
Net Cash Provided By Financing Activities	102,979,786	16,747,517

Net (Decrease)/ Increase in Cash and Cash Equivalents	(9,364,951)	248,804
Cash and Cash Equivalents, Beginning of Period	14,790,117	3,298,654
Cash and Cash Equivalents, End of Period	$5,425,166	$3,547,458

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$3,300,243	$3,360,476
Income taxes paid	$800,203	$945,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$(457,865)	$158,577

Non-Cash Financing Activities
Tax effect of stock options exercised	$—	$668

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, formerly San Rafael Bancorp, and its subsidiary (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiary consists of Tamalpais Bank, established in 1991. San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary, was established in June 2002. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2004 and 2003, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $27,505,825 in commitments to fund commercial real estate, construction, and land development loans, $3,020,650 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $15,400,568 in other unused commitments as of June 30, 2004.  The Company had no outstanding standby Letter of Credit, approximately $28,513,000 in commitments to fund commercial real estate, construction, and land development loans, $3,329,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $15,242,000 in other unused commitments as of December 31, 2003.

NOTE 3 - Earnings Per Common Share

The Company declared a 3 for 2 stock split on January 28, 2003. As a result of the stock split the number of common shares outstanding and earnings per share data has been adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$678,928	$696,748	$1,436,351	$1,383,095
Weighted average shares:
Basic weighted average number of common shares outstanding	3,647,556	3,129,129	3,485,862	3,128,993
Dilutive effect of stock options	82,073	72,072	82,377	70,484
Diluted weighted average number of common shares outstanding	3,729,629	3,201,201	$3,568,239	$3,199,477

Net income per common share:
Basic	$0.19	$0.22	$0.41	$0.44
Diluted	0.18	0.22	0.40	0.43

NOTE 4 - Stock-Based Compensation

The Company uses the intrinsic value method to account for its stock option plans (in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations). Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, permits companies to continue using the intrinsic value method to account for stock option plans or adopt a fair value based method. The fair value based method results in recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant. The Company has elected to continue to use the intrinsic value method and the pro forma disclosures required by SFAS 123.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003, respectively: dividend yields of 0.77% and 0% for 2004 and 2003, respectively, risk free rate of 4.51% and 3.70%, expected life of seven years and seven years, and stock price volatility of 41.2% and 40.57%.  Using the fair value method the Company’s net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$678,928	$696,749	$1,436,351	$1,383,095
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—	(5,355)	—
Pro forma net income	$678,928	$696,749	$1,430,996	$1,383,095

Weighted Average Shares Outstanding - Basic	3,647,556	3,129,129	3,485,862	3,128,993
Weighted Average Shares Outstanding - Diluted	3,729,629	3,201,201	3,568,239	3,199,477

Basic Earnings per share
As reported	$0.19	$0.22	$0.41	$0.44
Pro forma	$0.19	$0.22	$0.41	$0.44

Earnings per share - assuming dilution
As reported	$0.18	$0.22	$0.40	$0.43
Pro forma	$0.18	$0.22	$0.40	$0.43

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-QSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forwarded-looking statements. Such risks and uncertainties include, but are not limited to, those described in the “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” As a result, the information contained in this Quarterly Report should be carefully considered when evaluating the business prospects of Epic Bancorp and Tamalpais Bank.

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

Allowance for Loan Losses.

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans charged-off, net of recoveries.

We evaluate our allowance for loan losses on a monthly basis.  We believe that the allowance for loan losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

We determine the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  We segment the loan and lease portfolios into as many components as practical.  Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  We analyze the following components of the portfolio and provide for them in the allowance for loan losses:

•                  All significant credits on an individual basis that are classified doubtful.

•                  All other significant credits are reviewed individually.  If no allocation can be determined for such credits on an individual basis, they shall be provided for a part of an appropriate pool.

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

General

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to our financial condition, results of operations, liquidity and interest rate sensitivity.  The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes to, included elsewhere in this Quarterly Report.

The consolidated Company is comprised of two entities, the parent company, Epic Bancorp, formerly San Rafael Bancorp,  (the “Company”), and its wholly owned subsidiary, Tamalpais Bank (the “Bank”).  San Rafael Capital Trust I (Trust) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures trust preferred securities and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10 million of trust preferred securities are so reflected.  The Bank represents substantially all of the operational activities of the Company, and accordingly, the discussion and analysis of the Bank and Company are substantially the same.

At 2004 Annual Meeting of Shareholders of San Rafael Bancorp, held on June 21,2004, the shareholders of San Rafael Bancorp voted to approve an amendment to San Rafael Bancorp’s Articles of Incorporation changing San

Rafael Bancorp’s name to Epic Bancorp.  The Board of Directors of the Company recommended the name change reflect a broader reach than is associated with a single geographic area.

For the three months ended June 30, 2004, we reported, on a consolidated basis, net income of $679,000 as compared to $697,000 for the three months ended June 30, 2003.  Basic earnings per share were $0.19 for the three months ended June 30, 2004 as compared to $0.22 for the three months ended June 30, 2003.  Diluted earnings per share were $0.18 for the three months ended June 30, 2004 as compared to $0.22 for the three months ended June 30, 2003.

For the six months ended June 30, 2004, we reported, on a consolidated basis, net income of $1,436,000 as compared to $1,383,000 for the six months ended June 30, 2003.  Basic earnings per share were $0.41 for the six months ended June 30, 2004 as compared to $0.44 for the six months ended June 30, 2003.  Diluted earnings per share were $0.40 for the six months ended June 30, 2004 as compared to $0.43 for the six months ended June 30, 2003.

The decrease in basic and fully diluted earnings per share for the three and six months ended June 30, 3004 from the prior year periods was a result of several factors:

•                  For the three and six months ended June 30, 2004 noninterest expenses increased by $636,000 (42%) and $1,213,000 (43%), respectively, over the same periods last year.  The increase in expenses was largely due to staff and facility additions for the new retail branches, the new SBA lending division, and increased operational support.

•                  In addition to the increased expenses due to increased operations, the Company incurred substantial expenses associated with the capital offering completed during the first quarter of 2004 and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.  Professional services, consisting primarily of legal and accounting services, increased by $118,000 (182%) and $181,000 (152%) for the three and six months ending June 30, 2004, respectively, over the same periods last year.

•                  The number of shares outstanding as of June 30, 2004 increased 16% from December 31, 2003 to 3,647,556 due to the capital offering that was concluded in March 2004.  The average number of shares increased 17% for the quarter and 12% over the first half, compared with a year ago.  The increase in shares reduced second quarter earnings per share by 17% and diluted year-to-date earnings per share by 12%.

•                  The rapid loan portfolio growth experienced in the three and six months ended June 30, 2004, due to normal provisioning, necessitated increasing the allowance for loan losses by $340,000 and $579,000 in the three and six months ending June 30, 2004, compared to loss provisions of $163,000 and $402,000 in the same periods of 2003.

Partially offsetting these items which had a negative impact on earnings were increases in net interest income and noninterest income.  For the three and six months ended June 30, 2004 net interest income increased by $714,000 (26%) and $1,281,000 (24%), respectively, over the same period last year.  The increase in net interest income was primarily attributable to an increased earning asset base.  For the three and six months ended June 30, 2004 noninterest income increased by $50,000 (64%) and $64,000 (39%), respectively, over the same period last year.  The increase in noninterest income was primarily attributable to an increased fees associated with retail banking activities.

As of June 30, 2004, consolidated total assets were $407,419,000 as compared to $301,961,000 at December 31, 2003, which represents an increase of approximately 35%.  Net loans increased $52,489,000 (21%) from $246,418,000 at December 31, 2003 to $298,907,000 at June 30, 2004.  Total investment securities increased by $68,965,000 (345%) during the six months ending June 30, 2004. Total deposits increased $32,631,000 (15%) from $211,626,000 at December 31, 2003 to $244,257,000 at June 30, 2004.  Stockholders’ equity increased $7,171,000 (52%) from $13,874,000 as of December 31, 2003 to $21,045,000 as of June 30, 2004, while FHLB advances increased $64,157,000 from $65,101,000 to $129,258,000.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Three Months Ended
	6/30/04			6/30/03
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid
Assets
Investment securities - taxable (1)	$84,489	$627	2.98%	$61,399	$424	2.80%
Other investments	8,837	64	2.91%	3,673	59	6.51%
Interest bearing deposits in other financial institutions	1,536	13	3.40%	4,236	38	3.64%
Federal funds sold	5,167	13	1.01%	1,513	4	1.07%
Loans (2)	287,962	4,653	6.50%	206,425	3,832	7.53%
Total Interest Earning Assets	387,991	5,370	5.57%	277,246	4,357	6.37%
Allowance for loan losses	(3,095)			(2,237)
Cash and due from banks	4,573			2,689
Net premises, furniture and equipment	2,301			1,533
Other assets	3,977			6,023
Total Assets	$395,747			$285,254

Liabilities and Shareholders’ Equity
Interest bearing checking	$6,000	9	0.60%	$5,748	13	0.90%
Savings deposits (3)	86,686	309	1.43%	78,181	302	1.53%
Time deposits	124,895	729	2.35%	107,887	770	2.83%
Other borrowings	126,458	715	2.27%	62,427	375	2.38%
Junior subordinated debentures	10,310	128	4.99%	10,310	132	5.08%
Total Interest Bearing Liabilities	354,349	1,890	2.12%	264,553	1,592	2.39%
Noninterest deposits	9,780			6,363
Other liabilities	10,831			2,075
Total Liabilities	374,960			272,990
Shareholders’ Equity	20,787			12,264
Total Liabilities and Shareholders’ Equity	$395,747			$285,254

Net interest income		$3,480			$2,765
Net interest spread (4)			3.45%			3.99%
Net interest margin (5)			3.56%			3.96%

(1) The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2) Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3) Savings deposits include Money Market accounts.

(4) Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5) Net interest margin is the net yield on average interest earning assets.

	For the Six Months Ended
	6/30/04			6/30/03
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid
Assets
Investment securities - taxable (1)	$52,720	$792	3.02%	$65,579	$939	2.89%
Other investments	6,593	102	3.11%	3,916	108	5.56%
Interest bearing deposits in other financial institutions	5,964	56	1.89%	5,040	98	3.92%
Federal funds sold	8,409	40	0.96%	1,649	10	1.22%
Loans (2)	273,326	8,997	6.62%	196,659	7,402	7.59%
Total Interest Earning Assets	347,012	9,987	5.79%	272,843	8,557	6.32%
Allowance for loan losses	(2,949)			(2,130)
Cash and due from banks	4,586			2,493
Net premises, furniture and equipment	1,980			1,416
Other assets	5,604			5,570
Total Assets	$356,233			$280,192

Liabilities and Shareholders’ Equity
Interest bearing checking	$5,955	19	0.64%	$5,682	26	0.92%
Savings deposits (3)	88,932	629	1.42%	77,476	629	1.64%
Time deposits	114,556	1,341	2.35%	102,359	1,534	3.02%
Other borrowings	98,018	1,126	2.31%	64,505	770	2.41%
Junior subordinated debentures	10,310	257	5.01%	10,310	264	5.16%
Total Interest Bearing Liabilities	317,771	3,372	2.13%	260,332	3,223	2.50%
Noninterest deposits	11,233			5,865
Other liabilities	8,204			2,118
Total Liabilities	337,208			268,315
Shareholders’ Equity	19,025			11,877
Total Liabilities and Shareholders’ Equity	$356,233			$280,192

Net interest income		$6,615			$5,334
Net interest spread (4)			3.66%			3.82%
Net interest margin (5)			3.83%			3.94%

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

For the three months ended June 30, 2004, net interest income was $3,480,000 versus $2,765,000 for the three months ended June 30, 2003, a 26% increase.  Average interest-earning assets were $387,991,000 for the three months ending June 30, 2004 versus $354,349,000 in average interest-bearing liabilities.  Average loans of

$287,962,000 accounted for 74% of the average earning assets.  The yield on interest-earning assets was 5.57% and the average cost of interest-bearing liabilities was 2.12% for the three month period ended June 30, 2004.  This resulted in the net interest margin (net yield on average earning assets) of 3.56% on an annualized basis.

For the six months ended June 30, 2004, net interest income was $6,615,000 versus $5,334,000 for the six months ended June 30 2003.  Average interest-earning assets were $347,012,000 for the six months ended June 30 2004 versus $317,772,000 in average interest-bearing liabilities.  Average loans of $273,326,000 accounted for most of the increase in average earning assets.  The yield on interest-earning assets was 5.79% and the average cost of interest-bearing liabilities was 2.13% for the six month period ended June 30, 2004.  This resulted in the net interest margin (net yield on average earning assets) of 3.83% on an annualized basis.

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

	Six Months ended June 30, 2004 Compared to Six Months ended June 30, 2003
	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$(261)	$114	$(147)
Other investments	113	(119)	(6)
Interest-bearing deposits	43	(85)	(42)
Federal Funds Sold	37	(7)	30
Loans	4,076	(2,481)	1,595
	4,008	(2,578)	1,430

Increase/(decrease) in Interest Expense
Interest-bearing checking	$3	$(10)	(7)
Savings deposits	176	(176)	0
Time Deposits	411	(604)	(193)
FHLB and other borrowings	447	(91)	356
Junior Subordinated Debentures	0	(7)	(7)
	1,037	(888)	149
Increase/(decrease) in Net Interest Income			$1,281

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At June 30, 2004		At December 31, 2003
	AMOUNT	%	AMOUNT	%
	(Dollars in thousands)

One-to-four family residential	$11,765	3.9%	$11,403	4.6%
Multifamily residential	115,500	38.2	97,941	39.3
Commercial real estate	136,754	45.2	112,217	45.1
Land	10,409	3.4	8,039	3.2
Construction real estate	12,246	4.1	12,071	4.8
Consumer loans	2,713	0.9	2,318	0.9
Commercial, non real estate	11,055	3.7	3,780	1.5
Total gross loans	300,442	99.4	247,769	99.4
Net deferred loan costs	1,770	0.6	1,375	0.6
Total loans receivable, net of deferred loan costs	$302,212	100.0%	$249,144	100.0%

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

Outstanding loan commitments at June 30, 2004 and December 31, 2003 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of June 30, 2004 and December 31, 2003, approximately 95.4% and 97.5%, respectively, of our loans were secured by real estate.

The following table sets forth the maturity distribution of our loans outstanding net of deferred loan costs at June 30, 2004.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six- month constant maturity treasury index and the six month LIBOR.  As of June 30, 2004, approximately 99.1% of our loan portfolio was comprised of floating and adjustable interest rate loans.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollars in Thousands)

One-to-four family residential	$5,052	$1,128	$5,585	$11,765
Multifamily residential	29,977	33,049	52,474	115,500
Commercial real estate	25,808	46,640	64,306	136,754
Land	3,889	5,621	899	10,409
Construction real estate	12,246	—	—	12,246
Consumer loans	2,696	—	17	2,713
Commercial, non real estate	9,980	—	1,075	11,055
Total	$89,648	$86,438	$124,356	$300,442

Loans with predetermined interest rates	1,120	1,583	—	2,703
Loans with floating or adjustable interest rates	88,528	84,855	124,356	297,739
	$89,648	$86,438	$124,356	$300,442

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through June 30, 2004, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-accrual loans	$566	$—
Other real estate owned	—	—
Restructured Loans	—	—
Total nonperforming assets	$566	$—

Nonperforming assets as a percent of total loans	0.19%	—%
Nonperforming assets as a percent of total assets	0.15%	—%

We have identified four loans totaling $1,760,000 that have a higher than normal risk of loss and have been classified as substandard.  One of the loans is a $566,000 multifamily loan located in the Bank’s primary market area that is currently on non-accrual status.  Substandard loans that are still performing include a $541,000 land loan, a $394,000 multifamily loan, and a $260,000 commercial loan, all located in the Bank’s primary market areas.  In addition, approximately $1,845,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of June 30, 2004, approximately $516,000 were multifamily loans, approximately $182,000 were commercial real estate loans,

$515,000 were land loans, $250,000 were consumer loans, and $382,000 were non-real estate commercial loans.  These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

The following table provides information with regards to delinquent but still performing loans as of the dates indicated.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$—	$—
Loans delinquent 90 days of more and accruing	1,130	121
Total performing delinquent loans	$1,130	$121

The loans that are 90 days delinquent and still accruing include one $541,000 that was 90 days delinquent on June 30, 2004 and a payment was received on July 2, 2004.  The other $589,000 of loans that are 90 days delinquent and still accruing are loans that are past their maturity dates but are still making current interest payments.

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

Each month we also review the allowance and make additional transfers to the allowance as needed.  For the six month ended June 30, 2004, the provision for loan losses was $579,000 as compared to $402,000 for the same period in 2003.  This represents an increase of $177,000 or 44% from 2003 to 2004.  For the six months ended June 30, 2004 and 2003 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

For the three months ended June 30, 2004, the provision for loan losses was $340,000 as compared to $163,000 for the same period in 2003.  This represents an increase of $177,000 or 108% from 2003 to 2004.  For the three months ended June 30, 2004 and 2003, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At June 30, 2004 and December 31, 2003, the allowance for loan and lease losses was 1.09% of loans outstanding.  At those same dates, the ratio of the allowance for loan and lease losses to nonperforming loans was 584% and not applicable, respectively.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the six months ended June 30, 2004	For the twelve months ended December 31, 2003
	(Dollars In Thousands)
Loans Outstanding, Period End	$302,212	$249,144
Average Amount of Loans Outstanding	273,326	215,041
Period end nonperforming loans outstanding	566	—

Loans Loss Reserve Balance, Beginning of Period	$2,726	$1,942
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	579	784
Allowance for Loan and Lease Loss, End of Period	$3,305	$2,726
Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%
Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal funds,” short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of June 30, 2004 and December 31, 2003, the carrying values of securities pledged to the FHLB were $87,872,000 and $18,907,000, respectively, representing our entire investment securities portfolio.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of June 30, 2004 and December 31, 2003, our investment portfolio consisted of mortgage-backed securities.  We also owned $6,799,000 and $3,609,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of June 30, 2004 and December 31, 2003, respectively.  We also had interest-bearing time deposits in other financial institutions amounting to $1,376,000 and $12,844,000 as of June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004, $48,343,000 of our securities were classified as held to maturity and $39,530,000 of our securities were classified as available for sale.  At December 31, 2003, $18,907,000 of our securities were classified as held to maturity and we had no available for sale securities.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available for sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held to maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of June 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale Mortgage backed securities	$40,293	$—	$763	$39,530
Held to maturity Mortgage backed securities	$48,343	$145	$874	$47,614

	As of December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale Mortgage backed securities	$—	$—	$—	$—
Held to maturity Mortgage backed securities	$18,907	$152	$53	$19,006

	As of June 30, 2004		As of December 31, 2003
	Balance	Yield	Balance	Yield
	(Dollars in Thousands)		(Dollars in Thousands)
Available for sale Mortgage backed securities	$39,530	3.25%	$—	0.00%
Held to maturity Mortgage backed securities	$48,343	3.44%	$18,907	2.84%

Deposits

Deposits are our primary source of funding.  Our deposits are obtained from a cross-section of the communities we serve.  As of June 30, 2004, we had a deposit mix of 39% money market and savings deposits, 32% in time deposits less than $100,000, 23% in time deposits greater than $100,000, 4% in noninterest-bearing checking deposits, and 2% in interest-bearing deposits.  At December 31, 2003, we had a deposit mix of 41% money market and savings deposits, 36% in time deposits less than $100,000, 13% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 4% in noninterest-bearing deposits.  Included in our deposit totals were $42.2 million (17% of deposits) and $25.7 million (13% of deposits) of brokered deposits and $26.0 million (11% of deposits) and $25.8 million (11% of deposits) in non-brokered wholesale certificates of deposits as of June 30, 2004 and December 31, 2003, respectively.

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

In an effort to expand our market share, we are continuing a business plan to develop our retail presence in Marin County through an expanding network of full service branches.  We operated three branches during the first quarter of 2004, and we opened two new branches in the second quarter of 2004.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	June 30, 2004		December 31, 2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)

Noninterest-bearing deposits	$10,148	0.00%	$9,528	0.00%
Interest-bearing checking deposits	5,878	0.65%	9,589	0.86%
Money Market and savings deposits	95,420	1.48%	87,058	1.49%
Certificates of deposit $100,000 or more	55,233	2.09%	28,034	2.34%
Certificates of deposit < $100,000	77,578	2.27%	77,417	2.34%
Total deposits	$244,257	1.79%	$211,626	1.82%

Total deposits were affected by the Company’s common stock offering that closed in the first quarter of 2004.  As of December 31, 2003 the Bank had a deposit of $3,548,000 in the common stock escrow account that was used to accumulate funds raised in the offering until shares were issued.

The following schedule shows the maturity of our time deposits as of June 30, 2004:

	$ 100,000 or more		Less than $ 100,000
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$8,600	2.12%	$15,618	1.92%
Over 3 through 6 months	9,105	1.58%	13,147	2.04%
Over 6 through 12 months	20,192	2.05%	26,502	2.27%
Over 12 months through 2 years	11,423	2.26%	19,086	2.61%
Over 2 through 3 years	5,813	2.59%	2,818	2.97%
Over 3 through 4 years	—	0.00%	101	2.92%
Over 4 through 5 years	100	3.73%	306	3.12%
Total	$55,233	2.09%	$77,578	2.27%

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at June 30, 2004 and December 31, 2003 amounting to $129.3 million and $65.1 million, respectively.  As of June 30, 2004 unused borrowing capacity at the FHLB was $33.4.  Assets pledged as collateral to the FHLB consisted of $232.5 million of our loan portfolio and our entire investment securities portfolio of $87,872,000 million as of June 30, 2004.  Assets pledged as collateral to the FHLB consisted of  December 31, 2003 consisted of $118.7 million of our loan portfolio and our entire investment portfolio of $18.9 million.  The advances have been outstanding at varying levels during the three and six months ended June 30, 2004.  Total interest expense on FHLB borrowings for the three months ended June 30, 2004 and 2003 was $715,000 and $375,000, respectively.  Total interest expense on FHLB borrowings for the six months ended June 30, 2004 and 2003 was $1,126,000 and $770,000, respectively.

As of June 30, 2004, the maturities of the advances substantially occur in 2004, 2005, 2006, and 2007 with comparatively smaller amounts maturing in 2008.  In the six months of 2004 we have endeavored to lengthen the terms of our FHLB borrowings as a means of reducing interest rate risk.  In the first six months of 2004 borrowings due in over one year increased by $39.2 million while borrowings due within a year increased by $25.0 million.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At June 30, 2004		At December 31, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
One year or less	$37,975	1.84%	$13,000	2.51%
Over one year to two years	40,000	2.35%	31,001	2.41%
Over two years to three years	32,000	2.57%	15,624	2.16%
Over three years to four years	18,283	3.14%	5,476	2.67%
Over four years to five years	1,000	2.88%	—	0.00%
Total	$129,258	2.37%	$65,101	2.39%

	At or for the six months ended June 30, 2004	At or for the twelve months ended December 31, 2003

FHLB advances:
Average balance outstanding	$98,018	$65,403
Maximum amount outstanding at any month-end during the period	144,057	71,266
Balance outstanding at end of period	129,258	65,101
Average interest rate during the period	2.37%	2.37%
Average interest rate at end of period	2.37%	2.39%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the three and six months ended June 30, 2004 was $128,000 and $257,000 respectively.  Total interest expense during the three and six months ended June 30, 2003 was $132,000 and $264,000, respectively.

Noninterest Income and Noninterest Expense

For the three months ended June 30, 2004, non-interest income was $128,000, representing an increase of $50,000 or 64% from the 2003 amount of $164,000.  The increase was primarily attributed to a $52,000 increase in loan servicing fee income, partially offset by a $26,000 loss on sale of securities.  For the six months ended June 30, 2004, non-interest income was $228,000 as compared to $164,000 for the first six months of 2003.  The increase of $64,000 or 39% was primarily attributed to a $56,000 increase in fees primarily associated with retail banking activity, partially offset by a $26,000 loss on sale of securities.

Noninterest expense for the three-month period ended June 30, 2004 increased $636,000 or 42% to $2,144,000 from the 2003 amount of $1,508,000.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $294,000 or 34%, equipment and occupancy expenses increasing $89,000 or 60%, professional services increasing $118,000 or 182%, advertising increasing $29,000 or 59%, and other expense increasing $63,000 or 22%.  The increases were due to the opening of a two new full-service branches, increases in the number of staff and the level of salaries and benefits packages, as well as a general increase in the volume of business at each of the offices, expenses associated with the capital offering completed during the first quarter of 2004 and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.

Noninterest expense for the six month period ended June 30, 2004 increased $1,213,000 or 43% to $4,022,000 from $2,809,000 in 2003.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $645,000 or 40%, equipment and occupancy expenses increasing $166,000 or 63%, professional services increasing $181,000 or 152%, and other expense increasing $157,000 or 33%.  The increases were due to the opening of a two new full-service branches, increases in the number of staff and the level of salaries and benefits packages, a general increase in the volume of business at each of the offices, and expenses associated with the capital offering completed during the first quarter of 2004 and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.

In the first six months of 2004 we hired additional staff for our new Small Business Administration lending program and for two new retail branches.  In addition, we incurred additional occupancy and equipment expenses for our new branches and for additional back office space.  Although these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded and there is a risk that new operations will not produce the planned level of revenue.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Six Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Salaries and benefits	$2,269	$1,624	$645	39.7%
Occupancy	430	264	166	62.9%
Advertising	130	110	20	18.2%
Professional	300	119	181	152.1%
Data processing	103	87	16	18.4%
Equipment and depreciation	157	129	28	21.7%
Other administrative	633	476	157	33.0%
Total	$4,022	$2,809	$1,213	43.2%

Income Taxes

Income tax expense for the six-month period ended June 30, 2004 amounted to $806,000, which was a decrease of $98,000 or 11% over the $904,000 incurred for the same period in 2003.  Income tax expense incurred for the three months ended June 30, 2004 amounted to $445,000, which was a decrease of $32,000 or 7% over the $477,000 amount incurred for the three months ended June 30, 2003.  In the first six months of 2004 we recorded a recovery of $82,000 due to the collection of a $309,000 refund from the State of California for amended prior period tax returns to take advantage of the California Enterprise Zone net interest income deduction.  This recovery caused income tax expense to be lower in the three and six month periods ending June 30, 2004 than the same periods in 2003.

Capital Resources

Stockholders’ equity increased $7.2 million to $21.0 million during the six months ended June 30, 2004 as compared to $13.9 million as of December 31, 2003 due to net proceeds from the sale of common stock of $6.4 million and net income of $1,436,000, offset by $182,000 in dividends declared during the period and a $458,000 decrease in other comprehensive income.

In the first quarter of 2004, the Company completed the public offering of shares of its common stock.  Of the 2 million shares that were available in the offering, 510,599 were sold for the benefit of the Company, 1,444,290 were sold by Community Bankshares L.P., a limited partnership, of which the Chairman/CEO of the Company is the CEO of the general partner.  Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors.  The Company incurred stock offering costs of $262,000 which were deducted from the gross amount raised on behalf of the Company of $6.6 million to equal the net capital infusion of $6.4 million.  Community Bankshares incurred costs of $715,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million.  In the second quarter of 2004 the Company applied to list its common stock on the NASDAQ Small Cap Market under the symbol “EPIK.”  The stock began trading on the NASDAQ Small Cap Market on August 9, 2004.

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

For all reporting periods in the six months ended June 30, 2004 and 2003, Tamalpais Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of June 30, 2004 and December 31, 2003, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands )

As of June 30, 2004:

Total capital to risk-weighted assets	$34,387	11.0%	$24,986	8.0%	$31,233	10.0%
Tier 1 capital to risk-weighted assets	31,082	10.0%	12,495	4.0%	18,743	6.0%
Tier 1 capital to average assets	31,082	7.6%	16,273	4.0%	20,342	5.0%

As of December 31, 2003:

Total capital to risk-weighted assets	$25,442	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,716	9.1%	10,002	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,716	7.5%	12,109	4.0%	15,137	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $42,176,000 of “brokered deposits” as of June 30, 2004 and $25,729,000 of brokered deposits as of December 31, 2003.  In addition to brokered deposits, we had $26,035,000 in non-brokered wholesale deposits and $129,258,000 in FHLB borrowings as of June 30, 2004, as compared to $25,829,000 in non-brokered wholesale deposits and $65,101,000 in FHLB borrowings as of December 31, 2004.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities.  As of June 30, 2004, liquid assets were comprised of $1,000 in Federal Funds sold, $1,376,000 in interest-bearing deposits in other financial institutions, $5,424,000 in cash and due from banks, and $39,530,000 in available-for-sale securities. As of December 31, 2003, liquid assets were comprised of $7,681,000 in Federal Funds sold, $12,844,000 in interest-bearing deposits in other financial institutions, and $7,108,000 in cash and due from banks.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of June 30, 2004, we had lines of credit totaling $55.5 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $33.4 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At June 30, 2004 outstanding FHLB advances totaled $129,258,000.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $3.7 million for the first six months of 2004, compared to $1.7 million for the same period in 2003.  The increase was primarily the result of increased income, adjusted for the effect of the amortizations of premiums on investment securities, and increased accrued interest payable and other liabilities, partially offset by an increase in accrued interest receivable and other assets.

Net cash used in investing activities totaled $116.1 million for the first six months of 2004, compared to $18.2 million used by investing activities for the same period in 2003.  The increase was primarily the result of a $79.7 million increase in the investment portfolio and a $16.0 million increase in the amount of loans originated or purchased, net of repayments.

Funds provided by financing activities totaled $103.0 million for the first six months of 2004, compared to funds provided by financing activities of $16.7 million for the same period in 2003.  The increase in net cash provided by financing activities was primarily the result of a net $69.3 increase in the volume of FHLB borrowings, a $10.8 million increase in the growth of deposits, and a $6.4 million increase in capital from the recently completed capital offering.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been positively affected by the decreasing interest rate market.  Conversely, we would be negatively affected in an increasing rate environment.  We have generally been able to control our exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of our time certificates in relatively short maturities.  The majority of our loans have periodic and lifetime interest rate caps and floors.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.  The following table shows our cumulative gap analysis as of June 30, 2004:

	At June 30, 2004
	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Securities	$6,657	$17,499	$60,980	$2,736	$87,872
Federal Funds	1	—	—	—	1
Interest-bearing deposits in other financial
institutions	397	99	435	445	1,376
Loans	125,472	87,251	86,290	3,199	302,212
FHLB and PCBB Stock	—	—	—	6,849	6,849
Total	$132,528	$104,849	$147,704	$13,230	$398,309

Interest-Bearing Liabilities
Interest-bearing checking	$1,315	$3,944	$619	$—	$5,878
Money market and savings	12,462	37,385	44,055	1,518	95,420
Time deposits	24,219	68,945	39,140	507	132,811
FHLB advances	9,810	28,164	90,284	1,000	129,258
Junior Subordinated Debentures	10,310	—	—	—	10,310
Total	$58,117	$138,438	$174,098	$3,025	$373,677

Interest rate sensitivity gap	$74,411	$(33,589)	$(26,394)	$10,205	$24,632

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	18.7%	-8.4%	-6.6%	2.6%	6.2%

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is -6.6%.

We believe that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk.  Specifically, the cumulative gap analysis does not address loans at their floor rates that cannot reset as rates change.  We therefore rely more heavily on our dynamic simulation model to monitor and control interest rate risk.

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.  Our current net interest earnings at risk given a +/- 200 basis point rate shock is -3.53% and our current estimated change in the economic value of equity given a +/- 200 basis point rate shock is -12.20%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-3.53%	-12.20%
- 200 basis points	-2.26%	20.18%

In an increasing rate environment we expect our capital, as measured using Generally Accepted Accounting Principals, to decrease by an amount that may be greater than the amount stated above.  Our available for sale investment portfolio will incur a decrease in market value that will be recorded as a decrease in capital through a decrease in other comprehensive income.  Meanwhile the increase in value of our long term liabilities is not included in other comprehensive income.  Therefore, in an increasing rate environment the economic value of equity may change by an amount that differs from the change in capital as calculated under Generally Accepted Accounting Principals may decrease.

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending June 30, 2004, and December 31, 2003.

	For The Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003

Annualized net income as a percentage of average assets	0.95%	0.97%
Annualized net income as a percentage of average equity	15.10%	22.24%
Average equity as a percentage of average assets	5.34%	4.35%
Dividends declared per share as a percentage of diluted net income
per share	12.50%	0.00%

Due primarily to the $6.4 million capital infusion from the offering of common stock, our ratio of average equity as a percentage of average assets increased in the six months of 2004.  Consequently, net income as a percentage of average equity also decreased in the first six months of 2004 even though net income as a percentage of average assets for the six months of 2004 was flat from the amount experienced during the full year of 2003.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the six months ended June 30, 2004 and 2003 the problems of inflation remained relatively insignificant, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004, when the Federal Funds rate increased to 1.25%.

We believe that the Federal Reserve will continue to increase the Federal Funds rate for the remainder of 2004 and into 2005.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on our earnings.  The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At June 30, 2004 and December 31, 2003, the amounts of the Company’s undisbursed loan and line of credit funds were $45.9 million and $47.1 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to Note 2 of the Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

PART 2:

OTHER INFORMATION

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Epic Bancorp is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of Epic Bancorp or any associate of these persons is a party adverse to Epic Bancorp or has a material interest adverse to Epic Bancorp in any material legal proceeding.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a proposed public offering of the Company’s common stock for an aggregate consideration of between $9,681,113 and $26,000,000.  The registration statement was declared effective on October 20, 2003, and the Company commenced an offering of 744,701 to 2,000,000 shares of its common stock at a price of $13.00 per share.  This offering was completed in the first quarter of 2004.  Of the 2,000,000 shares being offered, 510,599 shares were sold by Epic Bancorp 1,444,290 shares were sold by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of Epic Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc.  Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors.  Priority was given to the 1,489,401 shares offered by the limited partnership.

Under the terms of the offering Epic Bancorp reserved the right, in its sole discretion, to engage the services of a broker or brokers in connection with the offering. Epic Bancorp subsequently engaged the services of Cohen Bros. & Company  to act as broker to assist it in selling shares in the offering on a non-exclusive best efforts basis. In a best efforts offering, the underwriters are not required to sell any specific number or dollar amount of securities but will use their best efforts to sell the securities offered. As provided in that prospectus,  Epic Bancorp has agreed to pay Cohen Bros. a commission equal to 2% of the gross offering proceeds derived from investors introduced to Epic Bancorp by Cohen Bros. The maximum commission that could be paid is $520,000.

Net proceeds of the offering to Epic Bancorp totaled $6,369,000.  The proceeds from the sale of new shares sold in the offering will be utilized by Epic Bancorp and Tamalpais Bank to support their growth and for working capital.  Epic Bancorp will not receive any of the net proceeds from the shares sold by Community Bankshares L.P.

Through June 30, 2004, the following expenses have been incurred by the Company in connection with the issuance and distribution of securities registered:  All costs associated with the offering were shared by Community Bankshares L.P on a pro rate basis based on the number of shares sold by each entity, except for the SEC registration fee and the Nasdaq listing fee, which was borne by Epic Bancorp.

Underwriting Discounts and Commissions	$0
2% Placement Fee	393,782
Legal Fees	246,513
Accounting Fees	54,080
Printing and Edgarizing	60,448
Marketing	152,640
Other Expenses	69,857
Total Expenses	$977,320

All expenses were paid to persons other than directors, officers, or 10% shareholders of the Company. However, Community Bankshares was liquidated in whole or in part from the proceeds of this offering.  The Company incurred stock offering costs of $262,000 which were deducted from the gross amount raised on behalf of the Company $6.6 million to equal the net capital infusion of $6.4 million.  Community Bankshares incurred costs of

$715,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million.  In the second quarter of 2004 the Company has applied to list its common stock on the NASDAQ Small Cap Market.  The common stock begun trading on the NASDAQ Small Cap Market  under the symbol “EPIK” on August 9, 2004.

As of June 30, 2004, Epic Bancorp had approximately 567 shareholders of record.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           San Rafael Bancorp’s  2004 Annual Meeting of Shareholders was held on June 21, 2004 (the “Meeting”).  The  Meeting involved the following proposals:

1.     To elect five (5) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.     To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2004 fiscal year

3.     To approve an amendment to the San Rafael Bancorp’s Articles of Incorporation changing the Company’s name to Epic Bancorp.

(b)           The nominees for election as director were : Allan Bortel, Kit M. Cole; Carolyn Horan, Ed.D.; Richard E. Smith, CPA; and W. Jeffrey Tappan. All nominees for the Board of Directors were elected. There are no other directors whose term continued after the meeting.

(c)           On Proposal No. 2 to ratify and approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2004 fiscal year, 3,057,782 shares voted in favor of approval, 500 shares voted against approval, 3,250 shares abstain.  Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to approve an amendment to approve an amendment to the San Rafael Bancorp’s Articles of Incorporation changing the Company’s name to Epic Bancorp, 3,019,256 shares voted in favor of approval, 39,986 shares voted against approval, 2,290 shares abstain.  Accordingly, Proposal No. 3 was passed by the shareholders.

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

31.1 Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2 Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1 Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

b)             Reports on Form 8-K

During the quarter ended June 30, 2004, the Company submitted the following Current Reports on Form 8-K to the SEC:

•                  On April 8, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 5, publication of a press release announcing the declaration of a 2.5-cent per share cash dividend at its March board meeting. The record date for shareholders is April 30, 2004 and the dividend is payable May 14, 2004.   The press release also announced the opening of Tamalpais Bank’s branch located in San Anselmo, California.

•                  On April 23, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 12, publication of a press release announcing earnings for the quarter ended March 31, 2004.

•                  On May 18, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 5, publication of a press release announcing the appointment of Tamalpais Bank President Mark Garwood as Co-CEO and a Director of the Bank as of April 28, 2004.

•                  On June 8, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 5, publication of a press release announcing the declaration of a 2.5-cent per share cash dividend at its June 1, 2004  board meeting. The record date for shareholders is June 30, 2004 and the dividend is payable July 15, 2004.  The press release also announced the opening of Tamalpais Bank’s Northgate Shopping Center Branch located in North San Rafael, California.

•                  On June 29, 2004 a Current Report on Form 8-K was submitted to the SEC reporting under Item 5, publication of a press release announcing the that the company’s shareholder’s had approved an amendment to the company’s articles of incorporation changing the company’s name to EPIC BANCORP.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC BANCORP, INC.
A California Corporation

Date: August 13, 2004	BY:	/s/ Kit M. Cole
Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: August 13, 2004	BY:	/s/ Michael E. Moulton
Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Earnings per share (See Note 3 to Consolidated Financial Statements on page 9 of this report).

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350