Form 10QSB
period 2004-09-30
Epic Bancorp
filed 2004-11-12
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒:	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock outstanding as of October 31, 2004:  3,658,022 shares

Transitional small business disclosure format

(Check one):

Yes ☐	No ☒

TABLE OF CONTENTS

PART 1
Item 1.	FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income (Unaudited)
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
Consolidated Statements of Cash Flows (unaudited)
Consolidated Statements of Cash Flows (unaudited)
Notes to Consolidated Financial Statements
Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3:	CONTROLS AND PROCEDURES

PART 2
Item 1.	LEGAL PROCEEDINGS
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.	OTHER INFORMATION
Item 6.	EXHIBITS

SIGNATURES

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

Moreover, wherever phrases such as or similar to “In Management’s opinion”, or “Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events and, accordingly, such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

PART 1

FINANCIAL INFORMATION

FINANCIAL INFORMATION

The information for the three and nine months ended September 30, 2004 and September 30, 2003 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp, formerly San Rafael Bancorp, (the “Company”) at September 30, 2004 and the results of operations and cash flows for the nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1.    FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

Assets
	September 30,	December 31,
	2004	2003
	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$4,393,837	$7,108,858
Federal funds sold	1,046,085	7,681,259
Total Cash and Cash Equivalents	5,439,922	14,790,117
Interest-bearing time deposits in other financial institutions	989,308	12,844,233
Investment securities
Available-for-sale	33,620,274	—
Held-to-maturity, at cost	44,731,229	18,907,115
Federal Home Loan Bank restricted stock, at cost	6,870,000	3,609,300
Pacific Coast Banker's Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	307,111,418	249,144,433
Less: Allowance for loan losses	(3,358,195)	(2,726,078)
	303,753,223	246,418,355
Bank premises and equipment, net	2,638,601	1,518,231
Accrued interest receivable	1,923,184	1,303,658
Other assets	2,172,934	2,519,554
Total Assets	$402,188,675	$301,960,563

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing deposits	$12,048,399	$9,528,413
Interest-bearing checking deposits	6,809,330	9,588,911
Money market and saving deposits	90,552,746	87,057,662
Certificates of deposit greater than or equal to $100,000	71,556,039	28,033,838
Certificates of deposit less than $100,000	61,769,624	77,417,310
Total Deposits	242,736,138	211,626,134
Federal Home Loan Bank Advances	124,115,819	65,101,242
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	2,801,117	1,049,088
Total Liabilities	379,963,074	288,086,464

Commitment and Contingencies

Stockholders' Equity
Common stock, no par value; 10,000,000 shares authorized; 3,658,022, and 3,136,957 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	10,146,138	3,712,516
Retained earnings	12,290,546	10,161,583
Accumulated other comprehensive loss	(211,083)	—
Total Stockholders' Equity	22,225,601	13,874,099
Total Liabilities and Stockholders' Equity	$402,188,675	$301,960,563

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$4,908,830	$3,891,353	$13,906,039	$11,196,555
Interest on investment securities	697,653	328,433	1,489,550	1,266,935
Interest on Federal funds sold	8,735	3,005	49,004	12,811
Interest on other investments	97,533	34,109	197,203	142,521
Interest on deposits in other financial institutions	8,257	34,739	66,765	132,292
Total Interest Income	5,721,008	4,291,639	15,708,561	12,751,114
Interest Expense
Interest expense on deposits	1,157,580	1,034,436	3,147,386	3,223,899
Interest expense on borrowed funds	765,578	380,738	1,891,421	1,150,735
Interest expense on Junior Subordinated Debentures	140,341	123,547	396,879	391,006
Total Interest Expense	2,063,499	1,538,721	5,435,686	4,765,640
Net Interest Income Before Provision for Loan Losses	3,657,509	2,752,918	10,272,875	7,985,474
Provision for Loan Losses	53,417	167,000	632,117	568,956
Net Interest Income After Provision for Loan Losses	3,604,092	2,585,918	9,640,758	7,416,518
Noninterest Income
Gain on sale of loans, net	156,207	7,177	156,207	7,177
Loss on sale of securities, net	(10,630)	(1,175)	(36,972)	(1,175)
Loan servicing	29,176	20,347	125,941	93,033
Other income	86,637	119,270	244,161	312,027
Total Noninterest Income	261,390	145,619	489,337	411,062
Noninterest Expenses
Salaries and benefits	1,239,633	875,352	3,509,010	2,499,586
Occupancy	278,209	155,489	708,122	419,793
Advertising	113,218	97,228	243,278	206,850
Professional	57,063	60,236	357,253	179,658
Data processing	77,428	49,482	180,386	136,122
Equipment and depreciation	52,639	52,140	209,179	180,958
Other administrative	398,112	302,145	1,030,929	777,981
Total Noninterest Expense	2,216,302	1,592,072	6,238,157	4,400,948
Income Before Income Taxes	1,649,180	1,139,465	3,891,938	3,426,632
Provision for Income Taxes	683,000	453,000	1,489,408	1,357,072
Net Income	$966,180	$686,465	$2,402,530	$2,069,560
Earnings Per Share
Basic	$0.26	$0.22	$0.68	$0.66
Diluted	$0.26	$0.22	$0.66	$0.65

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30 2004 and 2003

					Accumulated
					Other	Total
	Common Stock		Comprehensive	Retained	Comprehensive	Stockholders'
	Shares	Amount	Income	Earnings	Income/(Loss)	Equity
Balance, January 1, 2003	3,128,739	$3,693,716		$7,364,043	$(44,206)	$11,013,553

Stock options exercised	390	1,690				1,690
Comprehensive income
Net Income for the period			$2,069,560	2,069,560		2,069,560
Unrealized security holding gains (net of $189,533 tax)			284,299		284,299	284,299
Less: reclassification adjustment for realized losses (net of $470 tax)			705		705	705
Total Comprehensive Income			$2,354,564
Balance, September 30, 2003	3,129,129	$3,695,406		$9,433,603	$240,798	$13,369,807

Balance, January 1, 2004	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099

Stock options exercised	10,466	58,404				58,404
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218				6,375,218
Comprehensive income
Net Income for the period			$2,402,530	2,402,530		2,402,530
Cash Dividends declared				(273,567)		(273,567)
Unrealized security holding losses (net of $155,511 tax benefit)			(233,266)		(233,266)	(233,266)
Less: reclassification adjustment for realized losses (net of $14,789 tax benefit)			22,183		22,183	22,183
Total Comprehensive Income			$2,191,447
Balance, September 30, 2004	3,658,022	$10,146,138		$12,290,546	$(211,083)	$22,225,601

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,402,530	$2,069,560
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	259,688	206,436
Provision for loan losses	632,117	568,956
Change in unearned income, net of amortization	219,760	83,679
Change in loan servicing asset, net of amortization	21,053	92,977
Net amortization of premiums on investment securities	527,165	1,180,885
FHLB stock dividends	(142,000)	(146,800)
(Gain) / Loss on sale of investment securities	36,972	(1,175)
(Gain) / Loss on sale of loans	(156,207)	7,177
Net change in accrued interest receivable and other assets	(153,237)	(1,886,942)
Net change in accrued interest payable and other liabilities	1,752,029	256,842
Net Cash Provided By Operating Activities	5,399,870	2,431,595
Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(58,030,538)	(52,739,657)
Principal reduction in securities availabe-for-sale	13,968,492	28,190,767
Principal reduction in securities held-to-maturity	7,551,191
Purchase of investment securities available-for-sale	(56,043,416)	(9,963,438)
Purchase of investment securities held-to-maturity	(33,734,646)	(1,412,705)
Proceeds from sales of securities available-for-sale	7,898,049	3,055,644
Net change in interest earning deposits	11,854,925	4,084,593
Purchase of Federal Home Loan Bank stock	(3,118,700)	—
Redemption of Federal Home Loan Bank stock	—	1,101,000
Purchase of property and equipment	(1,380,058)	(579,632)
Net Cash Used By Investing Activities	(111,034,701)	(28,263,428)

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$31,110,004	$29,009,146
Net change in FHLB advances	59,014,577	(2,300,214)
Stock options excercised	58,404	1,690
Dividends declared	(273,567)	—
Proceeds from sale of stock	6,375,218	—
Net Cash Provided By Financing Activities	96,284,636	26,710,622

Net (Decrease)/ Increase in Cash and Cash Equivalents	(9,350,195)	878,789
Cash and Cash Equivalents, Beginning of Period	14,790,117	3,298,654
Cash and Cash Equivalents, End of Period	$5,439,922	$4,177,443
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$5,225,562	$4,668,496
Income taxes paid	$800,203	$1,455,000
Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$(211,083)	$285,004

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, formerly San Rafael Bancorp, and its subsidiary (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiary consists of Tamalpais Bank, established in 1991. San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary, was established in June 2002. All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2004 and 2003, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $20,737,000 in commitments to fund commercial real estate, construction, and land development loans, $3,762,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $17,524,000 in other unused commitments as of September 30, 2004.  The Company had no outstanding standby Letter of Credit, approximately $28,513,000 in commitments to fund commercial real estate, construction, and land development loans, $3,329,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $15,242,000 in other unused commitments as of December 31, 2003.

NOTE 3 - Earnings Per Common Share

The Company declared a 3 for 2 stock split on January 28, 2003. As a result of the stock split the number of common shares outstanding and earnings per share data has been adjusted retroactively for all periods presented.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income	$966,180	$686,465	$2,402,530	$2,069,560
Weighted average shares:
Basic weighted average number of common shares outstanding	3,648,682	3,129,129	3,540,531	3,128,993
Dilutive effect of stock options	84,687	72,072	82,737	70,484
Diluted weighted average number of common shares outstanding	3,733,369	3,201,201	3,623,268	3,199,477

Net income per common share:
Basic	$0.26	$0.22	$0.68	$0.66
Diluted	0.26	0.22	0.66	0.65

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003, respectively: dividend yields of 0.74% and 0% for 2004 and 2003, respectively, risk free rate of 3.79% and 3.70%, expected life of seven years and seven years, and stock price volatility of 41.2% and 40.4%.  Using the fair value method the Company’s net income and earnings per share amounts would have been reduced to the pro forma amounts as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$966,180	$686,465	$2,402,530	$2,069,560
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123		(3,844)	(16,744)	(3,844)
Pro forma net income	$966,180	$682,621	$2,385,786	$2,065,716

Weighted Average Shares Outstanding - Basic	3,648,682	3,129,129	3,540,531	3,128,993
Weighted Average Shares Outstanding - Diluted	3,733,369	3,201,201	3,623,268	3,199,477

Basic Earnings per share
As reported	$0.26	$0.22	$0.68	$0.66
Pro forma	$0.26	$0.22	$0.67	$0.65

Earnings per share - assuming dilution
As reported	$0.26	$0.21	$0.66	$0.65
Pro forma	$0.26	$0.21	$0.66	$0.65

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

No assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur, which would be reflected in increased losses in our loan portfolio and  which losses could possibly exceed the amount then reserved for loan losses.

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

At the 2004 Annual Meeting of Shareholders of San Rafael Bancorp, held on June 21, 2004, the shareholders of San Rafael Bancorp voted to approve an amendment to San Rafael Bancorp’s Articles of Incorporation changing San Rafael Bancorp’s name to Epic Bancorp.  The Board of Directors of the Company recommended the name change to reflect a broader reach than is associated with a single geographic area.

For the three months ended September 30, 2004, the Company reported, on a consolidated basis, net income of $966,000 as compared to $686,000 for the three months ended September 30, 2003.  Basic earnings per share were $0.26 for the three months ended September 30, 2004 as compared to $0.22 for the three months ended September 30, 2003.  Diluted earnings per share were $0.26 for the three months ended September 30, 2004 as compared to $0.22 for the three months ended September 30, 2003.

For the nine months ended September 30, 2004, the Company reported, on a consolidated basis, net income of $2,403,000 as compared to $2,070,000 for the nine months ended September 30, 2003.  Basic earnings per share were $0.68 for the nine months ended September 30, 2004 as compared to $0.66 for the nine months ended September 30, 2003.  Diluted earnings per share were $0.66 for the nine months ended September 30, 2004 as compared to $0.65 for the nine months ended September 30, 2003.

The increase in net income and basic and fully diluted earnings per share for the three months ended September 30, 3004 over the prior year period was primarily the result of several factors:

•                    For the three months ended September 30, 2004 net interest income increased by $905,000 (33%) over the same period last year.  The increase in income  was largely due to the increased earning asset base.

•                    For the three months ended September 30, 2004 the provision for loan losses decreased by $114,000 (68%) compared to the same period last year.  The loan portfolio increased by $4.9 million in the three months ended September 30, 2004 compared to an increase of $15.4 million in the three months ended September 30, 2003.  The decrease in the rate of growth of the loan portfolio in the three months ended September 30, 2004 compared to the year earlier period necessitated a smaller loan loss provision in the three months ended September 30, 2004 compared to the year earlier period.

•                    For the three months ended September 30, 2004 the gain on sale of loans increased $149,000 (2076%) over the same period last year due to the sale of the government guaranteed portion of Small Business Administration (SBA) loans during  the three months ended September 30, 2004.  SBA operations commenced in January 2004.

Partially offsetting these items which had a positive impact on net income were increases in noninterest expense.  Noninterest expense for the three months ended September 30, 2004 increased $624,000 (39%) over the same period last year primarily due to increased staff and facilities, and costs associated with listing the Company’s stock on the NASDAQ Small Cap Market.

The increase in net income and basic and fully diluted earnings per share for the nine months ended September 30, 2004 over the prior year period was primarily the result of several factors:

•                    For the nine months ended September 30, 2004 net interest income increased by $2.3 million (29%) over the same period last year.  The increase in income  was largely due to the increased earning asset base.

•                    For the nine months ended September 30, 2004 the gain on sale of loans increased $149,000 (2076%) over the same period last year due to the sale of the government guaranteed portion of Small Business Administration loans during  the nine months ended September 30, 2004.

Partially offsetting these items which had a positive impact on net income was an  increase in noninterest expense.  Noninterest expense for the nine months ended September 30, 2004 increased $1.8 million (42%) over the same period last year primarily to due to increased staff and facilities, and costs associated with the capital offering completed in the first quarter of 2004 and listing the Company’s stock on the NASDAQ Small Cap Market.

As of September 30, 2004, consolidated total assets were $402,189,000 as compared to $301,961,000 at December 31, 2003, which represents an increase of approximately 33%.  Net loans increased $57,335,000 (23%) from $246,418,000 at December 31, 2003 to $303,753,000 at September 30, 2004.  Total investment securities increased by $59,444,000 (314%) during the nine months ending September 30, 2004. Total deposits increased $31,110,000 (15%) from $211,626,000 at December 31, 2003 to $242,736,000 at September 30, 2004.  Stockholders’ equity increased $8,351,000 (60%) from $13,874,000 as of December 31, 2003 to $22,226,000 as of September 30, 2004, while FHLB advances increased $59,015,000 (90%) from $65,101,000 to $124,116,000.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Three Months Ended
	9/30/04			9/30/03
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid
Assets
Investment securities - taxable (1)	$81,654	$698	3.40%	$52,166	$328	2.55%
Other investments	6,833	98	5.71%	3,970	34	3.47%
Interest bearing deposits in other financial institutions	1,080	8	2.95%	3,315	35	4.28%
Federal funds sold	2,548	9	1.41%	1,250	4	1.30%
Loans (2)	305,525	4,908	6.39%	221,718	3,891	7.12%
Total Interest Earning Assets	397,640	5,721	5.79%	282,419	4,292	6.16%
Allowance for loan losses	(3,333)			(2,415)
Cash and due from banks	4,681			3,027
Net premises, furniture and equipment	2,583			1,581
Other assets	4,201			5,834
Total Assets	$405,772			$290,446
Liabilities and Shareholders’ Equity
Interest bearing checking	$6,478	11	0.68%	$6,138	12	0.78%
Savings deposits (3)	92,544	361	1.57%	78,412	286	1.45%
Time deposits	134,677	785	2.34%	109,196	737	2.68%
Other borrowings	126,084	766	2.44%	65,039	381	2.32%
Junior Subordinated Debentures	10,310	140	5.46%	10,310	127	4.89%
Total Interest Bearing Liabilities	370,093	2,063	2.21%	269,095	1,543	2.27%
Noninterest deposits	11,385			7,611
Other liabilities	2,559			1,671
Total Liabilities	384,037			278,377
Shareholders’ Equity	21,735			12,069
Total Liabilities and Shareholders’ Equity	$405,772			$290,446
Net interest income		$3,658			$2,749
Net interest spread (4)			3.58%			3.89%
Net interest margin (5)		3.65%			3.86%

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

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Nine Months Ended
	9/30/04			9/30/03
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid	Balance	Expense	Paid
Assets
Investment securities - taxable (1)	$62,596	$1,490	3.18%	$61,108	$1,267	2.77%
Other investments	6,674	197	3.94%	3,934	143	4.86%
Interest bearing deposits in other
financial institutions	4,324	67	2.07%	4,465	132	3.95%
Federal funds sold	6,441	49	1.02%	1,516	13	1.15%
Loans (2)	284,137	13,905	6.54%	205,012	11,196	7.30%
Total Interest Earning Assets	364,172	15,708	5.76%	276,035	12,751	6.18%
Allowance for loan losses	(3,078)			(2,225)
Cash and due from banks	4,618			2,671
Net premises, furniture and equipment	2,183			1,471
Other assets	5,055			5,658
Total Assets	$372,950			$283,610
Liabilities and Shareholders' Equity
Interest bearing checking	$6,130	30	0.65%	$5,834	38	0.87%
Savings deposits (3)	90,145	990	1.47%	77,788	915	1.57%
Time deposits	121,312	2,127	2.34%	104,638	2,271	2.90%
Other borrowings	107,442	1,891	2.35%	64,683	1,151	2.38%
Junior Subordinated Debentures	10,310	397	5.14%	10,310	391	5.07%
Total Interest Bearing Liabilities	335,339	5,435	2.16%	263,253	4,766	2.42%
Noninterest deposits	11,284			6,447
Other liabilities	6,301			1,969
Total Liabilities	352,924			271,669
Shareholders' Equity	20,026			11,941
Total Liabilities and Shareholders' Equity	$372,950			$283,610
Net interest income		$10,273			$7,985
Net interest spread (4)			3.60%			3.76%
Net interest margin (5)			3.77%			3.87%

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

For the three months ended September 30, 2004, net interest income was $3,658,000 versus $2,753,000 for the three months ended September 30, 2003, a 33% increase.  Average interest-earning assets were $397,641,000 for the three months ending September 30, 2004 versus $370,093,000 in average interest-bearing liabilities.  Average loans of $305,525,000 accounted for 76% of the average earning assets.  The yield on interest-earning assets was 5.79% and the average cost of interest-bearing liabilities was 2.21% for the three month period ended September 30, 2004.  This resulted in the net interest margin (net yield on average earning assets) of 3.65% on an annualized basis.

For the nine months ended September 30, 2004, net interest income was $10,273,000 versus $7,985,000 for the nine months ended September 30 2003, a 29% increase.  Average interest-earning assets were $364,172,000 for the nine months ended September 30, 2004 versus $335,339,000 in average interest-bearing liabilities.  Average loans of $284,137,000 accounted for 78% of the average earning assets.  The yield on interest-earning assets was 5.76% and the average cost of interest-bearing liabilities was 2.16% for the nine month period ended September 30, 2004.  This resulted in the net interest margin (net yield on average earning assets) of 3.77% on an annualized basis.

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

	Nine Months ended September 30, 2004 Compared to Nine Months ended September 30, 2003
	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in
Interest Income:
Investment securities	$32	$191	$223
Other investments	99	(45)	54
Interest-bearing deposit	(4)	(61)	(65)
Federal Funds Sold	39	(3)	36
Loans	4,597	(1,887)	2,710
	4,763	(1,805)	2,958

Increase/(decrease) in
Interest Expense
Interest-bearing checking	$3	$(11)	(8)
Savings deposits	168	(93)	75
Time Deposits	465	(608)	(143)
FHLB and other borrowings	763	(22)	741
Junior Subordinated Debentures	0	6	6
	1,399	(728)	671

Increase/(decrease) in
Net Interest Income	$3,364	$(1,077)	$2,287

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At September 30, 2004		At December 31, 2003
	AMOUNT	%	AMOUNT	%
	(Dollars in thousands)
One-to-four family residential	$12,780	4.2%	$11,403	4.6%
Multifamily residential	119,048	38.8	97,941	39.3
Commercial real estate	138,010	44.9	112,217	45.1
Land	9,340	3.0	8,039	3.2
Construction real estate	9,996	3.3	12,071	4.8
Consumer loans	2,522	0.8	2,318	0.9
Commercial, non real estate	13,594	4.4	3,780	1.5
Total gross loans	305,290	99.4	247,769	99.4
Net deferred loan costs	1,821	0.6	1,375	0.6
Total loans receivable, net of deferred loan costs	$307,111	100.0%	$249,144	100.0%

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

Outstanding loan commitments at September 30, 2004 and December 31, 2003 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of September 30, 2004 and December 31, 2003, approximately 94.7% and 97.5%, respectively, of our loans were secured by real estate.

The following table sets forth the maturity distribution of our loans outstanding net of deferred loan costs at September 30, 2004.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six- month constant maturity treasury index, the six month LIBOR, and the Prime Rate.  As of September 30, 2004, approximately 99.5% of our loan portfolio was comprised of floating and adjustable interest rate loans.  Of the 99.5% of adjustable rate loans, 72.1% reprice within one year, 11.0% reprice within one to two years, 6.5% reprice within two to three years, 5.3% reprice within three to five years, 4.7% reprice within four to five years, and 0.4% reprice within five to seven years.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollar in Thousands)

One-to-four family residential	$4,325	$2,887	5,568	$12,780
Multifamily residential	47,438	30,529	41,081	119,048
Commercial real estate	36,906	45,689	55,415	138,010
Land	3,605	4,839	896	9,340
Construction real estate	9,996	—	—	9,996
Consumer loans	2,522	—	—	2,522
Commercial, non real estate	13,349	—	—	13,594
Total	$118,141	$83,944	$102,960	$305,290
Loans with predetermined interest rates	—	1,579	—	1,579
Loans with floating or adjustable interest rates	118,141	82,365	102,960	303,711
	$118,141	$83,944	$102,960	$305,290

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through September 30, 2004, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets, consisting of one loan, at the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-accrual loans	$566	$—
Other real estate owned	—	—
Restructured Loans	—	—
Total nonperforming assets	$566	$—
Nonperforming assets as a percent of total loans	0.19%	0.00%
Nonperforming assets as a percent of total assets	0.14%	0.00%

We have identified four loans totaling $1,757,000 that have a higher than normal risk of loss and have been classified as substandard.  One of the loans is a $566,000 single room occupancy loan located in the Bank’s primary market area that is currently on non-accrual status.  Substandard loans that are still performing include a $539,000 land loan, a $258,000 land loan, and a $393,000 multifamily loan, all located in the Bank’s primary market areas.  In addition, approximately $1,664,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of September 30, 2004, approximately $514,000 were multifamily loans, approximately $447,000 were commercial real estate loans, and $702,000 were non-real estate commercial loans.  These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

The following table provides information with regards to delinquent but still performing loans as of the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$2,016	$—
Loans delinquent 90 days of more and accruing	—	121
Total performing delinquent loans	$2,016	$121

These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

Allowance and Provisions for Loan Losses

We maintain an allowance for loan and lease losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expenses in the form of a provision for loan and lease losses.  All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance.  We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance.  We conduct a critical evaluation of the loan portfolio quarterly.  This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions.

Each month we review the allowance and make additional transfers to the allowance as needed.  For the nine month ended September 30, 2004, the provision for loan losses was $632,000 as compared to $569,000 for the same period in 2003.  This represents an increase of $63,000 or 11% from 2003 to 2004.  For the nine months ended September 30, 2004 and 2003 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.  The increase in the allowance was related to an increase in outstanding loans.

For the three months ended September 30, 2004, the provision for loan losses was $53,000 as compared to $167,000 for the same period in 2003.  This represents a decrease of $114,000 or 68% from 2003 to 2004.  For the three months ended September 30, 2004 and 2003, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At September 30, 2004 and December 31, 2003, the allowance for loan and lease losses was 1.09% of loans outstanding.  At September 23, 2004 the ratio of the allowance for loan and lease losses to nonperforming loans was 604%.  There were no non performing loans at December 31, 2003.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur, which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2004	For the twelve months ended December 31, 2003
	(Dollars in Thousands)
Loans Outstanding, Period End	$307,111	$249,144
Average Amount of Loans Outstanding	284,137	215,041
Period end nonperforming loans outstanding	566	—
Loans Loss Reserve Balance, Beginning of Period	$2,726	$1,942
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	632	784
Allowance for Loan and Lease Loss, End of Period	$3,358	$2,726
Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%
Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal funds,” short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of September 30, 2004 and December 31, 2003, the carrying values of securities pledged to the FHLB were $78,352,000 and $18,907,000, respectively, representing our entire investment securities portfolio.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of September 30, 2004 and December 31, 2003, our investment portfolio consisted of mortgage-backed securities.  We also owned $6,870,000 and $3,609,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of September 30, 2004 and December 31, 2003, respectively.  We also had interest-bearing time deposits in other financial institutions amounting to $989,000 and $12,844,000 as of September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, $44,731,000 of our securities were classified as held to maturity and $33,620,000 of our securities were classified as available for sale.  At December 31, 2003, $18,907,000 of our securities were classified as held to maturity and we had no available for sale securities.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available for sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held to maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$33,972	$—	$352	$33,620
Held to maturity
Mortgage backed securities	$44,731	$186	$318	$44,599

	As of December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$—	$—	$—	$—
Held to maturity
Mortgage backed securities	$18,907	$152	$53	$19,006

	As of September 30, 2004		As of December 31, 2003
	Balance	Yield	Balance	Yield
	(Dollars in Thousands)		(Dollars in Thousands)
Available for sale
Mortgage backed securities	$33,620	3.45%	$—	0.00%
Held to maturity
Mortgage backed securities	$44,731	3.45%	$18,907	2.84%

Deposits

Deposits are our primary source of funding.  Our deposits are obtained from a cross-section of the communities we serve.  As of September 30, 2004, we had a deposit mix of 38% money market and savings deposits, 25% in time deposits less than $100,000, 29% in time deposits greater than $100,000, 5% in noninterest-bearing checking deposits, and 3% in interest-bearing deposits.  At December 31, 2003, we had a deposit mix of 42% money market and savings deposits, 36% in time deposits less than $100,000, 13% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 4% in noninterest-bearing deposits.  Included in our deposit totals were $39.1 million (16% of deposits) and $25.7 million (13% of deposits) of brokered deposits and $20.7 million (9% of deposits) and $25.8 million (11% of deposits) in non-brokered wholesale certificates of deposits as of September 30, 2004 and December 31, 2003, respectively.

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

Total deposits outstanding were affected by the Company’s common stock offering that closed in the first quarter of 2004.  As of December 31, 2003 the Bank had a deposit of $3,548,000 in the common stock escrow account that was used to accumulate funds raised in the offering until shares were issued.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2004		December 31, 2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Noninterest-bearing deposits	$12,048	0.00%	$9,528	0.00%
Interest-bearing checking deposits	6,809	0.65%	9,589	0.86%
Money Market and savings deposits	90,553	1.56%	87,058	1.49%
Certificates of deposit $100,000 or more	61,770	2.25%	28,034	2.34%
Certificates of deposit < $100,000	71,556	2.41%	77,417	2.34%
Total deposits	$242,736	1.88%	$211,626	1.82%

The following table summarizes the distribution and origination source of certificates of deposit for the periods indicated:

	September 30, 2004		December 31, 2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Retail certificates of deposit	$73,538	2.30%	$58,153	2.32%
Brokered certificates of deposit	39,099	2.33%	21,568	2.36%
Non-brokered wholesale certificates of deposit	20,689	2.48%	25,730	2.36%
Total deposits	$133,326	2.34%	$105,451	2.34%

The following schedule shows the maturity of our time deposits as of September 30, 2004:

	$100,000 or more		Less than $100,000
	Amount	Weighted Average Rate	Amount	Weighted Average Rated
	(Dollars in thousands)
Three months or less	$9,570	1.73%	$13,458	2.09%
Over 3 through 6 months	9,755	1.99%	18,085	2.34%
Over 6 through 12 months	25,149	2.22%	22,456	2.33%
Over 12 months through 2 years	10,519	2.60%	14,797	2.79%
Over 2 through 3 years	6,677	2.89%	2,453	3.14%
Over 3 through 4 years	—	0.00%	14	3.01%
Over 4 through 5 years	100	3.73%	293	3.29%
Total	$61,770	2.25%	$71,556	2.41%

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at September 30, 2004 and December 31, 2003 amounting to $124.1 million and $65.1 million, respectively, a 91% increase.  As of September 30, 2004 unused borrowing capacity at the FHLB was $36.4.  Assets pledged as collateral to the FHLB consisted of $218.5 million of our loan portfolio and our entire investment securities portfolio of $78,351,000 million as of September 30, 2004.  Assets pledged as collateral to the FHLB consisted of  December 31, 2003 consisted of $118.7 million of our loan portfolio and our entire investment portfolio of

$18.9 million.  The advances have been outstanding at varying levels during the three and nine months ended September 30, 2004.  Total interest expense on FHLB borrowings for the three months ended September 30, 2004 and 2003 was $766,000 and $381,000, respectively.  Total interest expense on FHLB borrowings for the nine months ended September 30, 2004 and 2003 was $1,891,000 and $1,151,000, respectively.

As of September 30, 2004, the maturities of the advances substantially occur in 2004, 2005, 2006, and 2007 with comparatively smaller amounts maturing in 2008.  In the nine months of 2004 we have endeavored to lengthen the terms of our FHLB borrowings as a means of reducing interest rate risk.  In the first nine months of 2004 borrowings due in over one year increased by $33.0 million while borrowings due within a year increased by $26.0 million.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At September 30, 2004		At December 31, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$9,000	1.88%	$—	0.00%
Over 3 through 6 months	10,000	1.77%	4,000	2.81%
Over 6 through 12 months	19,994	2.18%	9,000	2.20%
Over 12 months through 2 years	42,437	2.35%	31,001	2.41%
Over 2 through 3 years	31,685	2.85%	15,624	2.17%
Over 3 through 4 years	11,000	3.05%	5,476	2.94%
Over 4 through 5 years	—	0.00%	—	0.00%
Total	$124,116	2.43%	$65,101	2.39%

	At or for the nine months ended September 30, 2004	At or for the twelve months ended December 31, 2003
FHLB advances:
Average balance outstanding	$107,442	$65,403
Maximum amount outstanding at any month-end during the period	144,057	71,266
Balance outstanding at end of period	124,116	65,101
Average interest rate during the period	2.35%	2.37%
Average interest rate at end of period	2.43%	2.39%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the three and nine months ended September 30, 2004 was $140,000 and $397,000 respectively.  Total interest expense during the three and nine months ended September 30, 2003 was $124,000 and $391,000, respectively.  As of September 30, 2004 the interest rate on the junior subordinated debenture was 5.25%

Noninterest Income

For the three months ended September 30, 2004, non-interest income was $261,000, representing an increase of $116,000 or 80% from the 2003 amount of $146,000.  The increase was primarily attributed to a $1.8 million sale of the government guaranteed portion of three Small Business Administration (SBA) loans that generated a net gain of $156,000.  This was the Company’s first such sale of SBA loans.

For the nine months ended September 30, 2004, non-interest income was $489,000 as compared to $411,000 for the first nine months of 2003.  The increase of $78,000 or 20% was primarily attributed to the $156,000 gain on sale of SBA loans partially offset by a $37,000 loss on sale of securities.

The Company began an SBA department in the beginning of 2004 as a means to increase noninterest and interest income.  The Company anticipates that it will sell substantially all of the government guaranteed portion of SBA loans that it originates for the remainder of 2004 as a means of producing income to offset the personnel costs associated with the SBA department.  However, due to the length of time necessary to process, approve, and fund SBA loans and due to uncertain future volumes, the Company makes no assurance that it will be able to fund and sell a significant volume of SBA loans by the end of 2004.

Noninterest Expense

Noninterest expense for the three-month period ended September 30, 2004 increased $624,000 or 39% to $2,216,000 from the 2003 amount of $1,592,000.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $364,000 or 41%, occupancy expenses increasing $123,000 or 79%, advertising increasing $16,000 or 16%, and other expense increasing $96,000 or 32%.  The increases were due to the opening of a two new full-service branches earlier in 2004, increases in the number of staff and the level of salaries and benefits packages, as well as a general increase in the volume of business at each of the offices, expenses associated with the capital offering completed during the first quarter of 2004, and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.

Noninterest expense for the nine month period ended September 30, 2004 increased $1,835,000 or 42% to $6,237,000 from $4,402,000 in 2003.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $1,009,000 or 40%, occupancy expenses increasing $288,000 or 69%, professional services increasing $177,000 or 98%, and other expense increasing $253,000 or 33%.  The increases were due to the opening of a two new full-service branches, increases in the number of staff and the level of salaries and benefits packages, a general increase in the volume of business at each of the offices, expenses associated with the capital offering completed during the first quarter of 2004, and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.

In the first nine months of 2004 we hired additional staff for our new Small Business Administration lending program and for two new retail branches.  In addition, we incurred additional occupancy and equipment expenses for our new branches and for additional back office space.  Although these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded, and there is a risk that new operations will not produce the planned level of revenue.

In the nine months ended September 30, 2004 the Company incurred substantial costs associated with the capital offering completed during the first quarter of 2004 and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.  The $177,000 increase in professional services was primarily attributable to legal and accounting services associated with these efforts.  Although these costs are not expected to recur, substantial new professional services expenses associated with the implementation of Sarbanes Oxley legislation are expected in the future.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Nine Months Ended
	September 30, 2004	September 30, 2003	Increase/ (decrease) amount	Increase/ (decrease) percent
	(Dollars in thousands)
Salaries and benefits	$3,509	$2,500	$1,009	40.4%
Occupancy	708	420	288	68.6%
Advertising	243	207	36	17.4%
Professional	357	180	177	98.3%
Data processing	180	136	44	32.4%
Equipment and depreciation	209	181	28	15.5%
Other administrative	1,031	778	253	32.5%
Total	$6,237	$4,402	$1,835	41.7%

Income Taxes

Income tax expense for the nine-month period ended September 30, 2004 amounted to $1,489,000, which was an increase of $132,000 or 10% over the $1,357,000 incurred for the same period in 2003.  Income tax expense incurred for the three months ended September 30, 2004 amounted to $683,000, which was an increase of $230,000 or 51% over the $453,000 amount incurred for the three months ended September 30, 2003.  The increase in income tax expense is primarily attributable to increased pre-tax income.  In the first nine months of 2004 the Company recorded a recovery of $82,000 due to the collection of a $309,000 refund from the State of California for amended prior period tax returns to take advantage of the California Enterprise Zone net interest income deduction.

Capital Resources

Stockholders’ equity increased $8.4 million to $22.2 million during the nine months ended September 30, 2004 as compared to $13.9 million as of December 31, 2003 due to net proceeds from the sale of common stock of $6.4 million and net income of $2,403,000, offset by $274,000 in dividends declared during the period and a $211,000 decrease in other comprehensive income.

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

For all reporting periods in the nine months ended September 30, 2004 and 2003, Tamalpais Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of September 30, 2004 and December 31, 2003, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2004:

Total capital to risk-weighted assets	$35,416	11.3%	$25,007	8.0%	$31,259	10.0%
Tier 1 capital to risk-weighted assets	32,058	10.3%	12,498	4.0%	18,747	6.0%
Tier 1 capital to average assets	32,058	7.9%	16,211	4.0%	20,264	5.0%

As of December 31, 2003:

Total capital to risk-weighted assets	$25,442	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,716	9.1%	10,002	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,716	7.5%	12,109	4.0%	15,137	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $39,099,000 of “brokered deposits” as of September 30, 2004 and $21,568,000 of brokered deposits as of December 31, 2003.  In addition to brokered deposits, we had $20,689,000 in non-brokered wholesale deposits and $124,116,000 in FHLB borrowings as of September 30, 2004, as compared to $25,730,000 in non-brokered wholesale deposits and $65,101,000 in FHLB borrowings as of December 31, 2004.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities.  As of September 30, 2004, liquid assets were comprised of $1,000 in Federal Funds sold, $989,000 in interest-bearing deposits in other financial institutions, $4,394,000 in cash and due from banks, and $33,620,000 in available-for-sale securities. As of December 31, 2003, liquid assets were comprised of $7,681,000 in Federal Funds sold, $12,844,000 in interest-bearing deposits in other financial institutions, and $7,108,000 in cash and due from banks.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of September 30, 2004, we had lines of credit totaling $39.4 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $36.4 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At September 30, 2004 outstanding FHLB advances totaled $124,116,000.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $5.4 million for the first nine months of 2004, compared to $2.4 million for the same period in 2003.  The increase was primarily the result of increased income, adjusted for the effect of the amortizations of premiums on investment securities, and increased accrued interest payable and other liabilities, partially offset by an increase in accrued interest receivable and other assets.

Net cash used in investing activities totaled $111.0 million for the first nine months of 2004, compared to $28.3 million used by investing activities for the same period in 2003.  The increase was primarily the result of a $80.2 million increase in investment security purchases net of sales and principal reductions.

Funds provided by financing activities totaled $96.3 million for the first nine months of 2004, compared to funds provided by financing activities of $26.7 million for the same period in 2003.  The increase in net cash provided by financing activities was primarily the result of a net $61.3 increase in the volume of FHLB borrowings and a $6.4 million increase in capital from the recently completed capital offering.

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

We have generally been able to control our exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of our time certificates in relatively short maturities.  The majority of our loans have periodic and lifetime interest rate caps and floors.  We have also controlled our interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowing, brokered certificates of deposit, and non-brokered wholesale certificates of deposit.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.  The following table shows our cumulative gap analysis as of September 30, 2004:

	At September 30, 2004
	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Securities	$5,973	$15,652	$52,671	$4,055	$78,351
Federal Funds	1,046	—	—	—	1,046
Interest-bearing deposits in other financial institutions	—	99	753	137	989
Loans	139,892	79,187	83,885	4,147	307,111
FHLB and PCBB Stock	—	—	—	6,920	6,920
Total	$146,912	$94,938	$137,308	$15,260	$394,416

Interest-Bearing Liabilities
Interest-bearing checking	$1,523	$4,569	$717	$—	$6,809
Money market and savings	11,426	34,279	44,848	—	90,553
Time deposits	23,028	75,445	34,853	—	133,326
FHLB advances	9,000	29,994	85,122	—	124,116
Junior Subordinated Debentures	10,310	—	—	—	10,310
Total	$55,288	$144,287	$165,540	$—	$365,114

Interest rate sensitivity gap	$91,624	$(49,349)	$(28,232)	$15,260	$29,302

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	23.2%	-12.5%	-7.2%	3.9%	7.4%

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is -25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is -15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is -12.5%.  A negative one year gap ratio indicates that in a declining interest rate environment it is expected that net interest margin would increase, and in an increasing interest rate environment net interest margin would decrease.

We believe that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk.  Specifically, the cumulative gap analysis does not address loans at their floor rates that cannot reset as rates change and does not incorporate varying prepayment speeds as interest rates change.  We therefore rely more heavily on our dynamic simulation model to monitor and control interest rate risk.

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.  Our current net interest earnings at risk given a +/- 200 basis point rate shock is -3.53% and our current estimated change in the economic value of equity given a +/- 200 basis point rate shock is -10.46%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity
+ 200 basis points	-3.53%	-10.46%
- 200 basis points	-2.08%	14.50%

In an increasing rate environment our available for sale investment portfolio will incur a decrease in market value that will be recorded as a decrease in capital through a decrease in other comprehensive income.  Meanwhile the increase in value of our long term liabilities is not included in other comprehensive income.  Therefore, in an increasing rate environment the economic value of equity may change by an amount that differs from the change in capital as calculated under Generally Accepted Accounting Principals.

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending September 30, 2004, and December 31, 2003.

	For The Nine Months Ended September 30, 2004	For The Twelve Months Ended December 31, 2003
Annualized net income as a percentage of average assets	0.86%	0.97%
Annualized net income as a percentage of average equity	16.00%	22.24%
Average equity as a percentage of average assets	5.37%	4.35%
Dividends declared per share as a percentage of diluted net income per share	11.36%	0.00%

Due primarily to costs associated with the two new retail branches and the new SBA division, costs associated with the capital offering completed during the first quarter of 2004 and listing the Company’s stock on the NASDAQ Small Cap market, and the dilutive affect of the $6.4 million capital infusion from the offering of common stock, annualized net income as a percentage of average assets and average equity declined in the nine months ended September 30, 2004 from the year earlier periods.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the nine months ended September 30, 2004 and 2003 the problems of inflation remained relatively controlled, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004.  From June through September 2004 the Federal Reserve increased the Federal Funds rate from 1.00% to 1.75% in three separate rate increases.

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

In March 2004, FASB issued an exposure draft of a proposed SFAS, Share-Based Payment, an amendment of Statements No. 123 and 95, for public comment.  This proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed statement would eliminate the ability to account for share-based compensation transaction using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method.  Comments on this exposure draft were due on June 30, 2004.  The FASB board has analyzed the comments relating to this exposure draft and has resumed deliberations to consider and discuss the accounting issues raised during the public comment period.  A final Statement is expected to be issued in the fourth quarter of 2004.  The Company will continue to monitor the status of the exposure draft.

In January 2003, the FASB issued the Emerging Information Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors (“EITF 03-1”), and in March 2004, FASB issued an update.  EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities.  EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments.  EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value.  The March 2004 update to EITF 03-1 includes application guidance as to the determination of impairment, disclosures required by an impairment, and guidance for the transition period and effective dates of disclosure requirements.  In March 2004, the FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF Issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases.  The comment deadline for the proposed FSPs was October 29, 2004, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which could be as early as November 2004.  The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

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

The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Refer to the Liquidity and Liability Management section of the Management Discussion and Analysis for more qualitative and quantitative disclosures about market risk.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At September 30, 2004 and December 31, 2003, the amounts of the Company’s undisbursed loan and line of credit funds were $42.0 million and $47.1 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to Note 2 of the Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 3:   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on their evaluation as of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

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

None

As of September 30, 2004, Epic Bancorp had approximately 634 shareholders of record.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

(a)   In the third quarter of 2004, two adverse arbitration awards were entered against Kit Cole Investment Advisory Services (“KCIAS”) in connection with its handling of accounts for certain customers. In one case the award was also entered against Ms. Cole personally.  The award has been appealed, and the second is the subject of settlement negotiations that include related actions against the claimant. Epic Bancorp Chairman and Chief Executive Officer Kit M. Cole recently announced her retirement as Chairman and CEO of KCIAS.  Pursuant to a referral agreement, Epic Bancorp’s subsidiary, Tamalpais Bank, refers potential investment advisory clients to KCIAS. While not required to do so by agreement, KCIAS refers loan business to the Bank.  That agreement will end as of December 31, 2004. Epic Bancorp is currently exploring alternative providers of investment services for its clients.

Item 6.    EXHIBITS

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

EPIC BANCORP, INC. A California Corporation

Date: November 12, 2004	BY:	/s/ Kit M. Cole
Kit M. Cole
Chief Executive Officer Principal Executive Officer

Date: November 12, 2004	BY:	/s/ Michael E. Moulton
Michael E. Moulton
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Earnings per share (See Note 3 to Consolidated Financial Statements on page 9 of this report).

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350