Form 10KSB
period 2004-12-31
Epic Bancorp
filed 2005-03-31
CIK 1099980

FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒:                          ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-105991

EPIC BANCORP
(Exact name of small business issuer as specified in its charter)
California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
851 IRWIN STREET, SAN RAFAEL, CA 94901
(Address of principal office)
Issuer’s telephone number: (415) 526-6400
Epic Bancorp
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Registrant’s revenues of fiscal year ended December 31, 2004 were $14,819,542.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of  February 28, 2005:  $49,672,028.

Number of registrant’s shares of Common Stock outstanding as of February 28, 2005 was 3,671,165.

The following documents are incorporated by reference in Part III of this Form 10-KSB: Items 9 through 12 and Item 14 of Registrant’s  definitive Proxy Statement for its 2005 Annual Meeting of Shareholders

Transitional Small Business Disclosure Format (Check one)   Yes: ☐   No: ☒

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Annual Report on Form 10-KSB (“Annual Report”), contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those Sections. Certain statements contained in the Annual Report, including, without limitation, statements containing the words “believes”,” anticipates”, “intends”, “expects”, and words of similar impact constitute such “forward-looking statements” The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. Epic Bancorp’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the war in Iraq and the United States’ war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on Epic Bancorp and Tamalpais Bank; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the business of Epic Bancorp and Tamalpais Bank.

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

The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1—Description of Business

DESCRIPTION OF BUSINESS

General

Epic Bancorp (the “Company”) was incorporated in the State of California on December 20, 1988 for the primary purpose of organizing, as a wholly owned industrial banking company subsidiary, Tamalpais Bank (the “Bank”). The Company’s name was changed from San Rafael Bancorp to Epic Bancorp at the 2004 Annual Meeting of Shareholders. Tamalpais Bank was known as San Rafael Thrift and Loan until December 1998. As of December 31, 2004 the consolidated company was comprised of two entities, the parent company, Epic Bancorp, and its wholly-owned consolidated subsidiary, Tamalpais Bank. On August 9, 2004, the Company’s common stock was listed on the NASDAQ SmallCap Stock Market and is publicly traded under the symbol “EPIK.” As of December 31, 2004 Tamalpais Bank represented substantially all of the operational activities of Epic Bancorp, and accordingly, the discussion and analysis of Tamalpais Bank and Epic Bancorp are substantially the same. In January 2005, a new wholly owned subsidiary, Epic Wealth Management, Inc. was created to offer registered investment advisory services. Because Epic Bancorp is the sole shareholder of Tamalpais Bank, the Board of Directors of Epic Bancorp elects the Board of Directors of Tamalpais Bank. The Company had approximately 713 shareholders that own approximately 3,671,165 shares of the Company’s common stock as of February 28, 2005.

At December 31, 2004, the Company had $425.6 million in total assets, $325.7 million in net loans receivable, and $274.6 million in total deposits. At December 31, 2003, the Company had $302.0 million in total assets, $246.4 million in net loans receivable, and $211.6 million in total deposits. The Bank is subject to regulation by the California State Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The principal executive offices of the Company and the Bank are located at 851 Irwin Street, San Rafael, California, 94901, telephone number (415)526-6400, facsimile number (415)485-3742. The Company may also be contacted via electronic mail at: info@epicbancorp.com.

The Company makes available free of charge on its website at www.epicbancorp.com its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments thereto, and reports of insider transactions on Forms 3, 4, and 5 as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website.

Epic Bancorp focuses on serving high-net-worth consumers and small businesses in its market area. The Company conducts business from its five full service branches, its network of six ATMs, and from its administrative headquarters. In addition, the Company supports its customers through internet banking, 24 hour telephone banking, courier service, mail, and access through the STAR, PLUS, and VISA ATM networks. The Company’s retail branch network is expanding rapidly, with two new branches opened in 2004 and one additional branch scheduled to open in 2005.

In 2003 and 2004 investment advisory and financial planning services were offered in the Bank’s branches through its affiliate, Kit Cole Investment Advisory Services. Please see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” for additional information regarding business activities by Kit Cole Investment Advisory Services. In January 2005 the Company created a new subsidiary, Epic Wealth Management, to offer registered investment advisory services to its clients.

Through its network of the Tamalpais banking offices and its investment advisor, Epic Wealth Management, the Company offers client-centered personalized services to enable its customers to reach their lifetime personal and financial goals. In addition to investment advice and financial planning ,the

Company offers through its Bank, a wide complement of lending and deposit products to help facilitate clients’ planning including:

Lending products and services:

•       Mortgages for multifamily real estate;

•       Commercial and industrial real estate loans;

•       Commercial loans to businesses, including SBA loans, revolving lines of credit and term loans.

•       Consumer loans, including home equity lines of credit and secured and unsecured lines of credit;

•       Land and construction lending for single family residences, apartment buildings, and commercial real estate; and

•       A broad array of residential mortgage products, both fixed, and adjustable rate;

Deposit products and services:

•       The Bank provides an extensive selection of deposit instruments. These include: multiple checking products for both personal and business accounts;

•       Tiered money market accounts offering a variety of access methods;

•       Tax qualified deposits accounts (e.g., IRAs);

•       A broad array of certificates of deposit products; and

•       Deposit related services such as electronic funds transfers, issuing ATM cards, and online banking and bill payment.

The Company’s revenues are currently primarily derived from interest on its loans, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company’s largest type of expense. The Company’s primary sources of funds are deposits, various sources of wholesale borrowing including FHLB advances and brokered certificates of deposit, and proceeds from the sale of loans and investment securities. The Company’s most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

Company Strategy

The Company is headquartered in Marin County, CA. Marin County, with a population of 247,707, has the highest household income in the state and the fourth highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau and the HUD. Marin county has $7.1 billion in total deposits as of June 30, 2004 according to data from the FDIC.

During the past several years, the Company has adopted a business strategy of developing a community-based private banking approach as a means of increasing market share in Marin County and increasing shareholder value.

The Company’s private banking strategy incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment management to its constituency. Directors and employees of the Company maintain a high level of community involvement and visibility within the community’s high net worth and not-for-profit sector. This strategy, executed primarily through its expanding retail branch presence, incorporates:

•       Building relationships through wealth management services in the high net worth community of Marin County;

•       Offering consultation and planning services, delivered in a personalized, non-intimidating way;

•       Targeting the market of high net worth households with liquid assets of $1 to $10 million;

•       Providing fee-based investment advisory, asset management, and financial planning services;

•       Tailoring loan and deposit products to high net worth individuals such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services;

•       Increasing fee income to a greater portion of total revenue than historically generated; and

•       Utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses.

The Company has achieved favorable financial performance and has made progress in achieving its strategic goals over the past several years. The following are among the accomplishments that the Company achieved in financial performance and executing its strategic plan in 2004:

•       The Company has successfully emphasized checking and money market accounts in its marketing, new product development, and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income. Checking and money market accounts represented 52.4% of total deposits as of December 31, 2004, up from 50.2% as of December 31, 2003 and 48.8% as of December 31, 2001.

•       The Company’s loan portfolio continues to emphasize income producing multifamily and commercial real estate as management serves the high net worth investor. Multifamily and commercial real estate loans comprised 83.5% of the loan portfolio as of December 31, 2004 and 84.8% of the portfolio as of December 31, 2003.

•       Net income for the Company increased 23.3% over the prior year, to $3,448,000 and earnings per share increased 8.0% to $0.94 on a fully diluted basis. The return on average shareholders equity was 17.19%, compared to a return of 22.24% in 2003.

•       The Company’s earning asset base increased significantly, as net loans receivable increased 32.2% and deposits increased 29.8%. Shareholders’ equity increased 67.0% to $13.9 million, with $6.4 million coming from the Company’s public offering. The stock offering increased the number of shares outstanding by 16%.

•       The rapid growth was accomplished while maintaining minimal levels of non-performing assets. Loans 90 days or more past due represented 0.12% of net loans outstanding as of December 31, 2004, and 0.00% of net loans outstanding as of December 31, 2003.

•       The Bank launched its fourth branch in San Anselmo and its fifth branch in north San Rafael, CA, and announced the planned opening of its sixth branch located in Corte Madera, CA in 2005, thus substantially increasing its market presence in Marin County.

•       The Bank launched a Small Business Administration lending program in January 2004 and began offering SBA 504 and 7A loans through retail and wholesale sources The program is expected to result in more robust interest and non-interest income and increased market presence. Total SBA 504 and 7A loan originations were $11.6 million, and SBA 7A sales generated a net gain of $343,000.

•       The Company completed its $26 million stock offering. The stock offering resulted in a net capital infusion of $6.4 million into the Company, with the balance going to selling shareholders. The additional capital has enabled the Company and the Bank to grow its earning asset base and expand its Marin County branch network.

•       The Bank received an outstanding Community Reinvestment Act rating due to a combination of deploying a large amount of its assets in loans, strong originations of multifamily and small business loans in its market area, an excellent distribution of loans in low and moderate income census tracts, robust lending to businesses with revenues under $1 million per year, and its diligent focus on community development investments, services, and lending.

•       The Company successfully listed its common stock on the NASDAQ Small Cap Market, providing increased liquidity for its shareholders. The Company’s stock is traded under the symbol “EPIK.”

The Company enhanced its offering to its small business customers by establishing a new SBA department, which also increases the Company’s total revenue generated from fees and service charges.

In order to execute the strategy of rapidly expanding the Company’s retail and private banking operations, several new business development officers, private bankers, and branch managers were hired in 2004. These new employees also enhanced the Company’s capacity to better serve its consumer base.

The Marin County deposit market is $7.1 billion per information obtained from the FDIC as of June 30, 2004. Based on this information, on the Bank’s growth path over the last two years, the anticipated branch to be opened in 2005, future potential branch locations, and the demographics of Marin County, the Company believes that, over time, it can obtain significant market share in Marin County.

The Bank has a five year strategic plan to grow to $1.0 billion in total assets, consisting of $900 million in loans, $925 million in deposits, $75 million in stockholders equity, and $100 million in short term investments. However, no assurance can be given that the branches will achieve their goals as the Company cannot guarantee levels of deposit activity or the performance or achievement of its individual branches.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.

The Company has identified at least 9 areas that satisfy this criteria. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate—North San Rafael), and expects to open one new branch in 2005 (Corte Madera). The Company intends to open at least 3 more branches in Marin County in the near future.

Whether or not the Company can achieve these financial goals depends on risks and uncertainties that could be beyond the Company’s control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

•       competitive pressures in the Bank’s marketing area;

•       changes in the interest rate environment;

•       general economic conditions, nationally, regionally and in the Bank’s operating market areas; and

•       changes in business conditions and inflation, and

•       loss of key management.

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a public offering of the Company’s common stock for an aggregate consideration of between $9,681,113 and $26,000,000. The registration statement was declared effective on October 20, 2003, and the Company commenced an offering of 744,701 to 2,000,000 shares of its common stock at a price of $13.00 per share. This offering was completed in the first quarter of 2004. Of the 2,000,000 shares offered, 510,599 shares were sold by Epic Bancorp, and 1,444,290 shares were sold by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of Epic Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc. Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors. Net proceeds of the offering to Epic Bancorp totaled $6,369,000. The proceeds from the sale of new shares sold in the offering were utilized by Epic Bancorp and Tamalpais Bank to support their growth and for working capital. In the second quarter of 2004 the Company applied to list its common stock on the NASDAQ Small Cap Market. The common stock began trading on the NASDAQ Small Cap Market under the symbol “EPIK” on August 9, 2004.

In June 2002, the Company completed a private placement of trust preferred securities in the amount of $10 million. The $10.3 million in junior subordinated debentures have a floating rate of interest, which is reset quarterly, equal to 3-month LIBOR plus 3.65%. The floating rate, however, may not exceed 12.0% for the first five years. The Company is reflecting the junior subordinated debentures as unconsolidated financing debt on its consolidated balance sheet. The rate as of December 31, 2004 was 5.72%.

Market Area and Competition

Market Area.   The Bank is a community oriented financial institution which originates multifamily, commercial real estate, business, consumer, construction, and residential loans within its market area. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches. The Bank’s retail lending market is also focused on Marin County, however wholesale lending efforts for loans originated through mortgage brokers is concentrated in Alameda, Contra Costa, San Francisco, San Mateo, Santa Clara and Sonoma Counties as well as Marin County.

There has been continued consumer demand for housing in the Company’s primary market area over the last several years, and in 2004 there was an evident economic recovery after economic slowdown in certain segments of the San Francisco Bay Area from 2000 through 2002. The bear market in stocks that began in early 2000 and accelerated after the September 11, 2001 terrorist attacks led to the demise of many internet companies and to substantial layoffs in many technology companies in the Company’s market area. Beginning in late 2000 and continuing into early 2003, the Company noted significant slowing in the local economy, likely due in part to the decline of many technology companies during this time and the significant reduction in the stock market, most notably in the technology heavy NASDAQ stock market index. The Company believes that the local economy was in recovery in the latter half of 2003 and throughout 2004 as evidenced by declining unemployment rates and continued strong housing demand. However, the Company is cognizant of the possible vulnerability of the recovery and has noted that much of the improved economic performance was due to increases in corporate efficiencies rather than through increases in revenue.

Management has also noted that much of the ongoing recovery has been enabled by the historically low interest rate environment. Increases in consumer and mortgage debt incurred at very low interest rates has contributed to strong consumer spending. Consumer demand for goods and services may decline, causing an overall economic slowdown, in the event of a rapidly increasing interest rate environment. During 2003 the problems of inflation remained relatively controlled, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004.

In efforts to combat future inflation, the Federal Reserve began to increase the Federal Funds rate at a measured pace in 2004. From June through December 2004 the Federal Reserve increased the Federal Funds rate from 1.00% to 2.25% in five separate rate increases.

The Company cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond the Company’s control:

•       inflation;

•       slow or stagnant economic growth or recession;

•       unemployment;

•       money supply and the monetary policies of the FRB;

•       international disorders; and

•       instability in domestic and foreign financial markets.

The Company is vulnerable to a sharp increase in interest rates in the short-run because its interest-earning assets generally have longer re-pricing terms than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates will negatively affect the Company’s market value of equity. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, loan origination volume, securities portfolio, and overall profitability. Although the Company attempts to manage its interest rate risk, the Company cannot be certain that it can minimize its interest rate risk.

Competition.   The Banking and financial services business in California generally, and in the Bank’s market area specifically, is highly competitive. The increasingly competitive environment is a result of many factors including, but not limited to:

•       Significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors with greater resources than the Company;

•       Increasing integration among commercial banks, insurance companies, securities brokers, and investment banks;

•       Continued growth and increased market share of non-bank financial service providers that often specialize in a single product line such as credit cards or residential mortgages;

•       Rise of the Internet, causing the Bank to compete more frequently with remote entities soliciting customers in its primary market area via web based advertising and product delivery; and

•       Introduction of new technologies which may bypass the traditional banking system for funds settlement.

The Company competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, industrial banks, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial service providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank currently offers.

In order to compete with other financial service providers, the Company relies upon:

•       Local community involvement;

•       Personal service and the resulting personal relationships of its staff and customers;

•       Referrals from directors, employees, and satisfied customers;

•       Development and sale of specialized products and services tailored to meet its customers’ needs; and

•       Local, flexible, and fast decision making.

In addition, management considers its approach of placing highly skilled personal bankers and investment advisors representatives in separate, prominent areas in its branches with close contact to clients to be a competitive advantage in attracting and retaining customers within its primary market area.

Lending Activities

General.

The Company originates a wide variety of loan products. Loans originated by the Company are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. The Company targets certain lending toward low to moderate income borrowers as part of its commitment to serve its local communities.

At December 31, 2004, the Company’s net loan portfolio totaled $325.7 million. This represented the highest total in the Company’s history. The vast majority of this portfolio was associated with real estate of various types. In 2004, originations, including funding commitments for construction loans and lines of credit, totaled $155.9 million, up from $152.9 million in 2003. Activity in 2004 was supported by an active real estate market, ongoing historically low levels of interest rates, continued strong wholesale loan originations, and increased retail loan originations. The mix of loans originated in 2004 reflected the Company’s business strategy of becoming a broader based, community focused financial services firm with a balance sheet diversified away from relatively lower yielding residential mortgages. As of December 31, 2004 was comprised of 4% in residential 1-4 unit loans, 39% in multifamily loans, 45% in commercial real estate loans, 6% in land and construction loans, 5% in commercial loans, and 1% in consumer loans. The Company realized particular progress in bolstering its production of relatively higher yielding commercial real estate loans, taking advantage of favorable real estate markets in many of the communities served by the Company.

Net loans as a percentage of total assets decreased from 81.6% at December 31, 2003 to 76.6% at December 31, 2004. The Company instituted a wholesale transaction to leverage the capital made available by the capital offering completed in 2004. In this transaction, assets were initially deployed into an investment portfolio in 2004 with the intent to replace investment portfolio with loans as the investments prepay or are sold. This strategy was successfully executed in 2004 as the investment portfolio decreased by $33.2 million from April through December 2004 while the loan portfolio increased by $48.6 million during the same period of time.

The strategy to increase the loan portfolio largely through funds provided by principal pay downs and sales in the investment portfolio allowed the loan portfolio to increase substantially in 2004. Allocating a substantial percentage of its total assets to loans is fundamental to the Company’s strategies of effectively supporting the financing needs of its local communities, increasing its net interest margin, and effectively leveraging the Company’s capital position.

The Company accepts loan applications generated through brokers for most of its product line. Broker referred loans are underwritten in the same manner as direct originations. The Company encourages its employees to refer and solicit loan business as an integral part of functioning as a community bank. Employees receive various types of awards or commissions based upon the volume and nature of business booked.

The Company requires title and hazard insurance for all real estate loans.

Multifamily Lending.

The Company offers hybrid and adjustable rate permanent multifamily (five or more units) real estate loans secured by real estate located primarily in the in San Francisco Bay Area. Multifamily housing valuations have generally increased in California during the past several years, however in the last year the Company has noted a trend of decreasing market rents.

Permanent loans on multifamily properties typically have maturities of up to 15 years. Factors considered by the Company in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), the ratio of the loan amount to appraised value, and the financial profile of any borrowers. Pursuant to the Company’s underwriting policies, multifamily adjustable rate mortgage loans are generally originated in amounts up to 80% of the appraised value of the underlying properties. The Company can require a debt service ratio of at least 1.00:1 to 1.15:1, indicating that the property produces sufficient cash flow to cover its operating costs, including the cost to service debt. However, the Company will on occasion originate loans that have a debt service ratio of less than 1.00:1 depending on the borrower’s experience, sources of income, credit profile, and net worth. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans. When evaluating the qualifications of the borrower for a multifamily loan, the Company considers the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property, and the Company’s lending experience with the borrower.

Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination in adherence with the Company’s underwriting guidelines. The Company also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers.

At December 31, 2004, the Company’s portfolio of multifamily residential loans totaled $126.1 million, or 38.3% of net loans receivable. This compares to $97.9 million, or 39.3% of net loans receivable, at December 31, 2003. The Company acquired multifamily residential loans from direct originations, broker referrals, and retail sources during 2004. It is expected that all of these sources will be utilized in 2005. As of December 31, 2004 one $393,000 multifamily loans was on non-accrual status. No multifamily loans were on non-accrual as of December 31, 2003.

Commercial & Industrial Real Estate Lending

The Company originates permanent loans secured by commercial and industrial real estate located primarily in the San Francisco Bay Area. The Company’s underwriting procedures provide that commercial and industrial real estate loans may generally be made in amounts up to 75% of the appraised value of the property. Permanent loans are typically made with amortization terms of 30 years with a 15 year balloon payment at maturity. Some of these loans are adjustable rate mortgages repricing based principally on the 6 Month Constant Maturity Treasury (CMT) and the London Inter-Bank Offered Rate (LIBOR), and some are hybrid (fixed for two to seven years, then adjustable). The Company’s underwriting standards and credit review procedures on commercial and industrial real estate loans are similar to those applicable to multifamily loans. The Company considers the property’s net operating income, the loan to value ratio, the presence of guarantees, and the borrower’s expertise, credit history, and financial status.

The Company’s commercial and industrial real estate loans are typically secured by properties such as retail stores, retail strip centers, office buildings, warehouse, and light manufacturing facilities. The Company also extends loans secured by mixed use property, which typically present commercial (often retail) space in one part of the building (often street level) and residential units in other parts of the building.

Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of these loans may be significantly subject to adverse conditions in the properties’ management or real estate markets in general or particular to a subject property. The Company seeks to mitigate these risks through its underwriting standards and credit review policy, which requires annual operating statements for each collateral property. The Company also participates larger commercial and industrial real estate loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank’s regulatory limit on loans to one borrower.

Commercial and industrial real estate loans can present various environmental risks, as such properties are sometimes located on sites or in areas where various types of pollution may have historically occurred. The Company attempts to mitigate this risk through environmental surveys, reports, and, in some cases, testing; in addition to using a limited list of pre-approved appraisers. Commercial and industrial real estate can also be affected by changing government regulation.

At December 31, 2004, the Company’s permanent commercial and industrial real estate loan portfolio totaled $147.4 million, or 44.8% of net loans. This compares to $112.2 million, or 45.0% of net loans as of December 31, 2003. As of December 31, 2004 and December 31, 2003 no commercial real estate loans were on non-accrual status.

Small Business Administration (SBA) Lending.

In 2004, the Bank began its SBA lending division to expand on its commercial and business banking product lines. SBA loans are generally made pursuant to a federal government program designed to assist small businesses in obtaining financing. The federal government guarantees SBA loans as an incentive for financial institutions to make loans to small businesses. In 2004, the Bank funded $11.6 million of SBA loans. The Bank sells the guaranteed portion of the SBA loan which is approximately 75% to 85% of the originated balance at a premium sale price between 108% and 110% and servicing margins of between 1.00% and 1.62%. In 2004, the Bank sold $3.1 million of SBA loans, resulting in gain on sale and broker fee income of $343,000.

All of the SBA loans originated in 2004 were secured by commercial real estate and are included in the balances of commercial real estate loans. The SBA loan portfolio as of December 31, 2004 totaled $5.3 million. As of December 31, 2004 no SBA loans were on non-accrual status.

Construction Lending.

The Company originates construction loans for the acquisition and development of 1-4 unit residential, multifamily, and commercial property. Collateral has been historically concentrated in residential properties, both owner occupied and speculative.

Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The Company’s risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property’s value based on the completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Company may have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. The Company may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. The Company’s underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. The Company attempts to limit its risk through its underwriting procedures, by using only approved, qualified appraisers, and by dealing with qualified builders / borrowers. The Company also participates in larger construction loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank’s regulatory limit on loans to one borrower.

The Company’s construction loans typically have adjustable rates and terms of 12 to 18 months. The Company originates one to four family owner occupied construction loans in amounts up to 80% of the appraised value of the property, and multifamily and commercial real estate construction loans in amounts up to 75% of the appraised value of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

At December 31, 2004, the Company had gross construction and land development loans totaling $12.7 million, on which there were undisbursed loan funds of $3.6 million. At December 31, 2003, the Company had gross construction and land development loans totaling $20.1 million, on which there were undisbursed loan funds of $6.4 million. The balance of disbursed construction loans as a percentage of net loans declined from 4.8% at December 31, 2003 to 2.9% at December 31, 2004. As of December 31, 2004 and December 31, 2003, no construction loans were on non-accrual status.

In general, the Company’s strategy is to increase the construction loan portfolio and to have construction loans represent a greater portion of total assets. The Company has targeted increased construction lending because of the interest rate sensitivity of the loans, the Company’s historic expertise and experience in this type of lending, the yields available from this type of lending, and, in the case of owner residential construction loans, the strong customer bond developed in financing the building of someone’s home. Construction loan borrowers are typically candidates for the Company’s private banking services.

Because construction loans are generally more complex than typical residential, multifamily, or commercial mortgages, they present a greater degree of credit risk. The Company attempts to control this credit risk through its underwriting and funds disbursement processes. In addition, it is the Company’s strategy to, over time, build a series of strong relationships with local developers / builders / contractors about whom the Company has detailed financial knowledge and from whom it receives a steady stream of repeat business.

Land Lending

The Company offers loans secured by land, generally throughout the San Francisco Bay Area. The types of land generally considered by the Company are suitable for residential, multifamily, or commercial development or are demarcated residential lots. The types of land generally considered by the Company are suitable for residential, multifamily, or commercial development or are demarcated residential lots. The Company’s underwriting procedures provide that land loans may generally be made in amounts up to 65% of the appraised value of the property

Because land and lots are generally less readily marketable than residential, multifamily, and commercial real estate, lending on land presents additional risks not present in other real estate loans. The market value of land and lots can be more susceptible to changes in interest rates, economic conditions, or local real estate markets than the market value for homes. Zoning changes by various government authorities may also affect the value and marketability of certain types of land. To mitigate these risks, the Company generally restricts total land loans to 100% of its tier 1 capital.

At December 31, 2004, the Company’s land loan portfolio totaled $9.1 million, or 2.8% of net loans. This compares to $8.0 million, or 3.2% of net loans as of December 31, 2003. As of December 31, 2004 and December 31, 2003, no land loans were on non-accrual status.

Residential One To Four Unit Mortgage Lending.

The Company originates adjustable rate and hybrid (fixed for a period, and then adjustable) mortgage loans secured by one to four family residential properties. Loans that meet stricter secondary market underwriting guidelines are sold through conduits on the secondary market. The Company is able to retain, at significantly higher yields, residential mortgages that do not meet these secondary market parameters on its books. The Company has a demonstrated expertise in financing properties that other lenders are less inclined to originate. Examples of the types of residential mortgage loans that the Company originates include loans where the borrowing entity is a trust or limited liability corporation, short term swing loans, and loans on vacation property. The Company originates one to four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan.

At December 31, 2004, the Company’s portfolio of one to four family residential loans totaled $13.9 million, or 4.2% of net loans receivable. This compares to $11.4 million, or 4.6% of net loans receivable, at December 31, 2003. As of December 31, 2004  and December 31, 2003 no one to four unit residential loan were on non-accrual status.

Business Lending.

The Company offers business loans that are either uncollateralized or collateralized by business assets or commercial or residential real estate. The collateral typically consists of common stock or other securities. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because the collateral may be difficult to obtain or liquidate following an uncured default. Business loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of this type of loan enables existing and potential business depositors to establish a more complete financial relationship with the Bank. The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers.

As part of its business strategy, and in order to facilitate the growth of its business lending portfolio, the Company plans in 2005 on having business loans managed by an assigned account manager. The Company believes this approach provides for better credit monitoring and facilitates the Company’s seeking expanded business relationships with growing firms. The Company’s business strategy envisions business loans representing a greater percentage of total assets in the future.

At December 31, 2004, the Company had disbursed business loans and lines totaling $17.7 million, or 5.43% of net loans. This compares to totaling $3.8 million, or 1.5% of gross loans as of December 31, 2003. As of December 31, 2004 and December 31, 2003, no business loans were non-performing.

Consumer Lending.

The Company offers consumer loans that are either uncollateralized or collateralized by personal assets or commercial or personal real estate. Collateral typically consists of common stock, other securities, or deposits. Consumer lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Consumer loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of consumer loans enables existing and potential personal banking clients to establish a more complete financial relationship with the Bank. The Company attempts to reduce the risk of loss associated with consumer lending through prudent underwriting and periodic financial review of its borrowers.

At December 31, 2004, the Company had disbursed consumer loans and lines totaling $3.9 million, or 1.2% of net loans. This compares to $2.3 million, or 0.9% of net loans as of December 31, 2003. As of December 31, 2004 no consumer loans were non-performing.

Originations, Purchases, and Sales of Loans.

The Company’s mortgage lending activities are conducted primarily through its branch offices and through its list of approved wholesale loan brokers who deliver completed loan applications to the Company. In addition, the Company has developed correspondent relationships with a number of financial institutions to facilitate the origination of real estate loans on a participation basis. Loans presented to the Company for purchase or participation are generally underwritten substantially in accordance with the Company’s established lending standards, which consider the financial condition of the borrower, the location of the underlying property, and the appraised value of the property, among other factors.

On an ongoing basis, depending on its current asset / liability strategy, the Company sells or participates residential, multifamily, and commercial loans to other financial institutions in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. Loan sales and participations are an integral part of the Company’s business strategy, as such sales and participations are used to manage the Company’s capital, liquidity and earnings. The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates.

In 2004 loan originations totaled $155.9 million. Of this amount, $98.0 million, or 63%, were originated through wholesale sources and $57.9 million, or 37%, were originated through retail sources. No loans were purchased in 2004. Loans and participations sold in 2004 totaled $5.1 million and consisted of $2.0 million in multifamily loans and $3.1 million in government guaranteed SBA loans. The Company expects to utilize both loan purchases and sales in 2005.

Because both the volume of sales and the amount of gain recognized on loan sales is subject to market conditions, there are risks inherent in relying on loan sales as a source of income and balance sheet management. In general, it is more difficult to sell loans, and the gain on sale of loans is lower, when interest rates rise. The Bank is exposed to risks to its capital, liquidity, and earnings if loan sales fail to materialize or if the gain on sale of loans is lower than specified in the Company’s business strategy. To mitigate these risks, the Company generally sells adjustable rate mortgages whose prices are less susceptible to changes in interest rates.

Loan Servicing.

The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2004 and 2003, the Company was servicing $21.7 million and $32.8 million of loans for others, respectively. The Company’s strategic plan does not contain a significant expansion in its loan servicing for others, with the exception of government guaranteed SBA loans, as management believes that it is more advantageous to retain the underlying loan assets on its balance sheet to generate ongoing net interest income rather than selling or participating the loans and receiving a one time gain on sale.

Credit Quality

General.

As of December 31, 2004 the Company had one $393,000 non-performing multifamily loan. The loan subsequently paid off in January 2005 with full collection of principal and interest. Management believes that non-performing loans will generally be well secured and or reserved, real estate acquired through foreclosure will be properly valued, and inherent losses are provided for in the allowance for loan losses. However, there can be no assurance that future deterioration in local or national economic conditions, collateral values, borrowers’ financial status, or other factors will not result in future credit losses and associated charges against operations. Concerning real estate acquired via foreclosure, no assurance can be provided regarding when these properties will be sold or what the terms of sale will be when they are sold. It is the Company’s general policy to obtain appraisals at the time of foreclosure and to obtain updated appraisals periodically for foreclosed properties that remain unsold.

Non-accrual, Delinquent, and Restructured Loans.

Management generally places loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. Management also places loans on non-accrual status when they are less than 90 days delinquent when there is concern about the collection of the debt in accordance with the terms of the loan agreement. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid or the original repayment terms due to financial difficulties of the borrower or because of issues with the collateral securing the loan. As of December 31, 2004 there was one non-accrual and no restructured loans.

All payments on non-accrual loans are recognized on a cash basis until the loan is returned to current status and the quality of the loan has improved to warrant further accruals. Once non-accrual loans are brought current and have exhibited improved performance, the previously reserved delinquent interest is reversed and the loan is returned to accrual status.

Interest income foregone on non-accrual loans outstanding at year-end totaled $14,000 and $0 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the Company had no commitments to extend additional funds to loans on non-accrual status.

Delinquent Loan Procedures

Specific delinquency procedures vary depending on the loan type and period of delinquency. However, the Company’s policies generally provide that loans be reviewed monthly for delinquencies, and that if a borrower fails to make a required payment when due, the Company institutes internal collection procedures. For mortgage loans, written late charge notices are mailed no later than the 15th day of delinquency. At 25 days past due, the borrower is contacted by telephone and the Company makes a verbal request for payment. At 30 days past due, the Company begins tracking the loan as a delinquency, and at 45 days past due a notice of intent to foreclose is mailed. When contact is made with the borrower prior to foreclosure, the Company generally attempts to obtain full payment or develop a repayment schedule with the borrower to avoid foreclosure.

Non-performing Assets

Non-performing loans include non-accrual loans, loans 90 or more days past due and still accruing interest, and restructured loans. Non-performing assets include all non-performing loans, real estate acquired through foreclosure, and repossessed consumer assets.

Real estate acquired through foreclosure is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of acquired property is regularly evaluated and, if appropriate, an allowance is established to reduce the carrying value to fair value less estimated costs to sell. The Company typically obtains appraisals on real estate acquired through foreclosure at the time of foreclosure. The Company generally conducts inspections on foreclosed properties and properties deemed in-substance foreclosures on a quarterly basis.

Criticized And Classified Assets

To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting current and potential problem assets. Under these guidelines, both asset specific and general portfolio valuation allowances are established. The Company currently classifies problem and potential problem assets into one of four categories, presented below in order of increasing severity.

Special Mention Assets.

Special Mention loans, or Other Assets Especially Mentioned (sometimes referred to as “watch list” loans) possess weaknesses, but do not currently expose the Company to sufficient risk to warrant categorization as a classified asset or assignment of a specific valuation allowance. Weaknesses that might categorize a loan as Special Mention include, but are not limited to, past delinquencies or a general decline in business, real estate, or economic conditions applicable to the loan.

Classified Assets.

Substandard.

Substandard loans have one or more defined weakness and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

As of December 31, 2004, the Company had six special mention loans totaling $1,618,000 and four loans totaling $1,751,000 classified as substandard. The Company’s largest substandard asset is $537,000 land loan in Northern California.

Allowance For Loan Losses.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Company’s loan portfolio. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including, but not limited to, asset classifications, the size and mix of the loan portfolio, economic trends and conditions, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, changes in non-performing and past due loans, and the Company’s underwriting policies.

General valuation allowances represent loss allowances that have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. In addition to the requirements of Generally Accepted Accounting Principles in the United States of America, or “GAAP”, related to loss contingencies, a state chartered industrial banking company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and DFI. The FDIC, in conjunction with other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions:

•       Have effective systems and controls to identify, monitor, and address asset quality problems

•       Analyze all significant factors that affect the collectibility of the loan portfolio in a reasonable manner

•       Establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

Various regulatory agencies, in particular the DFI and the FDIC, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. These agencies may require the Company to make additional provisions for loan losses, based on their judgments of the information available at the time of the examination. Although management believes that the allowance for loan losses is adequate to provide for estimated inherent losses in the loan portfolio, future provisions charged against operations will be subject to continuing evaluations of the inherent risk in the loan portfolio. In addition, if the national or local economy declines or asset quality deteriorates, additional provisions could be required. Such additional provisions could negatively and materially impact the Company’s financial condition and results of operations.

The Company continually monitors the adequacy of its Allowance for Loan Losses and may increase the allowance in the future. The growth in the nominal size of the loan portfolio has led management to increase the amount of the allowance in recent years. As of December 31, 2004 the allowance for loan losses was $3.6 million, or 1.09% of net loans receivable. As of December 31, 2003 the allowance for loan losses was $2.7 million, or 1.09% of net loans receivable. Although management believes the Company’s loan loss allowance is adequate to absorb probable losses in its loan portfolio, management cannot predict these losses or whether the allowance will be adequate or that regulators will not require the Company to increase this allowance.

Loan Concentrations

The Company’s loan portfolio at December 31, 2004 presented significant geographic concentration. 94% of the Company’s loans outstanding at December 31, 2004 were secured by real estate located in the seven counties which constitute the Company’ s primary lending area:

•       San Francisco County, 27% of loan portfolio

•       Marin County, 21% of loan portfolio

•       Alameda County, 18% of loan portfolio

•       Contra Costa County, 9% of loan portfolio

•       Santa Clara County, 8% of loan portfolio

•       Sonoma County, 6% of loan portfolio

•       San Mateo County, 5% of loan portfolio

This concentration provides certain benefits. For example, the Company has become well known in its market areas and therefore attracts more business. In addition, management develops a more comprehensive knowledge of real estate values and business trends in markets where lending is regularly conducted. However, this concentration also presents certain risks. A natural disaster such as an earthquake centered in the San Francisco Bay Area would affect the Company more significantly than firms with loans geographically dispersed over a wider area. Another concentration risk is that a downturn in the economy or real estate values in the San Francisco Bay Area would disproportionately unfavorably affect the Company versus a State-wide or national lender. The geographic concentration of the Company’s loans is an important factor that management considers in determining appropriate levels of general loan loss reserves.

The Company is evaluating the following trends and factors which in management’s opinion may increase the inherent loss in the loan portfolio:

•       A general reduction in national economic growth and increases in the unemployment rate may affect local real estate values.

•       The increasing interest rate environment that is expected in 2005 may slow economic growth and may affect local real estate values.

•       The potential affect of lower stock prices on consumer spending, liquidity, and investment, with a particular concern regarding effects on the demand and pricing for real estate in the Bank’s primary market areas.

•       Falling prices is residential or Commercial real estate.

To the extent that the Company is successful in its strategic plan and therefore continues to expand its loan portfolio and to increase the proportion of non-residential loans in the portfolio, Management anticipates increasing, in future periods, the allowance for loan losses in a manner consistent with the Company’s loan loss allowance methodology. Experience across the financial services industry indicates that commercial business and income property loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves. The significant geographic concentration in the loan portfolio may also necessitate suitably higher levels of reserves.

Please refer to Note 3 to the Consolidated Financial Statements and the Management’s Discussion and Analysis for additional information concerning loans.

Investment Activities

Cash Equivalents.

The Company does not include certain short term, highly liquid investments as investment securities, instead classifying these as cash equivalents. These include:

•       Federal funds sold.

•       Securities purchased under agreements to resell

•       Commercial paper

•       Money market mutual fund investments

•       Bankers’ acceptances

•       Certificates of deposit in federally insured financial institutions

Liquidity Maintenance.

State chartered industrial banking companies have the authority to invest in various types of liquid assets, as defined in applicable regulations, including United States Treasury obligations, securities of or guaranteed by various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, and federal funds. Management believes that maintaining an adequate level of liquidity at all times is fundamental to effective guidance of a financial institution. Management believes that the Company at all times in 2004 maintained a level of available liquidity considered to be adequate to meet foreseeable operational needs.

Investment Policies.

In addition to liquid assets, subject to various restrictions, state chartered industrial banking companies may also invest in various other types of securities, including investment-grade corporate debt securities, mortgage-backed securities, asset-backed securities, collateralized mortgage obligations not guaranteed by a federal agency, and mutual funds whose assets conform to the investments that a state chartered industrial banking company is otherwise authorized to make directly. The Company maintains separate internal investment policies for the Bank. These policies are established by the board of directors with the key objectives of:

•       Providing and maintaining liquidity

•       Generating a favorable total return on a risk-adjusted basis

•       Managing the overall interest rate risk profile

•       Maintaining compliance with various associated regulations

•       Controlling credit risk exposure

Specifically, the Company’s policies generally limit investments to publicly traded securities that are investment grade. These policies prohibit the Company’s maintenance of a trading portfolio as defined under SFAS No. 115.

Accounting And Reporting.

Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as a component of other comprehensive income and are included in shareholders’ equity.

At December 31, 2004 the Company’s investment portfolio was composed of adjustable rate and balloon pass through mortgage backed securities. In 2004 the Company increased its investment portfolio in pursuing the following objectives:

•       Generating a steady stream of cash flows to provide liquidity in support of the expanding loan portfolio

•       Increasing the interest rate sensitivity of the portfolio in conjunction with the Company’s asset / liability management program

•       Deploying the capital that was obtained through the Company’s capital offering through a short term leverage transaction to increase return on equity and to allow assets to be re-deployed from investments into loans.

Please refer to Note 2 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information concerning investment securities.

Sources of Funds

General.

The Company’s primary sources of funds are customer deposits, principal, interest, and dividend payments on loans and securities, FHLB advances and other borrowings, and, to a lesser extent, proceeds from sales of loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Retail Deposits.

The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposits consist of non interest and NOW checking accounts, savings accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. The Company’s deposits are obtained predominantly from Marin County, California where its branches are located. The Company relies primarily on customer service and relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Bank will also accept brokered deposits and non-brokered wholesale deposits from time to time. Management continually monitors the Company’s certificate accounts and historically the Company has retained a large portion of such accounts upon maturity. Many of the customers who invest in certificate accounts are candidates for the Company’s private banking services.

The Company’s strategic plan incorporates increasing the percentage of deposits represented by transaction accounts. Management believes that transaction accounts present the opportunity to strengthen customer relationships, build franchise value, generate fee income, and lower the Company’s relative cost of funds. In addition, an expansion in transaction accounts supports the Company’s asset / liability management program, as transaction accounts are generally less interest rate sensitive than most alternative sources of funding.

In recent years, the Company has introduced a series of money market accounts specifically designed for certain target markets. For example, in 2004 the Company continued to offer a highly tiered money market account specifically designed to attract higher average balance depositors who might otherwise pursue money market mutual funds. As a result, money market and savings deposit balances have increased in recent years, from $75.8 million at December 31, 2002 to $87.1 million at December 31, 2003, to $123.0 million at December 31, 2004. The Company has had notable success in obtaining new money market and savings account funds in 2004 as it has been able to offer attractive rates while still maintaining a moderate cost of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. By December 2004 deposits reached $11.5 million, and by February 28, 2005 deposits reached $16.6 million. The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of December 31, 2004 the rate was 2.50%.

The Company’s other area of focus in deposit acquisition in recent years has been checking accounts, coincident with the Company’s business strategy of becoming more of a community based financial services organization, meeting the primary financial needs of both consumers and small businesses. Total checking balances expanded from $10.1 million at December 31, 2002 to $19.1 million at December 31, 2003 and to $20.8 million at December 31, 2004.

The increase in checking account balances during 2004 was supported by increased account balances maintained by local businesses with which the Company established comprehensive relationships, through such services as lines of credit, courier service, real estate financing, and dedicated account relationship officers. The Company plans to augment its business checking product line further in 2005 with an enhancement to its internet banking services for businesses. The Company also plans to augment its line of consumer checking products in 2005 through the opening of a new branch and the expansion of its retail sales force.

During 2004, the Company’s certificate of deposit portfolio increased by $25.4 million. During the past several years, the Company has focused its deposit related sales efforts on transaction accounts as a means of increasing net interest margins, bolstering fee income, and building more comprehensive customer relationships. Nonetheless, the Company has seen an increase in certificates of deposit, partially in response to declines in the stock market. The Company encounters significant price competition for certificates of deposit from one local thrift in particular, and from new or Internet banks seeking to build their customer bases through aggressive pricing without regard to short term profitability.

The Company’s weighted average cost of deposits at December 31, 2004 was 2.10%, 1 basis point below the 11th District Cost of Funds Index for December 2004 of 2.11%. While COFI contains funding components other than deposits, the Company uses a comparison to COFI as a benchmark of its success in managing its cost of deposits. The Company seeks to manage its cost of deposits both via pricing for individual products and through the deposit portfolio product mix. The Company’s weighted average cost of deposits decreased initially in 2004 but began to rise later in the year in response to the series of interest rate increases instituted by the Federal Reserve. The Company maintained no deposits in foreign banking offices at December 31, 2004.

Please refer to Note 6 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information concerning deposits.

Borrowings and Wholesale Certificates of Deposit

From time to time, the Company obtains borrowed funds through FHLB advances, brokered deposits, and wholesale deposits not obtained through brokers. The Company also has access to federal funds purchased and securities sold under agreements to repurchase as alternatives to retail deposit funds. The Company will continue to utilize these sources in the future as part of its operating strategy. Borrowings are also utilized to acquire certain other assets as deemed appropriate by management and to better utilize the capital resources of the Bank and the Company. Borrowings are also used as a tool in the Company’s interest rate risk management process.

FHLB advances are collateralized by the Bank’s pledged mortgage loans and investment securities and investments in the capital stock of the FHLB. See “SUPERVISION AND REGULATION—Federal Home Loan Bank System.”  FHLB advances are made pursuant to several different credit programs with varying interest rate, amortization, and maturity terms. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. During 2003 and 2004 the Bank used FHLB advances to manage interest rate risk, to provide needed liquidity, and to supplement deposit gathering activity. As of December 31, 2004 FHLB borrowings totaled $115.8 million and there was $54.2 million in additional available borrowing capacity.

The Bank has the ability to obtain wholesale certificates of deposit through approved deposit brokers. These brokered deposits are obtained for rates and terms that are generally comparable to what the Company can obtain through its retail marketing efforts. The Bank also has the ability to obtain wholesale deposits directly from investing institutions without the use of a deposit broker. The Bank will continue to obtain brokered and non-brokered wholesale CD’s as appropriate in the execution of its long term strategic plan.

The Bank maintains federal funds lines of credit with two correspondent banks. From time to time, the Bank may borrow federal funds from its correspondent banks as a source of short term liquidity.

Please refer to Note 8 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information regarding FHLB advances.

Junior Subordinated Debentures

On June 27, 2002, the Company completed its offering of junior subordinated debentures in the amount of $10.3 million. The securities were issued by a special purpose business trust formed by the Company and were sold to a pooled investment vehicle sponsored by Bear Stearns L.P. and Salomon Smith Barney Inc. in a private transaction. The securities were sold pursuant to an applicable exemption from registration under the Securities Act and have not been registered under the Act. Bear Stearns assisted the Company in the placement of the trust preferred securities. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The $10.3 million in junior subordinated debentures have a floating rate of interest, which is reset quarterly, equal to 3-month LIBOR plus 3.65%. The floating rate, however, may not exceed 12.0% for the first five years. As of December 31, 2004 the floating rate was 5.72%.

Please refer to Note 7 to the Consolidated Financial Statements and the Management Discussion and Analysis for additional information regarding the junior subordinated debentures.

Investment Advisory Services

In 2003 and 2004 pursuant to a referral agreement investment advisory services and financial planning services were offered in the Bank’s branches through its affiliate, Kit Cole Investment Advisory Services, “KCIAS”. Kit M. Cole, the Chairman/CEO of Epic Bancorp is the CEO of KCIAS and its principal shareholder. The agreement provided that Epic Bancorp’s subsidiary, Tamalpais Bank, referred potential investment advisory clients to KCIAS. While not required to do so by agreement, KCIAS referred loan business to the Bank. The agreement between KCIAS and Epic Bancorp’s subsidiary, Tamalpais Bank, wherein Tamalpais Bank referred potential investment advisory clients to KCIAS ended as of December 31, 2004.

Management believes that these services are important to the Company’s continued efforts on building its private banking and high net worth client base. Therefore, Epic Bancorp formed a new wholly owned subsidiary in the first quarter of 2005, Epic Wealth Management “EWM”. EWM was initially capitalized by a $100,000 capital infusion by Epic Bancorp. Additional capital infusions to EWM from Epic Bancorp totaled $125,000 in February and $179,000 in March 2005. Kit M. Cole is acting as the interim CEO of Epic Wealth Management.

An agreement between EWM and Tamalpais Bank for Tamalpais Bank to refer investment advisory clients to Epic Wealth Management was entered into in January 2005.

EWM is in negotiations with KCIAS to potentially acquire some of the relationships with the former clients of KCIAS. The terms and amount of any potential payment to KCIAS for the acquisition of former KCIAS clients has not yet been determined and therefore, is unknown at this time. In the first quarter of

2005 KCIAS and EMW entered into an interim arrangement covering certain revenue and expense sharing.

SUPERVISION AND REGULATION

General

Industrial banking companies are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the benefit of shareholders. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The following discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of The Company

General.

The Company is not under direct oversight by the FDIC or the DFI. However, as a part of their examinations of the Bank, the FDIC and DFI may review the operating records of the holding company as they review affiliated party transactions and to determine any obligation that the Bank will have to cover the holding company’s operating expenses or funding commitments. The Company is not a bank holding company and accordingly is not regulated by the Board of Governors of the Federal Reserve System.

Directors, officers and principal shareholders of the Company have had and will continue to have banking transactions with the Bank in the ordinary course of business. Any loans and commitments to lend included in such transactions are made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risks of collection or presenting other unfavorable features.

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act (See Item 1. Business; Supervision and Regulation; Sarbanes-Oxley Act of 2002.)

Restrictions on Acquisitions.

Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in FDIC regulations, of a federally insured institution without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution in California without prior DFI approval.

Regulation of The Bank

The Bank, as a California chartered industrial bank, is subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations; Capital Resources.)

Dividends and Other Transfer of Funds

Dividends from the Bank constitute the principal source of funds to the Company. The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by California law. Under California law, shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank (See Item. 1 Business; Supervision and Regulation; Prompt Corrective Action.)

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Furthermore, such secured loans and investments by the Bank to or in the Company or to or in any other affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restriction with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transaction with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law (See Item. 1 Business; Supervision and Regulation; Prompt Corrective Action.)

The FDIC has established risk-based minimum capital guidelines with respect to the maintenance of appropriate levels of capital by United States banking organizations. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. As of December 31, 2004 the Bank was “Well Capitalized” with a total capital to risk-adjusted assets of 11.0%, a Tier 1 capital to risk adjusted assets ratio of 10.0%, and a leverage ratio of 8.1%.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2004, the Bank exceeded all of the required ratios for classification as “well capitalized.”

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activities must incorporate a measure for market risk in its regulatory capital calculations.

In addition to measures taken under the prompt corrective action provisions, industrial banking organizations may be subject to potential enforcement actions by the supervising agencies for unsafe or unsound practices in conducting their businesses for violations of law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions vary commensurate with the severity of the violation.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, any insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

The Company’s deposit accounts are insured by the Bank Insurance Fund (“BIF”), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2004, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

The Community Reinvestment Act (“CRA”)

The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires the Company to identify the communities served by the

Company’s offices and to identify the types of credit and investments the Company is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the Company’s regulators to assess the Company’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

A bank’s compliance with its CRA obligations is determined based on a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC. The Bank received an overall rating of outstanding in complying with its CRA obligations.

Transactions with Related Parties

The Bank’s authority to engage in transactions with related parties or “affiliates” ( e.g. , any company that controls, is controlled by or is under common control with an institution, including the Company and any non-financial institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of covered transactions as follows:

•       To an amount equal to 10% of the Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•       To an amount equal to 20% of the Bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, an institution and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the Bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

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

The Bank’s authority to extend credit to executive officers, directors, and 10% shareholders, as well as entities such persons control, is governed by the Federal Reserve Act and Federal Reserve Regulation O through application of the FDI Act. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. Specific legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. For information concerning loans to executive officers and directors of the Company, please refer to Note 19 to the Consolidated Financial Statements.

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

Financial Services Modernization Legislation

In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) was enacted. The GLB Act repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB Act provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The GLB Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

To the extent that the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB Act is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

USA PATRIOT Act of 2001

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

Management believes that the Bank is currently in compliance with the Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers. As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. It is anticipated that the Company will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

California Financial Information Privacy Act/Fair Credit Reporting Act

In 1970, the federal Fair Credit Reporting Act (the “FCRA”) was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information. Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system. The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions. Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA. The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. The Act  would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and would require the Bank to adopt new policies, procedures and disclosure documentation if implemented as enacted. The cost of complying with this legislation is not predictable at this time.

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privacy Act.  The FACT Act requires the Board of Governors and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that those regulations must become effective within six months of issuance. The provisions of the regulations that will implement the FACT Act, and the timing of their effect on the Bank, cannot be determined at this time.

Check 21 Act

On December 22, 2003, the Board of Governors approved a proposed rule to amend Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (“Check 21 Act”). The Check 21 Act was enacted on October 28, 2003 and becomes effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Board’s proposed amendments: 1) set forth the requirements of the Check 21 Act that apply to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank endorsement and identification requirements for substitute checks. The proposed amendments also clarify some existing provisions of the rule and commentary.

The Bank began imaging  its customers’ checks in 2003 and anticipates that the Check 21 Act will have limited impact on the Bank. The Act provides for “paperless” clearing of transit items which may provide some cost savings in transportation costs.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•       making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending;

•       inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•       engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•       interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•       subordinate-lien loans of 10 percentage points above Treasury securities, and

•       fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn’t be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Impact of Monetary Policies

The earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve’s actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

Consumer Protection Laws and Regulations

The Bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Due to heightened regulatory concern related to compliance with the TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Loans to One Borrower Limitation

Pursuant to the California Financial Code, a state chartered industrial banking company’s total unsecured loans or extensions of credit to a single or related group of borrowers may not exceed 15% of the sum of the Bank’s shareholders’ equity,  allowance for loan losses, and capital notes and debentures. The total of secured and unsecured loans or extensions of credit to a single or related group of borrowers may not exceed 25% of the sum of the Bank’s shareholders’ equity,  allowance for loan losses, and capital notes and debentures.

At December 31, 2004, the Bank’s limit on loans to one borrower was $5.5 million for unsecured loans and $9.2 million total unsecured and secured loans. At December 31, 2004, the Bank’s largest aggregate outstanding balance of loans to one borrower totaled approximately $6.0 million. This consists of one $3.1 million loan secured as an abundance of caution by real estate, three loans totaling $2.8 million secured by multifamily and commercial real estate, and a $1 million line of credit with a disbursed balance of $1,000 secured as an abundance of caution by real estate.

Federal Home Loan Bank System

The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•       1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•       4.7% of its FHLB advances or borrowings.

The Bank’s required investment in FHLB stock, based on December 31, 2004 financial data, was $5.4 million. At December 31, 2004, the Bank had $6.9 million of FHLB stock.

Other

Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the FDIC and the DFI may affect the business of the Company and the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company and the Bank.

Regulation of Non-banking Affiliates—Epic Wealth Management

Epic Wealth Management, which was created in January 2005 to offer registered investment advisory services, is registered with the SEC and is a member of the NASD. Epic Wealth Management is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered investment advisors cover such issues as: capital requirements; sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; qualification and licensing of sales personnel; and limitations on the extension of credit in securities transactions.

The SEC’s risk assessment rules also apply to Epic Wealth Management as a registered investment advisor. These rules require registered investment advisory to maintain and preserve records and certain information, describe risk management policies and procedures, and report on the financial condition of affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the investment advisor.

In addition to federal registration, state securities commissions require the registration of certain investment advisors.

Violations of federal, state and NASD rules or regulations may result in the revocation of investment advisor licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm.

Other Information

Neither the Company nor the Bank holds material patents, trademarks, licenses, franchises or concessions. No expenditures have been made by the Company, during the last two fiscal years, on material research activities relating to the development of services or the improvement of existing services.

Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company or the Bank.

The Company’s business is not seasonal. The Company intends to continue with the same basic industrial banking activities that have characterized the Company’s operations since its inception. The Company anticipates continued profitable growth while maintaining sound credit and management policies.

Employees

As of December 31, 2004, the Company directly employed one full time employee. As of December 31, 2003, the Company directly employed one part time employee.

As of December 31, 2004, the Bank employed forty eight (48) full-time employees, including three executive officers. As of December 31, 2003, the Bank employed thirty seven (37) full-time employees, including three executive officers.

Factors That May Affect Future Results of Operations

The Company’s inability to execute its business strategy could adversely affect its financial performance.

The Company’s financial performance and profitability depends, in large part, on its ability to favorably execute its business strategy in converting to a private banking focused financial services firm. This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Company will be successful in its business strategy.

The Company’s new business segments could adversely affect its financial performance.

The Company has opened two new branches in 2004, began a new SBA lending division in 2004, created a new subsidiary offering registered investment advisory services in January 2005, and expects to open an additional branch in 2005. These new business segments involve up front investments in personnel, facilities, and technology. Earnings could suffer if these new business segments do not produce the planned level of revenue. In addition, establishing these new operations has consumed a significant amount of management’s time, and business activities in other areas of the company could suffer as a result.

There is strong competition in the Company’s market area and the Company may be unable to increase its market share.

The Company faces substantial competition for deposits and loans throughout its market area, and expects to face substantial competition for its other contemplated products and services. Competition for deposits comes primarily from five other financial institutions that control 69% of the market share in Marin County. These institutions include three national banks, one regional bank, and one community bank, and all of these competitors have greater resources than does the Company. Competition for loans comes from other commercial banks, savings institutions, mortgage banking firms, credit unions, and other financial intermediaries, as well out of state financial intermediaries which have opened low-end production offices or which solicit deposits in the Company’s market areas. Many of the financial intermediaries operating in the Company’s market area offer certain services, such as trust, investment and international banking services, which we do not offer directly. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits and as a result are able to serve the credit and investment needs of larger customers.

The Company’s multi-family residential and commercial real estate loans held for investment are relatively unseasoned, and defaults on such loans could adversely affect its financial condition and results of operations.

At December 31, 2004, the Company’s multi-family residential loans amounted to $126.1 million, or 38% of its total loans net of unearned income, and the average size of its multi-family residential loans was $624,000 as of that date. At December 31, 2004, The Company’s commercial real estate loans amounted to $147.4 million, or 45% of its total loans, net of unearned income, and the average size of its commercial real estate loans was $505,000 as of that date. The Company’s multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after December 31, 2002, and are, consequently, unseasoned. The payment on these loans is typically dependent on the successful operation of the property, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans could negatively affect The Company’s financial condition, results of operations and prospects.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely affect its growth strategy and prospects.

The Company relies on customer deposits and on advances from the Federal Home Loan Bank of San Francisco, or FHLB, to fund its operations. The Company has historically utilized certificates of deposit obtained out of its market area. As of December 31, 2004, the Company had $116 million in FHLB borrowings, $32 million of brokered certificates of deposit, and $17 million of non-brokered wholesale certificates of deposit. While the Company has reduced its reliance on wholesale funding in the last half of 2004 and has been successful in promoting its money market deposit product, brokered and non-brokered wholesale deposits nevertheless constituted 18% of total deposits as of December 31, 2004. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time, were its financial condition or market conditions to change.

The Company’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely affect its profitability.

At December 31, 2004, the Company’s securities portfolio totaled $62.9 million, of which $22.0 million was classified as available-for-sale, and $40.9 million was classified as held to maturity, and was comprised of mortgage-backed securities which are insured or guaranteed by government-sponsored enterprises. These securities amounted to 15% of total assets and are sensitive to interest rate fluctuations. The unrealized gains or losses in the Company’s available-for-sale portfolio are reported as a separate component of shareholders’ equity until realized upon sale. As a result, future interest rate fluctuations may affect shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold these securities until maturity or until market conditions are favorable for a sale could adversely affect the Company’s financial condition, profitability and prospects.

The Company may have difficulty managing its growth, which may divert resources and limit its ability to successfully expand its operations.

The Company has grown substantially from $109.0 million in total assets and $99.4 million in total deposits at December 31, 2000 to $425.6 million in total assets and $274.6 million in total deposits at December 31, 2004. The Company has expanded the number of full service branches from one as of December 31, 2001 to five as of December 31, 2004 and one additional branch is currently under construction. The Company expects to continue to experience significant growth in the amount of its assets, the level of its deposits, the number of its clients and the scale of its operations. The Company’s future profitability will depend in part on its continued ability to grow and the Company can give no assurance that it will be able to sustain its historical growth rate or even be able to grow at all.

Deterioration of local economic conditions could hurt the Company’s profitability.

The Company’s operations are located in Northern California and its lending activities are concentrated in San Francisco, Marin, Alameda, Contra Costa, Santa Clara, Sonoma, and San Mateo Counties. Deposit generation is generally limited to Marin County. Although the Company has diversified its loan portfolio into other California counties, the vast majority of its credits remain concentrated in the seven primary counties. As a result of this geographic concentration, the Company’s results depend largely upon economic and real estate market conditions in these areas. A deterioration in economic or real estate market conditions in the Company’s primary market area could have a material adverse affect on the quality of its loan portfolio, the demand for its products and services, and its financial condition and results of operations. In addition, because the Company does not require earthquake insurance in conjunction with its real estate lending, an earthquake with an epicenter in or near the Company’s primary market areas could also significantly adversely affect its financial condition and results of operations. See “DESCRIPTION OF BUSINESS—Lending Activities.”

Deterioration of real estate markets could hurt the Company’s performance.

At December31, 2004, approximately 94% of the Company’s loans were secured by real estate. The Company’s ability to continue to originate real estate secured loans may be impaired by adverse changes in local and regional economic conditions in the real estate market, increasing interest rates, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse affect on the value of the collateral, resulting in losses to the Company. For information about the Company’s real estate loans, see “DESCRIPTION OF BUSINESS-Lending Activities,” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–Allowance and Provision for Loan Losses.”

Loan and lease losses could hurt the Company’s operating results.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Company adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to control this risk by assessing the likelihood of non-performance, tracking loan performance, and diversifying the credit portfolio. These policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Company’s financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company’s ability to predict, influence, or control.

Interest rates and general economic conditions could hurt the Company’s results of operations and share price.

The Company’s operating income and net income depends to a great extent on “rate differentials,” i.e., the difference between the income received from loans, securities and other earning assets, and the interest expense paid on deposits and other liabilities. These rates are highly sensitive to many factors beyond its control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities, and in particular, the Board of Governors of the Federal Reserve System. The Company is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. As a result, significant fluctuations in interest rates may result in an adverse effect on the Company’s financial condition and results of operations. See “SUPERVISION AND REGULATION—Effect of Monetary Policies” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Liquidity and Liability Management.”

The Company relies heavily on technology and computer systems and computer failure could result in loss of business and adversely affect its earnings.

Advances and changes in technology could significantly affect the Company’s business and operations. The Company anticipates converting to a new data processing provider in 2005 and faces significant expenditures and commitments of management’s time for this conversion. The Company may face many challenges including the increased demand for providing computer access to its accounts and the systems to perform banking transactions electronically. The Company’s ability to compete depends on its ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. In addition, The Company’s business and operations are susceptible to negative affects from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems.

The Company’s business strategy relies upon its Chief Executive Officer and other key employees.

The Company is, and for the foreseeable future will be, dependent upon the services of Kit M. Cole, who serves as Chairman and Chief Executive Officer of the Company and Chairman of the Bank, Mark Garwood, who serves as President and Chief Executive Officer of the Bank, Michael Moulton, who serves Chief Financial Officer of the Company and the Bank, and on the services of other senior officers retained by the Company. The loss of the services of Ms. Cole, Mr. Garwood, Mr. Moulton or other key employees could have a material adverse effect on The Company’s operations. See “MANAGEMENT.”

The Company’s ability to service its debt, pay dividends, and otherwise pay its obligations as they come due is substantially dependent on capital distributions from the Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of the Company’s funds from which it services its debt and pays its obligations and dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the Company, is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations or pay dividends on its outstanding common stock. The inability to receive dividends from the Bank would adversely affect the Company’s business, financial condition, results of operations and prospects.

The Company is subject to extensive regulation which could adversely affect its business.

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact the Company’s operations. If these or any other laws, rules or regulations are adopted in the future, they could make compliance much more difficult or expensive, restrict the Company’s ability to originate or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company or otherwise materially and adversely affect its business, financial condition, prospects or profitability.

Item 2—Description of Property

The following table sets forth information relating to each of Epic Bancorp’s offices as of December 31, 2004:

	Leased	Original Date	Date of
	Or	Leased or	Lease
	Owned	Acquired	Expiration
Administrative Offices:
4380 Redwood Hyw. Suite A-1	Leased	2/27/2002	3/31/2005
San Rafael, California 94903
Full Service Branch Offices Currently Open:
851 Irwin St. Suite 100	Leased	8/18/1998	8/31/2008
San Rafael, California 94901
453-455 Miller Ave.	Leased	5/1/2002	4/31/2012
MillValley, California 94941
575 Sir Francis Drake Blvd.	Leased	7/23/2002	7/31/2012
Greenbrae, California 94904
100 Sir Francis Drake Blvd.	Leased	11/15/2002	11/15/2017
San Anselmo, California 94960
630 Las Gallinas Ave	Leased	12/17/2003	12/17/2013
San Rafael, California 94903
Stand Alone ATM Machine
735 College Ave.	Leased	5/29/2003	5/29/2006
Kentfield, California 94904
Full Service Branch Offices Not Yet Open:
71 Casa Buena Dr	Leased	12/29/2003	12/29/2013
Corte Madera, California 94925

Management believes that its existing facilities are adequate for its present needs and that the Company’s insurance coverage on its properties is adequate.

Item 3—Legal Proceedings

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

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a public offering of the Company’s common stock at $13.00 per share. Of the 2,000,000 shares offered, 510,599 shares were sold by Epic Bancorp and 1,444,290 shares were sold by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of the Company is the CEO of the general partner, Cole Financial Ventures, Inc. Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors. The offering raised $6.4 million in additional capital, net of fees and expenses, for the Company.

On August 9, 2004, the Company’s Common Stock was listed on the Nasdaq SmallCap Market under the symbol “EPIK”. Prior to that date the Company’s stock was not listed on a stock exchange.

The following table sets forth those trades since January 1, 2003 through August 8, 2004 of which we have knowledge, including the quarter in which the trades occurred and the range of sales price per share:

	Sales Price of Common Stock
	High	Low
2004
First Quarter	$13.00	$13.00
Second Quarter	—	—
Third Quarter	—	—
2003
First Quarter	$10.00	$8.33
Second Quarter	10.00	10.00
Third Quarter	—	—
Fourth Quarter	13.00	13.00

The following table sets forth the low and high closing prices for the period from August 9, 2004 through December 31, 2004.

Period	Closing Prices
	Low	High
August 10 to September 30, 2004	$12.25	$15.40
Fourth Quarter 2004	14.35	16.70

Holders

As of February 28, 2005, there were approximately 713 holders of the Company’s Common Stock. There are no other classes of equity outstanding.

Dividends

The Company initiated a cash dividend program in 2004. The Company paid four $0.025 per share cash dividends in 2004. In addition, the Company declared a $0.03 per share cash dividend in the first quarter of 2005. Prior to 2004, Epic Bancorp has paid only one cash dividend of $0.05 per share, which was payable in April, 2001. The Company’s primary source of income is dividends from the Bank, and the Bank is subject to certain regulatory restrictions which may limit its ability to pay dividends to the Company (See Item 1. Business; Supervision and Regulation; Dividends and Other Transfer of Funds.)

The following chart provides information as of December 31, 2004 concerning the Bank’s Stock Option Plans, the Bank’s only equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column(a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	329,227	10.45	85,378
2003 Non-Employee Directors’ Stock Option Plan	66,000	12.18	—
Equity compensation plans not approved by security holders	—	N/A	—
Total	395,227	10.74	85,378

Item 6—Management’s Discussion and Analysis

Overview

The Company is a California corporation formerly known as San Rafael Bancorp. The Company’s principal asset is the common stock of the Bank, a California-chartered industrial bank, headquartered in San Rafael, California. In January 2005 the Company created a new subsidiary, Epic Wealth Management, offering registered investment advisory services primarily in the Bank’s Marin County marketplace. The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of high net worth individuals and small-to-mid-size commercial businesses and to property owner/investors. The Company attracts deposits from the Marin County community by offering convenience, a friendly differentiated branch environment, competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past four years, the Company has grown significantly; however, its business is subject to various risks which are discussed in “Business; Factors That May Affect Future Results of Operations” in Item 1 hereof.

Based on historical results and current economic forecasts, management anticipates that the Company will continue to grow in 2005. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

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

Allowance for Loan Losses.

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.

We evaluate our allowance for loan loss on a monthly basis. We believe that the allowance for loan loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

We determine the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. We segment the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. We analyze the following components of the portfolio and provide for them in the allowance for loan losses:

•       All significant credits on an individual basis that are classified doubtful.

•       All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for a part of an appropriate pool.

•       All other loans that are not included by our credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g. pools of smaller delinquent, special mention and classified commercial and industrial, Real Estate Loans).

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

General

The consolidated Company is comprised of two entities as of December 31, 2004, the parent company, Epic Bancorp, formerly San Rafael Bancorp, (the “Company”) and its wholly owned subsidiary, Tamalpais Bank (the “Bank”). San Rafael Capital Trust I (the “Trust”) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures trust preferred securities and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million of trust preferred securities are so reflected. The Bank represents substantially all of the operational activities of the Company, and accordingly, the discussion and analysis of the Bank and Company are substantially the same.

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

In January 2005, Epic Bancorp established Epic Wealth Management, a new subsidiary offering registered investment advisory services to the Bank’s clients and to the general Marin County marketplace. Epic Wealth Management was initially capitalized by a $100,000 capital infusion by Epic Bancorp. Additional capital infusions to Epic Wealth Management from Epic Bancorp totaled $125,000 in February 2005 and $179,000 in March 2005, for a total capital infusion of $404,000 through March 24, 2005. Because Epic Wealth was not in operation during 2004, the accompanying financial statements and financial data does not include the results of Epic Wealth Management.

For the year ended December 31, 2004 we reported, on a consolidated basis, net income of $3,448,000 as compared to $2,798,000 for 2003. Basic earnings per share were $0.97 for 2004 as compared to $0.89 for 2003. Diluted earnings per share were $0.94 for 2004 as compared to $0.87 for 2003

The increase in net income and basic and fully diluted earnings per share in 2004 over the prior year period was primarily the result of several factors:

•       In 2004 net interest income increased by $2,853,000 (26%) over 2003, primarily as a result of a 32% increase in the amount of average earning assets.

•       In 2004 noninterest income increased by $254,000 (45%) over 2003, primarily as a result of a $336,000 increase in the gain on sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during 2004.

Partially offsetting these items, which had a positive impact on net income, was an increase in noninterest expense. Noninterest expense in 2004 increased $2,378,000 (37%) over 2003 primarily to due to increased staff and facilities, and costs associated with the capital offering completed in the first quarter of 2004 and listing the Company’s stock on the NASDAQ Small Cap Market. Income tax expense decreased by $12,000 due to the adoption of certain federal tax deductions.

As of December 31, 2004, consolidated total assets were $425,610,000 as compared to $301,961,000 at December 31, 2003, which represents an increase of approximately 41%. Net loans increased $79,232,000 from $246,418,000 at December 31, 2003 to $325,651,000 at December 31, 2004 which represents an increase of approximately 32%. Total investment securities increased by $43,984,000 from $18,907,000 at December 31, 2003 to $62,891,000 at December 31, 2004 which represents an increase of approximately 233%. Total deposits increased $62,994,000 from $211,626,000 at December 31, 2003 to $274,620,000 at December 31, 2004 which represents an increase of approximately 30%. Stockholders’ equity increased $9,301,000 from $13,874,000 as of December 31, 2003 to $23,175,000 as of December 31, 2004 which represents an increase of approximately 67%.

The following table presents summary financial information at or for the periods indicated:

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Financial Condition Data:
Total assets	$425,610	$301,961	$268,133
Available for sale securities	22,040	—	37,657
Held to maturity securities	40,851	18,907	35,628
Federal Home Loan Bank restricted stock	6,934	3,609	4,333
Pacific Coast Bankers’ Bank restricted stock	50	50	50
Loans receivable, net of allowance for loan losses	325,651	246,418	174,947
Deposits	274,620	211,626	175,904
Federal Home Loan Bank advances	115,781	65,101	69,869
Junior Subordinated Debentures	10,310	10,310	10,310
Other borrowings	—	—	—
Total stockholders’ equity	23,175	13,874	11,014
Statement of Operations Data:
Interest income	$21,602	$17,451	$13,187
Interest expense	7,602	6,303	5,410
Net interest income	14,000	11,148	7,777
Provision for loan losses	874	784	597
Net interest income after provision for loan losses	13,126	10,364	7,180
Noninterest income	814	560	1,028
Noninterest expenses(4)	8,783	6,405	4,798
Income (loss) before income tax expense (benefit)	5,157	4,519	3,410
Income tax expense (benefit)	1,709	1,721	1,340
Net income (loss)	$3,448	$2,798	$2,070
Per Share Data:
Earnings (loss) per share—Basic	$0.97	$0.89	$0.66
Earnings (loss) per share—Diluted	0.94	0.87	0.65
Common shares outstanding at end of period	3,665,702	3,136,957	3,128,739
Book value per share	$6.32	$4.42	$3.52
Performance Ratios and Other Data:
Return on average assets	0.90%	0.97%	1.03%
Return on average stockholders equity	17.2%	22.2%	20.5%
Efficiency ratio	59.3%	54.7%	54.5%
Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	10.0%	9.1%	11.0%
Total risk based capital	11.0%	10.2%	12.1%
Tier 1 leverage capital	8.1%	7.5%	7.5%

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Year Ended December 31,
	2004			2003			2002
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(dollars in thousands)
Assets
Investment securities—taxable(1)	$64,113	$2,068	3.23%	$55,516	$1,567	2.82%	$26,007	$820	3.15%
Other investments	6,728	256	3.80%	6,684	178	2.66%	4,594	139	3.03%
Interest bearing deposits in other financial institutions	3,485	78	2.24%	4,500	166	3.68%	10,428	360	3.45%
Federal funds sold	7,114	95	1.34%	2,156	22	1.04%	7,088	113	1.59%
Loans(2)	291,999	19,106	6.54%	215,041	15,518	7.22%	146,956	11,755	8.00%
Total Interest Earning Assets	373,439	21,603	5.78%	283,897	17,450	6.15%	195,073	13,187	6.76%
Allowance for loan losses	(3,158)			(2,324)			(1,592)
Cash and due from banks	4,894			2,671			3,503
Net premises, furniture and equipment	2,300			1,489			1,607
Other assets	4,438			3,211			2,048
Total Assets	$381,913			$288,944			$200,639
Liabilities and Shareholders’ Equity
Interest bearing checking	$6,368	42	0.66%	$5,833	48	0.82%	$4,300	44	1.02%
Savings deposits(3)	93,671	1,463	1.56%	79,579	1,241	1.56%	60,667	1,357	2.24%
Time deposits	123,492	2,916	2.36%	105,742	2,943	2.78%	76,496	2,672	3.49%
Other borrowings	110,571	2,635	2.38%	65,403	1,553	2.37%	38,395	1,050	2.73%
Junior Subordinated Debentures	10,310	546	5.30%	10,310	518	5.02%	5,385	287	5.33%
Total Interest Bearing Liabilities	344,412	7,602	2.21%	266,867	6,303	2.36%	185,243	5,410	2.92%
Noninterest deposits	11,680			6,937			3,985
Other liabilities	5,765			2,560			1,335
Total Liabilities	361,857			276,364			190,563
Shareholders’ Equity	20,056			12,580			10,076
Total Liabilities and Shareholders’ Equity	$381,913			$288,944			$200,639
Net interest income		$14,001			$11,148			$7,777
Net interest spread(4)			3.57%			3.79%			3.84%
Net interest margin(5)			3.75%			3.93%			3.99%

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

For the year end ended December 31, 2004, net interest income was $14,001,000 versus $11,148,000 for the year ended December 31, 2003 an increase of 26%. Average interest-earning assets were $381,913,000 for the year ending December 31, 2004 versus $288,944,000 for the year ended December 31, 2003, an increase of $92,969,000 or 32%. Average loans increased to $291,999,000 in 2004 versus $215,041,000 in 2003, an increase of $76,958,000 or 36%. Average investment securities increased to $64,113,000 in 2004 versus $55,516,000 in 2003, an increase of 15%. Average interest-bearing liabilities were $361,857,000 for the year ending December 31, 2004 versus $276,364,000 for the year ended December 31, 2003, an increase of $85,493,000 or 31%. Average interest bearing deposits increased to $223,531,000 in 2004 versus $191,154,000 in 2003, an increase of $32,377,000 or 17%. Average other borrowings were $110,571,000 for the year ending December 31, 2004 versus $65,403,000 for the year ended December 31, 2003, an increase of $45,168,000 or 69%.

The yield on interest-earning assets was 5.78% and the average cost of interest-bearing liabilities was 2.21% for the year ended December 31, 2004. This resulted in the net yield (margin) on interest-earning assets of 3.75%. The yield on interest-earning assets was 6.15% and the average cost of interest-bearing liabilities was 2.36% for the year ended December 31, 2003. This resulted in the net yield (margin) on interest-earning assets of 3.93% in 2003.

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

	Year ended December 31, 2004			Year ended December 31, 2003
	Compared to Year ended December 31, 2003			Compared to Year ended December 31, 2002
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase/(decrease) in Interest Income
Investment securities	$261	$240	$501	$841	$(94)	$747
Other investments	1	77	78	57	(18)	39
Interest-bearing deposits	(32)	(56)	(88)	(217)	23	(194)
Federal Funds Sold	64	9	73	(60)	(31)	(91)
Loans	5,143	(1,554)	3,589	5,006	(1,243)	3,763
	5,437	(1,284)	4,153	5,627	(1,363)	4,264

Increase/(decrease) in Interest Expense
Interest-bearing checking	4	(10)	(6)	14	(10)	4
Savings deposits	220	2	222	358	(474)	(116)
Time Deposits	455	(482)	(27)	886	(615)	271
FHLB and other borrowings	1,077	6	1,083	658	(154)	504
Trust Preferred Securities	0	28	28	248	(17)	231
	1,756	(456)	1,300	2,164	(1,270)	894
Increase/(decrease) in Net Interest Income	$3,681	$(828)	$2,853	$3,463	$(93)	$3,370

Noninterest Income

In 2004 non-interest income was $814,000, representing an increase of $254,000 or 45% from the 2003 amount of $560,000. The increase was primarily attributed to a $3.1 million sale of the government guaranteed portion of six Small Business Administration (SBA) loans that generated a net gain of $343,000. There were no SBA loan sales in 2003. Partially offsetting this gain was a $42,000 loss on sale of securities, as compared to a $218,000 gain on sale of securities in 2003.

The Company began an SBA department in the beginning of 2004 as a means to increase noninterest and interest income. The Company anticipates that it will sell substantially all of the government guaranteed portion of SBA loans that it originates in 2005 as a means of producing income to offset the personnel costs associated with the SBA department. However, due to the length of time necessary to process, approve, and fund SBA loans and due to uncertain future volumes, the Company makes no assurance that it will be able to fund and sell a significant volume of SBA loans in 2005.

Noninterest Expense

Noninterest expense in 2004 increased $2,378,000 or 37% to $8,783,000 from the 2003 amount of $6,404,000. The increases in all consolidated expense classifications are attributable to our growth. The major contributing items to this increase were salaries and benefits increasing $1,366,000 or 37%, occupancy expenses increasing $412,000 or 70%, professional services increasing $171,000 or 62%, and other administrative expense increasing $355,000 or 32%. The increases were due to the opening of two new full-service branches earlier in 2004, increases in the number of staff and the level of salaries and benefits packages, a general increase in the volume of business at each of the offices, and costs associated with listing the Company’s stock on the NASDAQ Small Cap market.

In 2004 we hired additional staff for our new Small Business Administration lending program and for two new retail branches. In addition, we incurred additional occupancy and equipment expenses for our new branches and for additional back office space. Although these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded, and there is a risk that new operations will not produce the planned level of revenue.

In 2004 the Company incurred substantial costs associated with the capital offering completed during the first quarter of 2004 and costs associated with listing the Company’s stock on the NASDAQ Small Cap market. The $171,000 increase in professional services was primarily attributable to legal and accounting services associated with these efforts. Although these costs are not expected to recur, substantial new professional services expenses associated with the implementation of Sarbanes Oxley legislation are expected over the next several years.

The following table sets forth information regarding our noninterest expenses for the periods shown.

			Increase/	Increase/
	For the Year Ended		(decrease)	(decrease)
	2004	2003	amount	percent
	(Dollars in thousands)
Salaries and benefits	$5,052	$3,687	$1,365	37.0%
Occupancy	999	588	411	69.9%
Advertising	297	331	(34)	-10.3%
Professional	446	275	171	62.2%
Data processing	248	185	63	34.1%
Equipment and depreciation	276	230	46	20.0%
Other administrative	1,465	1,109	356	32.1%
Total	$8,783	$6,405	$2,378	37.1%

Income Taxes

Income tax expense in 2004 amounted to $1,709,000, which was a decrease of $12,000 or 1% under the $1,721,000 incurred for 2003. In 2004 the Company recorded a recovery of $82,000 due to the collection of a $309,000 refund from the State of California for amended prior period tax returns to take advantage of the California Enterprise Zone net interest income deduction. In 2004 the Company recognized a Federal tax write-off of $587,479 for unamortized deferred costs on all loans originated from January 22, 2002 through December 31, 2004. At the Company’s marginal Federal tax rate of 34%, the tax recovery from this deduction was $199,743. Also in 2004, the Company recognized a Federal tax write-off of $181,891 for prepaid assets as of December 31, 2004 that are scheduled to fully amortize in the next twelve months. At the Company’s marginal Federal tax rate is 34%, the tax recovery from this deduction was be $61,843.

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
One-to-four family residential	$13,878	$11,403	$14,294	$6,988	$4,087
Multifamily residential	126,099	97,941	65,488	39,025	34,361
Commercial real estate	147,357	112,217	71,076	54,862	38,269
Land	9,150	8,039	8,572	8,112	8,723
Construction real estate	9,157	12,071	10,651	9,113	2,638
Consumer loans	3,925	2,318	2,309	1,420	192
Commercial, non real estate	17,746	3,780	3,657	3,796	4,603
Total gross loans	327,312	247,769	176,047	123,316	92,873
Net deferred loan costs	1,939	1,375	842	389	288
Total loans receivable, net of deferred loan costs	329,251	249,144	176,889	123,705	93,161
Allowance for loan losses	(3,600)	(2,726)	(1,942)	(1,345)	(1,022)
Loans receivable, net	$325,651	$246,418	$174,947	$122,360	$92,139

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

Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment, or for other business purposes. Such loans include loans with maturities ranging from one to five years.

Consumer loans are made for the purpose of financing various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest.

Outstanding loan commitments at December 31, 2004 and December 31, 2003 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of December 31, 2004 and December 31, 2003, approximately 93.4% and 97.5%, respectively, of our loans were secured by real estate. The Company has pursued a strategy emphasizing multifamily and commercial real estate loans over the last several years and seeks real estate collateral when possible.

The following table sets forth the maturity distribution of our loans outstanding as of December 31, 2004 and December 31, 2003. At that date, we had no loans with maturity greater than thirty years.

	At December 31, 2004
	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollars in Thousands)
One-to-four family residential	$719	$342	$12,817	$13,878
Multifamily residential	—	3,765	122,334	126,099
Commercial real estate	1,270	4,562	141,525	147,357
Land	2,890	5,467	793	9,150
Construction real estate	8,939	218	—	9,157
Consumer loans	2,558	1,367	—	3,925
Commercial, non real estate	11,850	1,262	4,634	17,746
Total	$28,226	$16,983	$282,103	$327,312

	At December 31, 2003
	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total
	(Dollars in Thousands)
One-to-four family residential	$2,159	$674	$8,570	$11,403
Multifamily residential	1,011	130	96,800	97,941
Commercial real estate	5,053	4,506	102,658	112,217
Land	1,092	6,947	—	8,039
Construction real estate	8,255	3,816	—	12,071
Consumer loans	2,299	19	—	2,318
Commercial, non real estate	2,641	—	1,139	3,780
Total	$22,510	$16,092	$209,167	$247,769

As of December 31, 2004, our entire loan portfolio was comprised of floating and adjustable interest rate loans.

The following table presents the repricing frequency of the Company’s gross loans as of December 31, 2004 and December 31, 2003, segregating those with fixed versus floating and adjustable interest rates. Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, the six month LIBOR, and the Prime Rate.

	At December 31, 2004
	Repricing Within One Year	Repricing One to Five Years	Repricing After Five Years	Total
	(Dollars in thousands)
Adjustable rate loans
One-to-four family residential	$10,779	$3,099	$—	$13,878
Multifamily residential	92,697	32,585	817	126,099
Commercial real estate	101,086	43,630	2,641	147,357
Land	8,201	949	—	9,150
Construction real estate	9,157	—	—	9,157
Consumer loans	3,925	—	—	3,925
Commercial, non real estate	17,746	—	—	17,746
Total	$243,591	$80,263	$3,458	$327,312
Fixed rate loans
Commercial real estate	$—	$—	$—	$—
Total	$—	$—	$—	$—
Total Loans	$243,591	$80,263	$3,458	$327,312

	At December 31, 2003
	Repricing Within One Year	Repricing One to Five Years	Repricing After Five Years	Total
	(Dollars in thousands)
Adjustable rate loans
One-to-four family residential	$9,872	$1,531	$—	$11,403
Multifamily residential	64,343	32,868	730	97,941
Commercial real estate	68,341	41,248	1,038	110,627
Land	7,084	955	—	8,039
Construction real estate	12,071	—	—	12,071
Consumer loans	2,318	—	—	2,318
Commercial, non real estate	3,780	—	—	3,780
Total	$167,809	$76,602	$1,768	$246,179
Fixed rate loans
Commercial real estate	$—	$1,590	$—	$1,590
Total	$—	$1,590	$—	$1,590
Total Loans	$167,809	$78,192	$1,768	$247,769

Of the of adjustable rate loans, 74.4% reprice within one year, 10.7% reprice within one to two years, 5.2% reprice within two to three years, 5.8% reprice within three to four years, 3.0% reprice within four to five years, and 0.8% reprice within five to seven years.

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through December 31, 2004, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

	Balances as of December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans
One-to-four family residential	$—	$—	$248	$—	$—
Multifamily residential	393	—	—	196	—
Commercial real estate	—	—	463		—
	$393	$—	$711	$196	$—
Restructured Loans	—	—	—	—	—
Nonperforming assets as a percent of total loans	0.12%	0.00%	0.40%	0.16%	0.00%
Nonperforming assets as a percent of total assets	0.09%	0.00%	0.27%	0.14%	0.00%
Allowance for Loan Losses	$3,600	$2,726	$1,942	$1,345	$1,022
Allowance for Loan Losses/loans outstanding at period end	1.09%	1.09%	1.10%	1.09%	1.10%

As of December 31, 2004, we had one multifamily loan classified as non-accrual. This loan paid off in January 2005 with full collection of principal and interest. As of December 31, 2003 we had no loans classified as non-accrual.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loans delinquent 60-89 days and accruing
Commercial real estate	$—	$—	$84	$—	$—
Consumer loans	—	—	200		—
Commercial, non real estate	62	—	—		—
	$62	$—	$284	$—	$—
Loans delinquent 90 days or more and accruing
Commercial real estate	$—	$—	$22	$—	$—
Land and Construction	—	121	—	—	145
	$—	$121	$22	$—	$145

These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

Criticized and Classified Assets

The following table presents the Company’s criticized and classified assets as of the dates indicated:

	As of December 31,
	2004	2003	2002
Criticized Assets
One-to-four family residential	$—	$—	$499
Multifamily residential	513	275	400
Commercial real estate	446	183	400
Land	—	1,059	498
Construction real estate	—	—	1,036
Consumer, non real estate	177	120	—
Commercial, non real estate	482	427	500
Special mention	$1,618	$2,064	$3,333
Classified Assets
One-to-four family residential	$—	$—	$248
Multifamily residential	393	395	—
Commercial real estate	563	—	463
Land	795	261	263
Substandard loans	$1,751	$656	$974
Total classified assets	$1,751	$656	$974
Classified assets to total assets	0.04%	0.02%	0.04%
Classified assets to stockholders’ equity	0.76%	0.47%	0.88%
Allowance for loan losses to total classified assets	206%	416%	199%

As of December 31, 2004 we have identified four loans totaling $1,751,000 and representing 0.53% of net loans that have a higher than normal risk of loss and have been classified as substandard. One loan is a $393,000 multifamily loan on non-accrual status as of December 31, 2004 that is located in the Bank’s primary market area and that paid off in January 2005. One loan is a performing $563,000 commercial real estate loan located in the Bank’s primary market area, and the remaining two loans are a performing $258,000 land loan and a performing $537,000 land loan located in the Bank’s primary market area.

With the exception of these loans, management is not aware of any loans as of December 31, 2004 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

In addition, approximately $1,618,000 in loans, representing 0.50% of net loans, have been placed on our internal “watch list” for special attention and loss potential and are closely monitored. These loans have been categorized as Special Mention. As of December 31, 2004, approximately $513,000 were multifamily loans, $446,000 were commercial real estate loans, $177,000 were consumer loans, and $482,000 were commercial loans. These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

Please refer to Note 3 to the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Allowance and Provisions for Loan Losses

We maintain an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions.

Each month we also review the allowance and make additional transfers to the allowance as needed. For the year 2004, the provision for loan losses was $874,000 as compared to $784,000 for the year 2003. This represents an increase of $90,000 or 11% from 2003 to 2004. For year 2004 and 2003 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At December 31, 2004 and December 31, 2003, the allowance for loan losses was 1.09% of loans outstanding. At December 31, 2004 the ratio of the allowance for loan and lease losses to nonperforming loans was 916%. There were no non performing loans at December 31, 2003. Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Loans Outstanding, Period End	329,251	$249,144	$176,889	$123,705	$93,146
Average Amount of Loans Outstanding	291,999	215,041	146,956	113,050	94,659
Period end non-performing loans outstanding	393	—	711	196	—
Loans Loss Reserve Balance, Beginning of Period	$2,726	$1,942	$1,345	$1,022	$979
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Additions/(Reductions) charged to operations	874	784	597	323	43
Allowance for Loan and Lease Loss, End of Period	$3,600	$2,726	$1,942	$1,345	$1,022
Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.09%	1.10%	1.09%	1.10%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of December 31, 2004 and December 31, 2003, the carrying values of securities pledged were $62,891,000 and $18,907,000, respectively, representing our entire investment securities portfolio. Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of December 31, 2004 and December 31, 2003, our investment portfolio consisted entirely of mortgage-backed securities. We also owned $6,933,500 and $3,609,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of December 31, 2004 and December 31, 2003, respectively. We also had interest-bearing time deposits in other financial institutions amounting to $999,646 and $12,844,000 as of December 31, 2004 and December 31, 2003, respectively.

At December 31, 2004, $40,851,000 of our securities was classified as held-to-maturity and $22,040,000 of our securities were classified as available-for-sale. At December 31, 2003, $18,907,000 of our securities was classified as held-to-maturity and we had no available for sale securities. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for sale Mortgage backed securities	$22,422	$22,040	$—	$—	$37,730	$37,657
Held to maturity Mortgage backed securities	$40,851	$40,327	$18,907	$19,006	$35,628	$35,547

	As of December 31, 2004		As of December 31, 2003
	Balance	Yield	Balance	Yield
	(Dollars in Thousands)		(Dollars in Thousands)
Available for sale Mortgage backed securities	$22,422	3.29%	$—	—%
Held to maturity Mortgage backed securities	$40,851	3.48%	$18,907	2.84%

Deposits

Deposits are our primary source of funds. Our deposits are obtained from a cross-section of the communities we serve. As of December 31, 2004, we had a deposit mix of 44% money market and savings deposits, 22% in time deposits less than $100,000, 26% in time deposits greater than $100,000, 5% in noninterest-bearing deposits, and 3% in interest-bearing checking deposits. At December 31, 2003, we had a deposit mix of 41% money market and savings deposits, 36% in time deposits less than $100,000, 13% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 4% in noninterest-bearing deposits. Included in our deposit totals were $32.0 million (12% of deposits) and $25.7 million (11% of deposits) of brokered deposits and $17.8 million (7% of deposits) and $25.8 million (12% of deposits) in non-brokered wholesale certificates of deposits as of December 31, 2004 and December 31, 2003, respectively.

We have obtained wholesale deposits through one of two deposit brokers and through non-brokered wholesale sources. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than we can acquire through our retail sources as a means to control interest rate risk. However, based on the amount of wholesale funds maturing in each month, we may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that we need to renew maturing wholesale deposits at then current interest rates, we incur the risk of paying higher interest rates for these potentially volatile sources of funds.

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

In 2004 the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. By December 2004 deposits reached $11.5 million, and by February 28, 2005 deposits reached $16.6 million. The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of December 31, 2004 the rate was 2.50%.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2004		December 31, 2003		December 31, 2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Noninterest-bearing deposits	$13,030	0.00%	$9,528	0.00%	$4,391	0.00%
Interest-bearing checking deposits	7,773	0.67%	9,589	0.86%	5,728	0.93%
Money Market and savings deposit	123,002	1.96%	87,058	1.49%	75,782	1.80%
Certificates of deposit $100,000 or more	70,271	2.54%	28,034	2.34%	29,642	3.13%
Certificates of deposit < $100,000	60,544	2.50%	77,417	2.34%	60,361	2.89%
Total deposits	$274,620	2.10%	$211,626	1.82%	$175,904	2.32%

The following table summarizes the distribution and origination source of certificates of deposit for the periods indicated:

	December 31, 2004		December 31, 2003
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in Thousands)
Retail certificates of deposit	$79,700	2.52%	$58,153	2.32%
Brokered certificates of deposit	31,957	2.47%	21,568	2.36%
Non-brokered wholesale certificates of deposit	19,158	2.57%	25,730	2.36%
Total time deposits	$130,815	2.52%	$105,451	2.34%

The following schedule shows the maturity of our time deposits as of December 31, 2004:

	$100,000 or more		Less than $100,000
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$10,562	2.04%	$19,569	2.34%
Over 3 through 6 months	7,929	2.43%	9,261	2.23%
Over 6 through 12 months	26,910	2.54%	25,287	2.55%
Over 12 months through 2 years	12,566	2.71%	13,540	2.87%
Over 2 through 3 years	2,477	3.07%	2,309	3.20%
Over 3 through 4 years	—	0.00%	107	2.78%
Over 4 through 5 years	100	3.73%	198	3.55%
Total	$60,544	2.50%	$70,271	2.54%

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at December 31, 2004 and December 31, 2003 amounting to $115.8 million and $65.1 million, respectively, a 78% increase. The FHLB advances as of December 31, 2004 were secured by $209.1 million of our loan portfolio and our entire investment securities portfolio of $62.9 million. The FHLB advances as of December 31, 2003 were secured by $118.7 million of our loan portfolio and our entire investment portfolio of $18.9 million. The advances have been outstanding at varying levels during 2004. The maximum amount of FHLB advances outstanding at any month end in 2004 was $144.1 million in May 2004 and the minimum balance at any month end was $66.0 million in January 2004. Total interest expense on FHLB borrowings for 2004 and 2003 was approximately $2,635,000 and $1,553,000, respectively.

As of December 31, 2004, the maturities of the advances substantially occur in 2005, 2006, and 2007, with comparatively smaller amounts maturing in 2008. In 2004 we have endeavored to lengthen the terms of our FHLB borrowings as a means of reducing interest rate risk. In 2004 borrowings due in over one year increased by $25.4 million while borrowings due within a year increased by $25.3 million. In the first five months of 2004 we increased the balance of FHLB borrowings in order to deploy the capital obtained in the common stock offering. In the last seven months of 2004 we decreased the balance of FHLB borrowings on a monthly basis as retail deposit production was used in part to pay off maturing FHLB borrowings.

The following tables set forth certain information regarding our FHLB advances at or for the dates indicated:

	At December 31, 2004		At December 31, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$10,000	1.77%	$—	0.00%
Over 3 through 6 months	10,821	2.01%	4,000	2.81%
Over 6 through 12 months	17,500	2.57%	9,000	2.20%
Over 12 months through 2 years	44,374	2.34%	31,001	2.41%
Over 2 through 3 years	28,086	2.96%	15,624	2.17%
Over 3 through 4 years	5,000	2.98%	5,476	2.94%
Total	$115,781	2.47%	$65,101	2.39%

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$110,571	$65,403	$37,022
Maximum amount outstanding at any month-end during the period	144,057	71,266	79,179
Balance outstanding at end of period	115,781	65,101	69,869
Average interest rate during the period	2.38%	2.37%	3.01%
Average interest rate at end of period	2.47%	2.39%	2.33%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures. The securities mature on June 30, 2032 but are callable after June 30, 2007. We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the years 2004 and 2003 was $546,000 and $518,000 respectively.

Capital Resources

Stockholders’ equity increased by $9.3 million to $23.2 million as of December 31, 2004 as compared to $13.9 million as of December 31, 2003 due to net proceeds from the sale of common stock of $6.4 million and net income of $3,448,000, offset by $365,000 in dividends declared during the period and a $229,000 decrease in other comprehensive income.

In the first quarter of 2004, the Company completed the public offering of shares of its common stock. Of the 2 million shares that were available in the offering, 510,599 were sold for the benefit of the Company, and 1,444,290 were sold by Community Bankshares L.P., a limited partnership, of which the Chairman/CEO of the Company is the CEO of the general partner. Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors. The Company incurred stock offering costs of $262,000 which were deducted from the gross amount raised on behalf of the Company of $6.6 million to equal the net capital infusion of $6.4 million. Community Bankshares incurred costs of $715,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million. In the second quarter of 2004 the Company applied to list its common stock on the NASDAQ Small Cap Market under the symbol “EPIK.”  The stock began trading on the NASDAQ Small Cap Market on August 9, 2004.

On June 27, 2002, Epic Bancorp issued $10,310,000 Junior Subordinated Debentures. The variable rate debentures (dividends issued at a quarterly LIBOR rate plus 3.65%, not to exceed 12% prior to -June 30, 2007) mature June 30, 2032. The debentures were issued in concurrence with the-Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust I, a wholly owned non-consolidated subsidiary of Epic Bancorp. Proceeds of the Trust Preferred Securities were invested in the junior subordinated debentures issued by Epic Bancorp. Epic Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods. As of December 31, 2004 the interest rate on the Junior Subordinated Debenture was 5.72%.

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

For all reporting periods in the year 2004 and 2003, Tamalpais Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC. Tamalpais Bank’s capital ratios, shown below as of December 31, 2004 and December 31, 2003, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	33,099	10.0%	13,306	4.0%	19,959	6.0%
Tier 1 capital to average assets	33,099	8.1%	16,386	4.0%	20,482	5.0%
As of December 31, 2003:
Total capital to risk-weighted assets	$25,432	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,706	9.1%	10,004	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,706	7.5%	12,109	4.0%	15,137	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms. The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities. One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. We had $31,957,000 of “brokered deposits” as of December 31, 2004 and $25,568,000 of brokered deposits as of December 31, 2003. In addition to brokered deposits, we had $19,158,000 in non-brokered wholesale deposits and $115,781,000 in FHLB borrowings as of December 31, 2004, as compared to $25,730,000 in non-brokered wholesale deposits and $65,101,000 in FHLB borrowings as of December 31, 2003.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal Funds sold, and investment securities. As of December 31, 2004, liquid assets were comprised of $16.4 million in Federal Funds sold, $1,000,000 in interest-bearing deposits in other financial institutions, $5,295,000 in cash and due from banks, and $22,040,000 in available-for-sale securities. As of December 31, 2003, liquid assets were comprised of $7,681,000 in Federal Funds sold, $12,844,000 in interest-bearing deposits in other financial institutions, and $7,108,000 in cash and due from banks.

Liquidity can be enhanced, if necessary, through short or long term borrowings. As of December 31, 2004, we had lines of credit totaling $57.2 million available. These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $54.2 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco. At December 31, 2004 outstanding FHLB advances totaled $115,780,000. In addition, we have a line of credit with the Federal Reserve Bank of San Francisco that allows the Bank to borrow up to the value of its pledged collateral, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $5.6 million in 2004, compared to $4.3 million in 2003. The increase was primarily the result of increased income, adjusted for the effect of the amortizations of premiums on investment securities, and increased accrued interest payable and other liabilities, partially offset by an increase in accrued interest receivable and other assets.

Net cash used in investing activities totaled $118.4 million in 2004, compared to $23.8 million used by investing activities in 2003. The increase was primarily the result of $80.4 million of loans originated or purchased, net of prepayment, and mortgage backed securities purchases net of principal reductions and sales of $45.1 million.

Funds provided by financing activities totaled $119.8 million in 2004, compared to funds provided by financing activities of $31.0 million in 2003. The increase in net cash provided by financing activities was primarily the result of a net $63.0 million increase deposits, a $50.7 million increase in the volume of FHLB borrowings and a $6.4 million increase in capital from the recently completed capital offering.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans. Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been positively affected by the decreasing interest rate market. Conversely, we would be negatively affected in an increasing rate environment.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position. To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates. The process allows us to explore the complex relationships within the gap over time and various interest rate environments. The following table shows our cumulative gap analysis as of December 31, 2004.

	At December 31, 2004
	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Interest Earning Assets
Securities	$4,917	$12,842	$44,825	$307	$62,891
Federal Funds	16,435	—	—	—	16,435
Interest-bearing deposits in other financial institutions	99	—	762	139	1,000
Loans	146,929	98,106	81,560	2,656	329,251
FHLB and PCBB Stock	—	—	—	6,934	6,934
Total	$168,380	$110,948	$127,147	$10,036	$416,511
Interest-Bearing Liabilities
Noninterest-bearing checking	$—	$—	$—	$13,030	$13,030
Interest-bearing checking	1,739	5,215	819	—	7,773
Money market and savings	26,968	46,276	49,757	—	123,001
Time deposits	30,131	69,388	31,296	—	130,815
FHLB advances	10,000	28,321	77,460	—	115,781
Junior Subordinated Debentures	10,310	—	—	—	10,310
Total	$79,148	$149,200	$159,332	$13,030	$400,710
Interest rate sensitivity gap	$89,232	$(38,252)	$(32,185)	$(2,994)	$15,801
Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	21.4%	–9.2%	–7.7%	–0.7%	3.8%

Our target cumulative one-year gap ratio is –15% to 15%. The policy limit for net earnings at risk for a +/– 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/–200 basis points change in rates is –15%, indicating a 15% decrease in net interest income. Management will strive to maintain rate sensitive assets on its books. Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. Our current one year gap ratio is –9.2%. A negative one year gap ratio indicates that in a declining interest rate environment it is expected that net interest margin would increase, and in an increasing interest rate environment net interest margin would decrease.

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

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. Our current net interest earnings at risk given a +/– 200 basis point rate shock is –6.23% and our current estimated change in the economic value of equity given a +/– 200 basis point rate shock is –9.87%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity
+ 200 basis points	–6.23%	–9.87%
– 200 basis points	5.68%	22.76%

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

Return on equity and assets

The following table sets forth key ratios for the periods ending December 31, 2004, 2003, and 2002.

	As of December 31,
	2004	2003	2002
Net income as a percentage of average assets	0.90%	0.97%	1.03%
Net income as a percentage of average equity	17.19%	22.24%	20.54%
Average equity as a percentage of average assets	5.25%	4.35%	5.01%
Dividends declared per share as a percentage of net income per share	10.59%	0.00%	0.00%

Due primarily to costs associated with the two new retail branches and the new SBA division, costs associated with the capital offering completed during the first quarter of 2004 and listing the Company’s stock on the NASDAQ Small Cap market, and the dilutive affect of the $6.4 million capital infusion from the offering of common stock, annualized net income as a percentage of average assets and average equity declined in 2004 from 2003 and 2002.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses. During 2003 the problems of inflation remained relatively controlled, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004. From June through December 2004 the Federal Reserve increased the Federal Funds rate from 1.00% to 2.25% in five separate rate increases.

We believe that the Federal Reserve will continue to increase the Federal Funds rate into 2005. Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market. As such, the management of the Federal Funds rate by the Federal Reserve has an impact on our earnings. The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

Accounting Changes

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment”, which is a revision to Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation”, and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The revised statement does not change the accounting in FASB Statement No. 123, Accounting for Stock-Based Compensation, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or changes the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The phase-in period for this statement begins in the third quarter of 2005, at which time the Company will account for stock-based compensation based on this new pronouncement. The Company is in the process of determining the impact that the adoption of SFAS No. 123R will have on the financial condition or operating results of the Company.

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

The Company manages interest rate risk through the Bank’s Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, and +2% shocks.

Refer to the Liquidity and Liability Management section of the Management Discussion and Analysis for more qualitative and quantitative disclosures about market risk.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2004 and 2003, the amounts of the Company’s undisbursed loan funds were $41.8 million and $47.1 million, respectively. There were no obligations under standby and commercial letters of credit in either period.

Refer to Note 19 of the Financial Statements Analysis for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 7—Financial Statements

EPIC BANCORP AND SUBSIDIARY

DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

Board of Directors

Epic Bancorp

San Rafael, California

We have audited the accompanying consolidated balance sheets of Epic Bancorp and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ VAVRINEK, TRINE, DAY & CO., LLP
Rancho Cucamonga, California
February 11, 2005

EPIC BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
Assets
Cash and cash equivalents:
Cash and due from banks	$5,295,051	$7,108,858
Federal funds sold	16,435,481	7,681,259
Investment in money market funds	20	—
Total Cash and Cash Equivalents	21,730,552	14,790,117
Interest-bearing time deposits in other financial institutions	999,646	12,844,233
Investment securities:
Available for sale	22,039,802	—
Held to maturity, at cost	40,851,486	18,907,115
Federal Home Loan Bank restricted stock, at cost	6,933,500	3,609,300
Pacific Coast Banker’s Bank stock, at cost	50,000	50,000
Loans receivable, net	329,251,030	249,144,433
Less: Allowance for loan losses	(3,600,433)	(2,726,078)
	325,650,597	246,418,355
Bank premises and equipment, net	2,705,252	1,518,231
Accrued interest receivable	1,996,677	1,303,658
Other assets	2,652,159	2,519,554
Total Assets	$425,609,671	$301,960,563
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$13,029,710	$9,528,413
Interest-bearing checking deposits	7,773,492	9,588,911
Money market and saving deposits	123,001,493	87,057,662
Certificates of deposit greater than or equal to $100,000	60,544,446	28,033,838
Certificates of deposit less than $100,000	70,270,833	77,417,310
Total Deposits	274,619,974	211,626,134
Federal Home Loan Bank Advances	115,780,636	65,101,242
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	1,724,383	1,049,088
Total Liabilities	402,434,993	288,086,464
Commitment and Contingencies (Note #14)	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,665,702 and 3,136,957 shares issued and outstanding at December 31, 2004 and 2003, respectively	10,159,239	3,712,516
Retained earnings	13,244,716	10,161,583
Accumulated other comprehensive (loss)	(229,277)	—
Total Stockholders’ Equity	23,174,678	13,874,099
Total Liabilities and Stockholders’ Equity	$425,609,671	$301,960,563

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest Income
Interest and fees on loans	$19,105,808	$15,517,530
Interest on investment securities	2,067,808	1,567,226
Interest on Federal funds sold	95,287	22,315
Interest on other investments	255,639	177,692
Interest on deposits in other financial institutions	78,435	165,682
Total Interest Income	21,602,977	17,450,445
Interest Expense
Interest expense on deposits	4,421,577	4,231,621
Interest expense on borrowed funds	2,634,890	1,553,173
Interest expense on Junior Subordinated Debentures	545,975	518,116
Total Interest Expense	7,602,442	6,302,910
Net Interest Income Before Provision For Loan Losses	14,000,535	11,147,535
Provision for Loan Losses	874,355	783,956
Net Interest Income After Provision for Loan Losses	13,126,180	10,363,579
Noninterest Income
Gain on sale or brokerage of loans	342,705	7,177
Net gain (loss) on sale of securities, net	(41,660)	218,143
Loan servicing	155,175	115,695
Loan fees and other income	357,787	218,938
Total Noninterest Income	814,007	559,953
Noninterest Expenses
Salaries and benefits	5,051,924	3,686,046
Occupancy	999,185	587,651
Advertising	296,869	331,041
Professional	446,371	275,471
Data processing	247,751	185,009
Equipment and depreciation	275,767	230,486
Other administrative	1,464,699	1,109,216
Total Noninterest Expense	8,782,566	6,404,920
Income Before Income Taxes	5,157,621	4,518,612
Provision for Income Taxes	1,709,208	1,721,072
Net Income	$3,448,413	$2,797,540
Earnings Per Share
Basic	$0.97	$0.89
Diluted	$0.94	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

					Accumulated
					Other	Total
	Common Stock		Comprehensive	Retained	Comprehensive	Stockholders’
	Shares	Amount	Income	Earnings	Income, (Loss)	Equity
Balance, January 1, 2003	3,128,739	$3,693,716		$7,364,043	$(44,206)	$11,013,553
Stock options exercised	8,218	18,800				18,800
Comprehensive income
Net Income for the period			$2,797,540	2,797,540		2,797,540
Unrealized security holding gains (net of $116,728 tax)			175,092		175,092	175,092
Less reclassification adjustment for gains (net of $87,257 tax)			(130,886)		(130,886)	(130,886)
Total Comprehensive Income			$2,841,746
Balance, December 31, 2003	3,136,957	3,712,516		10,161,583	—	13,874,099
Stock options exercised	18,146	71,505				71,505
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218				6,375,218
Comprehensive income
Net Income for the period			$3,448,413	3,448,413		3,448,413
Cash Dividends				(365,280)		(365,280)
Unrealized security holding losses (net of $169,516 tax benefit)			(254,273)		(254,273)	(254,273)
Less: reclassification adjustment for realized losses (net of $16,664 tax benefit)			24,996		24,996	24,996
Total Comprehensive Income			$3,219,136
Balance, December 31, 2004	3,665,702	$10,159,239		$13,244,716	$(229,277)	$23,174,678

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash Flows From Operating Activities
Net Income	$3,448,413	$2,797,540
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	370,086	278,890
Provision for loan losses	874,355	783,956
Deferred income taxes	(340,401)	317,449
Change in deferred costs, net of amortization	315,262	(532,800)
Change in loan servicing asset, net of amortization	(54,534)	113,576
Net amortization of investment securities	704,753	1,380,417
FHLB stock dividends	(205,500)	(184,200)
(Gain)/loss on sale of investment securities	41,660	(218,143)
Loss on sale of fixed assets	—	1,192
Net change in accrued interest receivable and other assets	(277,837)	(467,912)
Net change in accrued interest payable and other liabilities	675,295	13,952
Net Cash Provided By Operating Activities	5,551,552	4,283,917
Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(80,421,859)	(71,722,928)
Principal reduction in mortgage-backed securities	17,140,249	33,741,752
Purchase of investment securities available for sale	(56,011,163)	(20,904,428)
Purchase of investment securities held to maturity	(33,734,646)	(1,412,706)
Net change in interest earning deposits	11,844,587	(5,630,164)
Purchase of Federal Home Loan Bank stock	(3,118,700)	(339,500)
Redemption of Federal Home Loan Bank stock	—	1,247,100
Proceeds from sale of investment securities	17,492,845	41,865,054
Proceeds from maturities of investment securities available for sale	10,000,000	—
Purchase of property and equipment	(1,557,107)	(608,948)
Net Cash Used By Investing Activities	(118,365,794)	(23,764,768)
Cash Flows From Financing Activities
Net increase in deposits	62,993,840	32,174,045
Net change in FHLB advances	50,679,394	(4,768,192)
Proceeds from stock subscription	6,375,218	3,547,661
Dividends paid	(365,280)	—
Stock option exercise proceeds	71,505	18,800
Net Cash Provided By Financing Activities	119,754,677	30,972,314
Net Increase in Cash and Cash Equivalents	$6,940,435	$11,491,463
Cash and Cash Equivalents, Beginning of Year	14,790,117	3,298,654
Cash and Cash Equivalents, End of Year	$21,730,552	$14,790,117
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$7,498,132	$6,431,567
Income taxes paid	$2,020,203	$1,780,000
Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$(229,277)	$44,206

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Note #1—Summary of Significant Accounting Policies

The accounting and reporting policies of Epic Bancorp and Subsidiary (the “Bancorp”) conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. A summary of the significant accounting policies and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation

The consolidated financial statements include the Bancorp and its wholly owned subsidiary, Tamalpais Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

The Bancorp was incorporated on December 20, 1988, and is organized as a holding company for the Bank. The Bancorp completed a public offering of common stock in the first quarter of 2004. On August 9, 2004 the Bancorp’s common stock began trading on the Nasdaq SmallCap Market under the symbol “EPIK.”

The Bank conducts business as an industrial bank under the California State Banking Law and operates five branches in Marin County, California. The Bancorp provides a variety of financial services to individuals and small-to-medium sized businesses and offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans.

Investment in Nonconsolidated Subsidiary

The Bancorp accounts for its investment in its wholly owned special purpose entity, San Rafael Capital Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Bancorp’s statements of income.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #1—Summary of Significant Accounting Policies (Continued)

recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, money market mutual funds and other investments with original maturities of less than 90 days.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2004.

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

Available for sale:   Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These investments are carried at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders’ equity until realized.

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

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #1—Summary of Significant Accounting Policies (Continued)

Loans Receivable and Unearned Income

The Bank holds loans primarily for investment purposes. Accordingly, loans held for investment are carried at amortized cost. The Bank’s loan portfolio consists primarily of commercial and multi-family real estate loans generally collateralized by first deeds of trust on real estate.

Interest income is accrued daily on the outstanding loan balances using the simple interest method. When loans become 90 days past due or delinquent and management makes a determination that interest may not be collectible, the accrual of interest is discontinued and any amount accrued but uncollected is reversed against interest income. Loans are generally charged off at such time the loan is classified as a loss.

The Bank charges fees for originating loans. Loan origination fees, net of direct underwriting costs, are deferred and amortized to income by use of a method that approximates a level yield over the lives of the related loans. If a loan is paid off prior to maturity, then the remaining unamortized deferred fee is immediately recognized to interest income.

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold (or carrying value). The Company capitalizes Mortgage Servicing Rights (MSRs) when mortgage loans are sold. The fair value of MSRs is included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income.

MSRs are periodically evaluated for impairment and carried at the lower of amortized cost or fair value through the use of valuation allowances. The fair value of the MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds. Market sources, adjusted for historical performance, are used to determine prepayment speeds, the net cost of servicing per loan, inflation rates and interest rates for mortgages. As of December 31, 2004 the Company had MSRs totaling approximately $81,000 recorded in “Other Assets” in the Consolidated Statement of Financial Condition. There was no MSR impairment recorded as of December 31, 2004.

A loan is considered impaired if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Any allowance for losses on impaired loans is to be measured under one of three prescribed methods. Since most of the Bank’s loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. Income recognition on impaired loans conforms to the method the Bank uses for income recognition on nonaccrual loans.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified losses in the loan portfolio. The allowance is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #1—Summary of Significant Accounting Policies (Continued)

projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and continuing review of the portfolio of loans and commitments.

The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

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

Income Taxes

Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”

Advertising

Advertising costs are charged to expense during the year in which they are incurred.

Disclosure about Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” specifies the disclosure of the estimated fair value of financial instruments. The Bancorp’s estimated fair value amounts have been determined by the Bancorp using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Bancorp could have realized in a current

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #1—Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Bancorp has elected to continue to account for it’s employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #1—Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net loss and loss per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

	2004	2003
Net income:
As reported	$3,448,413	$2,797,540
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(118,578)	(14,361)
Pro forma net income	$3,329,835	$2,783,179
Basic earnings per share:
As reported	$0.97	$0.89
Pro forma	$0.93	$0.89
Diluted earnings per share:
As reported	$0.94	$0.87
Pro forma	$0.91	$0.87

Comprehensive Income

Beginning in 1998, the Bank adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available for sale securities net of income taxes, is the only component of accumulated other comprehensive income for the Bank.

Reclassifications

Certain reclassifications have been made to the December 31, 2003 financial statements to conform to the current year’s presentation.

Current Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123(R) “Share-Based Payment”, which is a revision to SFAS No.123, “Accounting for Stock-Based Compensation”, and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, at which time the Bancorp will account for stock-based compensation based on this new pronouncement. The Bancorp is in the process of determining the impact that the adoption of SFAS No. 123(R) will have on the financial condition or operating results of the Bancorp.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #2—Investment Securities

At December 31, 2004 and 2003 the investment securities portfolio was comprised of securities classified as available for sale and held to maturity, in accordance with SFAS No. 115, resulting in investment securities available for sale being carried at fair value and investment securities held to maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

The amortized cost and estimated fair value of available for sale securities at December 31, 2004 are as follows. There were no investment securities available for sale at December 31, 2003.

December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities	$22,421,931	$—	$(382,129)	$22,039,802

The amortized cost and estimated fair value of held to maturity securities at December 31, 2004 and 2003, are as follows:

December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities	$40,851,486	$78,173	$(602,266)	$40,327,393

December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities	$18,907,115	$146,352	$(47,437)	$19,006,030

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2004, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Securities
		Amortized
	Maturity	Cost	Fair Value
Available for Sale
Mortgage-Backed Securities	After 10 years	$22,421,931	$22,039,802
Held to Maturity
Mortgage-Backed Securities	0-5 years	6,558,712	6,476,135
	After 10 years	34,292,774	33,851,258
		$40,851,486	$40,327,393

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #2—Investment Securities (Continued)

Proceeds from sales of investment securities available for sale during 2004 and 2003 were $17,492,845 and $41,865,054, respectively. In 2004 and 2003, gross gains and gross losses on those sales were $957 and $42,617, and $264,608 and $46,465, respectively.

Proceeds from principal reductions of mortgage-backed securities in 2004 and 2003 were $17,140,247 and $33,741,752, respectively.

Included in stockholders’ equity at December 31, 2004 and 2003 were $229,277 and $0 of net unrealized losses (net of $152,852 and $0 estimated tax benefit), respectively.

All investment securities available for sale and held to maturity were pledged to secure FHLB advances.

Note #3—Loans and Allowance for Loan Losses

All mortgage loans are collateralized by property located in Northern California. Substantially all loans are carried at variable rates. The concentrations of credit by type of loan are outlined as follows:

	2004	2003
One-to-four family residential	$13,878,219	$11,403,378
Multifamily residential	126,099,047	97,941,176
Commercial real estate	147,356,554	112,216,009
Land	9,149,772	8,039,372
Construction real estate	9,157,214	12,071,453
Consumer loans	3,925,084	2,317,770
Commercial, non real estate	17,746,178	3,780,185
	327,312,068	247,769,343
Net deferred loan costs	1,938,962	1,375,090
	$329,251,030	$249,144,433

At December 31, 2004 and 2003, the Bank had loans with fixed rates of interest amounting to $0 and $1,589,826, and had loans with variable rates of interest amounting to $327,312,068 and $246,179,517, respectively.

Net unamortized premiums on purchased loans amounted to $1,921 and $3,000, for 2004 and 2003, respectively.

The Bank also originates Small Business Administration (“SBA”) Loans for sale to governmental agencies and institutional investors. At December 31, 2004 the balance of commercial real estate loans included $5,303,875 in SBA Loans.

Nonaccruing loans totaled $392,991 and $0 at December 31, 2004 and 2003, respectively. As of December 31, 2004, the one loan on nonaccrual was classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $14,123 and $0 for the years ended 2004 and 2003, respectively. No additional funds are committed to be advanced in connection with impaired loans.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #3—Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired loans:

	2004	2003
Impaired loans with a valuation allowance	$—	$—
Impaired loans without a valuation allowance	393	—
Total impaired loans	$393	$—
Valuation allowance related to impaired loans	$—	$—
Average recorded investment in impaired loans	$305	$—
Cash receipts applied to reduce principal balance	$—	$—
Interest income recognized for cash payments	$—	$—

At December 31, 2004, the Bank had no loans past due 90 days or more in principal or interest. At December 31, 2003, the Bank had one loan with a principal balance of $120,830 past due 90 days or more in interest or principal and still accruing interest.

The Bank had no loans classified as troubled debt restructurings for December 31, 2004 and 2003.

A summary of activity in the allowance for loan losses is as follows:

	2004	2003
Balance, Beginning of Year	$2,726,078	$1,942,122
Provision for loan losses	874,355	783,956
Balance, End of Year	$3,600,433	$2,726,078

Note #4—Loan Servicing

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others were $ 21,692,327 and $32,826,763 at December 31, 2004 and 2003, respectively. Included in these amounts are Small Business Administration (“SBA”) Loans for sold to governmental agencies and institutional investors. At December 31, 2004 the unpaid principal balance of SBA Loans serviced for others totaled $3,146,364.

The Bank began to originate Small Business Administration (“SBA”) loans for sale to governmental agencies and institutional investors in 2004. At December 31, 2004 the unpaid principal balance of SBA loans serviced for others totaled $3,146,364. The gain on sale of SBA loans was $344,413 for the year ended December 31, 2004.

The balance of mortgage servicing rights included in other assets as of December 31, 2004 and 2003, was $81,411 and $26,877. The fair value of these rights as of December 31, 2004 and 2003 was $97,902 and $79,545, respectively.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #4—Loan Servicing (Continued)

The following summarized servicing rights capitalized and amortized:

	For the year ended December 31,
	2004	2003
Mortgage servicing rights capitalized	$75,834	$—
Mortgage servicing rights amortized	21,300	113,576
Valuations	—	—

Note #5—Premises and Equipment

	2004	2003
Furniture and equipment	$1,381,983	$873,200
Leasehold improvements	2,457,262	1,477,054
Construction-in-progress	119,059	58,685
	3,958,304	2,408,939
Less accumulated depreciation and amortization	1,253,052	890,708
Total	$2,705,252	$1,518,231

Depreciation expense and leasehold improvement amortization was $370,086 and $278,890 for the years ended December 31, 2004 and 2003, respectively.

Note #6—Certificates of Deposits

At December 31, 2004, the scheduled maturities of certificates of deposits are as follows:

Year Ending December 31,	Total
2005	$99,518,931
2006	26,105,979
2007	4,785,725
2008	106,644
2009	298,000
$130,815,279

Brokered deposits totaled $31,956,859 and $21,666,684 at December 31, 2004 and 2003, respectively, and are included as a component of certificates of deposit.

Note #7—Junior Subordinated Debentures

On June 27, 2002, Epic Bancorp issued $10,310,000 Junior Subordinated Debentures. The variable rate debentures (dividends issued at a quarterly LIBOR rate plus 3.65%, not to exceed 12% prior to—June 30, 2007) mature June 30, 2032. The debentures were issued in concurrence with the—Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust I, a wholly owned non-consolidated subsidiary of Epic Bancorp. Proceeds of the Trust Preferred Securities were invested in the junior subordinated debentures issued by Epic Bancorp. Epic Bancorp has the right,

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #7—Junior Subordinated Debentures (Continued)

assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods. As of December 31, 2004 the interest rate on the Junior Subordinated Debenture was 5.72%.

Note #8—Federal Home Loan Bank (FHLB) Advances

Pursuant to collateral agreements with the FHLB, advances are secured by loans and investment securities maintained by the Bank. Loans with a carrying value of $209,052,322 have been pledged to secure advances of $115,780,636, and investment securities of $62,891,288 have been pledged to secure advances of $9,000,000. Advances have a fixed rate of interest, and bear interest at a weighted-average rate of 2.47 percent.

At December 31, 2004, the scheduled maturities of FHLB advances are as follows:

Year Ending December 31,	Total
2005	$38,320,718
2006	44,373,724
2007	28,086,194
2008	5,000,000
$115,780,636

Note #9—Salary Continuation Plan

The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue their current capacity. The Plan is intended to be an un-funded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 per year commencing on January 1, 2005 and January 1, 2015, respectively, for a period of 15 years. The Bank has determined the net present value of both pension obligations to be $1,062,597, assuming a discount rate of seven percent, and has a current year expense of $379,500 ($224,000 net of tax).

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

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #10—Fair Value of Financial Instruments (Continued)

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2004 and 2003. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The estimated fair values of the Bancorp’s financial instruments were as follows:

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,730,552	$21,730,552	$14,790,117	$14,790,117
Investment securities	62,891,288	62,367,195	18,907,115	19,006,030
Interest-bearing deposits in other financial institutions	999,646	999,646	12,844,233	12,844,233
Federal Home Loan Bank restricted stock	6,933,500	6,933,500	3,609,300	3,609,300
Pacific Coast Banker’s Bank stock	50,000	50,000	50,000	50,000
Loans receivable, net	325,650,597	344,710,000	246,418,355	255,112,473
Accrued interest receivable	1,996,677	1,996,677	1,303,658	1,303,658
Financial liabilities:
Deposits	274,619,974	274,452,974	211,626,134	212,806,048
Federal Home Loan Advances	115,780,636	114,948,000	65,101,242	65,521,244
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	186,955	186,955	73,999	73,999

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit	$41,799,141	$417,991	$47,084,351	$470,844

The following methods and assumptions were used by the Bancorp in estimating fair value disclosures:

•       Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values due to the short-term nature of the assets.

•       Investment Securities

The fair value of investment securities are based upon quoted market prices, where available.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #10—Fair Value of Financial Instruments (Continued)

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

•       Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate loans, variable rate loans with initial fixed rate periods, and variable rate loans at their contractual cap or floor rates) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

•       Deposits

The fair values disclosed for transaction accounts; for example, interest-bearing checking deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

•       Borrowings

The fair values of the Bancorp’s long-term borrowings are estimated using discounted cash flow analyses based on the Bancorp’s current incremental borrowing rates for similar types of borrowing arrangements.

•       Off-balance Sheet Instruments

Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #11—Income Taxes

	2004	2003
Provision for income taxes
Federal
Current	$1,691,208	$1,199,072
Deferred	(370,000)	209,000
	1,321,208	1,408,072
State
Current	358,000	205,000
Deferred	30,000	108,000
	388,000	313,000
Total	$1,709,208	$1,721,072

A reconciliation of the statutory tax rates to the effective tax rates is as follows:

	2004		2003
	Amount	Percent	Amount	Percent
Federal income tax at statutory rate	$1,748,000	34.0	$1,536,000	34.0
State franchise taxes, net of Federal income tax benefit	145,000	2.8	207,000	4.6
Other, net	(183,792)	(3.6)	(21,928)	(0.5)
	$1,709,208	33.2	$1,721,072	38.1

The net deferred tax asset is determined as follows:

	2004	2003
	(In Thousands)
Deferred Tax Assets
Reserve for loan losses	$1,482	$1,117
Accruals	486	23
Investment securities valuation	153	—
Other assets and liabilities	324	—
Total Deferred Tax Assets	2,445	1,140
*Valuation Allowance	—	—
Total Deferred Tax Assets	2,445	1,140
Deferred Tax Liabilities
Fixed assets	121	44
Deferred loan costs	797	560
FAS 91 loan costs	242	0
Loan origination costs	251	0
Other, net assets and liabilities	75	70
Total Deferred Tax Liabilities	1,486	674
Net Deferred Tax Assets	$959	$466

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #12—401(k) Savings Plan

The Bank has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Bank matches the employee deferrals at a rate set by the Board of Directors. Matching contributions vest after three years of employment. The Bank contributed $115,572 and $91,402 to the plan in 2004 and 2003, respectively.

Note # 13—Regulatory Capital Requirements

Banks are subject to various regulatory capital requirements administered by Federal banking agencies, specifically, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a Bank must meet specific capital requirements that involve quantitative measures of a Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank maintain certain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As the Company is not subject to Federal Reserve Board (FRB) supervisory, management believes the capital requirements are not applicable, on a consolidated basis, to the Company. Management believes, as of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent formal notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. The following table also sets forth the Bank’s actual regulatory capital amounts and ratios (dollars amounts in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	33,099	10.0%	13,306	4.0%	19,959	6.0%
Tier 1 capital to average assets	33,099	8.1%	16,386	4.0%	20,482	5.0%
As of December 31, 2003:
Total capital to risk-weighted assets	$25,432	10.2%	$20,004	8.0%	$25,005	10.0%
Tier 1 capital to risk-weighted assets	22,706	9.1%	10,002	4.0%	15,003	6.0%
Tier 1 capital to average assets	22,706	7.5%	12,109	4.0%	15,137	5.0%

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note # 13—Regulatory Capital Requirements (Continued)

California State Banking Law also restricts the payment of dividends if stockholders’ equity at the Bank is below $750,000. Generally, payment of dividends by the Bank is also limited under FDIC regulations. In addition, the amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the year, plus the net profits of the preceding two calendar years, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2004 and 2003  As of December 31, 2004 and 2003 the Bank had declared and paid cash dividends to the Bancorp of $792,000 and $850,400, respectively.

Note #14—Commitments and Contingencies

Lease commitments—The Bank has entered into seven operating leases with nonaffiliates for office and branch space, including planned future branch locations, which expire through the year 2014. Monthly payments under these seven leases total $61,778, with annual adjustments based on the Consumer Price Index.

Future minimum rent payments under the seven operating leases are as follows:

Year Ending December 31,
2005	$572,079
2006	549,408
2007	549,408
2008	510,329
2009	428,232
Thereafter	1,471,674
$4,081,130

The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2004 and 2003, were $671,762 and $401,162, respectively.

The Bank has entered into a sublease arrangement for a portion of the leased space, with monthly rent due of $1,900. Rental payments for the years ended December 31, 2004 and 2003 were $7,599 and $23,721, respectively.

Note #15—Stock Split

On January 28, 2003, the Board of Directors approved a three-for-two stock split of its common stock. All outstanding shares of stock, stock options, and related per share earnings calculations have been retroactively adjusted to reflect the stock splits.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #16—Incentive Stock Option and Stock Appreciation Plans

1997 Employee Stock Option and Stock Appreciation Plan

The Bancorp maintains an incentive stock option and stock appreciation plan (the “Plan”) in which options to purchase shares of the Bancorp’s common stock, or to be paid the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 for a maximum of 27,000 shares (480,543 after stock splits and a revision to the original plan) of the Bancorp’s common stock. The exercise price of the combination plan of all options shall not be less than 100 percent of the fair value of the underlying common stock at the time of the grant and the term of the option shall not exceed ten years. Stock appreciation rights shall be exercisable only to the same extent and subjects to the same conditions as the related options, and only when the fair market value of the share of common stock exceeds the exercise price of the related option. The number of shares covered by such stock appreciation rights shall not exceed the number of shares covered by the related option. An exercise of option as to the number of shares shall cause a correlative reduction in the stock appreciation rights held by the employee, and the exercise of a stock appreciation right shall cause a similar correlative reduction in the number of shares covered by the related option.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003, respectively:  dividend yields of 0.77% and 0%, risk free rate of 4.41% and 3.70%, expected life of seven years and seven years, and stock price volatility of 28.07% and 40.57%.

A summary of the status of the Bancorp’s 1997 combination stock option and stock appreciation plan is presented below:

	2004
	Number of Shares		Weighted
	Available		Average
	For		Exercise
	Granting	Outstanding	Price
Outstanding, beginning of year	311,215	120,536	$4.52
Granted	(231,400)	231,400	13.03
Exercised	—	(17,146)	3.59
Cancelled	5,563	(5,563)	10.08
Outstanding, end of year	85,378	329,227	10.45
Options exercisable at year-end		112,294
Weighted-average fair value of options granted during the year		$4.81

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #16—Incentive Stock Option and Stock Appreciation Plans (Continued)

	2003
	Number of Shares		Weighted
	Available		Average
	For		Exercise
	Granting	Outstanding	Price
Outstanding, beginning of year	87,424	115,004	$3.68
Additional shares authorized	237,543	—	—
Granted	(16,675)	16,675	9.58
Exercised	—	(8,220)	2.29
Cancelled	2,923	(2,923)	8.21
Outstanding, end of year	311,215	120,536	4.52
Options exercisable at year-end		90,383
Weighted-average fair value of options granted during the year		$4.85

The following table summarizes information about the 1997 employee stock option and stock appreciation plan as of December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Average	Average
	Number	Life In	Exercise	Number	Average
Range of Exercise Price	Outstanding	Years	Price	Exercisable	Price
$1.22 - $4.33	65,655	3.80	$2.18	65,655	$2.18
$8.33 - $10.00	33,872	8.05	9.03	14,639	8.65
$13.00 - $16.10	229,700	9.47	13.03	32,000	13.00
	329,227	8.19	10.45	112,294	6.11

2003 Non-Employee Directors’ Stock Option Plan

At their meeting on June 17, 2003, the Board of Directors of Epic Bancorp approved a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Plan provides for the grant of options for up to 67,000 shares of Bancorp common stock, subject to adjustment upon certain events, such as stock splits. However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors’ Plan or any other stock option plan of Bancorp and the total number of shares provided for stock bonus of similar plan of Bancorp exceed thirty percent (30%) of its then outstanding shares of common stock. Each director of Bancorp and each director of Tamalpais Bank who is not otherwise employed by Bancorp or Tamalpais Bank or any affiliate of Bancorp or Tamalpais Bank, is eligible to receive options under the Directors’ Plan. The options will have an exercise price equal to the fair market value of the common stock upon the date the option is granted. The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as of a director. The exercise price of each option will be 100% of the fair market value of the common stock subject to the option on the date of grant.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #16—Incentive Stock Option and Stock Appreciation Plans (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and  2003:  dividend yield of 0.77% and 0%, risk free rate of 4.42% and 3.83%, expected life of seven years, and stock price volatility of 28.07% and 40.6%.

A summary of the status of the Bancorp’s 2003 stock option plan is presented below:

	2004
	Number of Shares		Weighted
	Available		Average
	For		Exercise
	Granting	Outstanding	Price
Outstanding, beginning of year	48,000	19,000	$10.00
Granted	(48,000)	48,000	$13.00
Exercised	—	(1,000)	$10.00
Cancelled	—	—	$—
Outstanding, end of year	—	66,000	$12.18
Options exercisable at year-end		4,400
Weighted-average fair value of options granted during the year		$4.80

	2003
	Number of Shares		Weighted
	Available		Average
	For		Exercise
	Granting	Outstanding	Price
Outstanding, beginning of year	—	—	$—
Initial shares authorized	67,000	—	$—
Granted	(19,000)	19,000	$10.00
Exercised	—	—	$—
Cancelled	—	—	$—
Outstanding, end of year	48,000	19,000	$10.00
Options exercisable at year-end		1,000
Weighted-average fair value of options granted during the year		$9.04

The following table summarizes information about the 2003 Non-Employee directors’ stock option plan as of December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Average	Average
	Number	Life In	Exercise	Number	Average
Range of Exercise Price	Outstanding	Years	Price	Exercisable	Price
$10.00	18,000	8.58	$10.00	4,400	$10.00
$13.00	48,000	9.50	$13.00	—	$13.00
	66,000	9.25	$12.18	4,400	$10.00

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #17—Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compare EPS:

	2004		2003
	Income	Shares	Income	Shares
Net Income as Reported	$3,448,413		$2,797,540
Shares Outstanding at Year End		3,665,702		3,136,957
Impact of Weighting Shares Purchased During the Year		(94,855)		(6,566)
Used in Basic EPS	3,448,413	3,570,847	2,797,540	3,130,391
Dilutive Effect of Outstanding Stock Options		89,073		67,598
Used in Dilutive EPS	$3,448,413	3,659,920	$2,797,540	3,197,989

Note #18—Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank’s normal lending and deposit policies.

An analysis of the activity with respect to related party loans during 2003 is as follows. There were no related party loans during 2004.

2003
Outstanding Balance, beginning of the year	$1,147,858
Credit granted, including renewals	—
Repayments	(1,147,858)
Outstanding Balance, end of year	$—

At December 31, 2004 and 2003, the Bank held deposits from related parties of $1,211,392 and $731,564 respectively.

The Bank made payments for lease and related expenses totaling $0 and $19,037 for the years ended December 31, 2004 and 2003, to Marin Advisors Investors II (MAI-II), a California limited partnership that previously owned the building in which the Bank’s branch and offices are located. The Bank’s Chairman of the Board, who is also the Company’s Chief Executive Officer (CEO), is the majority owner of Marin Advisors, Inc., which  was the general partner of MAI-II. MAI II was liquidated in 2003.

The Bancorp and the Bank interact with Kit Cole Investment Advisory Services, Inc. (KCIAS), a California Corporation owned by the Chairman of the Board and CEO of the Company. Payments for miscellaneous office and marketing expenses to KCIAS for 2004 and 2003 totaled $28,791 and $7,055, and payments for in branch registered investment advisors totaled $100,261 and $47,451. The Bancorp also paid a cash award of $26,000 to an employee at KCIAS during 2003, as a recognition for administrative services that the employee provided to the Bancorp under an employee sharing agreement. The agreement with KCIAS was terminated on December 31, 2004.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #18—Transactions with Related Parties (Continued)

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a public offering of the Company’s common stock for an aggregate consideration of between $9,681,113 and $26,000,000. Of the 2,000,000 shares being offered, 510,599 shares were sold by Epic Bancorp and 1,444,290 shares were sold by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of Epic Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc. Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors.

Total expenses of $977,320 were incurred by the Company in connection with the issuance and distribution of securities registered:  All costs associated with the offering were shared by Community Bankshares L.P on a pro rate basis based on the number of shares sold by each entity, except for the SEC registration fee and the Nasdaq listing fee, which was borne by Epic Bancorp. The Company incurred stock offering costs of $262,000 which were deducted from the gross amount raised on behalf of the Company of $6.6 million to equal the net capital infusion of $6.4 million. Community Bankshares incurred costs of $715,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million.

Note #19—Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. To date, these financial instruments include commitments to extend credit that involve elements of credit risk in excess of the amount recognized in the balance sheet.

At December 31, 2004 and 2003, the Bank had undisbursed loan commitments of $41,799,141 and $47,084,351, respectively. Substantially all commitments relate to real estate loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and my require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon commitments to extend credit, is based on management’s collateral and credit evaluation of the counterparty. Collateral held varies, but primarily consists of residential and commercial property. Standby letters of credit written are confidential commitments issued by the bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.

At December 31, 2004 and 2003, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

Note #20—Public Offering of the Common Stock of Epic Bancorp

On June 10, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission (Registration Statement No. 333-105991) with respect to a public offering of the Company’s

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #20—Public Offering of the Common Stock of Epic Bancorp (Continued)

common stock for an aggregate consideration of between $9,681,113 and $26,000,000. The registration statement was declared effective on October 20, 2003, and the Company commenced an offering of 744,701 to 2,000,000 shares of its common stock at a price of $13.00 per share. This offering was completed in the first quarter of 2004. Of the 2,000,000 shares being offered, 510,599 shares were sold by Epic Bancorp and 1,444,290 shares were sold by Community Bankshares, L.P., a limited partnership, of which Kit M. Cole, the Chairman/CEO of Epic Bancorp is the CEO of the general partner, Cole Financial Ventures, Inc. Community Bankshares elected to retain 45,111 of its shares, which were subsequently distributed to its investors. Priority was given to the 1,489,401 shares offered by the limited partnership.

Under the terms of the offering Epic Bancorp reserved the right, in its sole discretion, to engage the services of a broker or brokers in connection with the offering. Epic Bancorp subsequently engaged the services of Cohen Bros. & Company  to act as broker to assist it in selling shares in the offering on a non-exclusive best efforts basis. In a best efforts offering, the underwriters were not required to sell any specific number or dollar amount of securities but were to use their best efforts to sell the securities offered. As provided in that prospectus,  Epic Bancorp paid Cohen Bros. a commission equal to 2% of the gross offering proceeds derived from investors introduced to Epic Bancorp by Cohen Bros. The maximum commission that could be paid was $520,000.

Net proceeds of the offering to Epic Bancorp totaled $6,369,000. The proceeds from the sale of new shares sold in the offering will be utilized by Epic Bancorp and Tamalpais Bank to support their growth and for working capital. Epic Bancorp did not receive any of the net proceeds from the shares sold by Community Bankshares L.P.

The following expenses were incurred by the Company in connection with the issuance and distribution of securities registered:  All costs associated with the offering were shared by Community Bankshares L.P on a pro rate basis based on the number of shares sold by each entity, except for the SEC registration fee and the Nasdaq listing fee, which was borne by Epic Bancorp.

Underwriting Discounts and Commissions	$—
2% Placement Fee	393,782
Legal Fees	246,513
Accounting Fees	54,080
Printing and Edgarizing	60,448
Marketing	152,640
Other Expenses	69,857
Total Expenses	$977,320

All expenses were paid to persons other than directors, officers, or 10% shareholders of the Company. However, Community Bankshares was liquidated in whole or in part from the proceeds of this offering. The Company incurred stock offering costs of $262,000 which were deducted from the gross amount raised on behalf of the Company $6.6 million to equal the net capital infusion of $6.4 million. Community Bankshares incurred costs of $715,000 which were deducted from the gross amount raised on behalf of Community Bankshares of $18.8 million to equal the net proceeds to Community Bankshares of $18.0 million. In the second quarter of 2004 the Company applied to list its common stock on the NASDAQ Small Cap Market. The common stock began trading on the NASDAQ Small Cap Market under the symbol “EPIK” on August 9, 2004.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #21—Condensed Financial Information of Epic Bancorp (Parent Company)

Balance Sheets

	2004	2003
Assets
Cash and cash equivalents	$154,435	$53,368
Investment in subsidiary	32,878,543	22,718,952
Investment in nonconsolidated subsidiary	310,000	310,000
Prepaids and other assets	303,650	5,085,897
Total Assets	$33,646,628	$28,168,217
Liabilities
Junior subordinated debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	161,950	3,984,118
Total Liabilities	10,471,950	14,294,118
Stockholders’ Equity
Common stock	10,159,239	3,712,516
Retained earnings	13,244,716	10,161,583
Accumulated other comprehensive (loss)	(229,277)	—
Total Stockholders’ Equity	23,174,678	13,874,099
Total Liabilities and Stockholders’ Equity	$33,646,628	$28,168,217

Statements of Income

Equity in undistributed income of bank	$4,245,651	$3,282,501
Other income	16,174	15,336
Interest expense on junior subordinated debentures	(547,964)	(522,438)
Other expenses	(635,648)	(319,859)
Income Before Income Taxes	3,078,213	2,455,540
Income Tax Benefit	370,200	342,000
Net Income	$3,448,413	$2,797,540

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #21—Condensed Financial Information of Epic Bancorp (Parent Company) (Continued)

Statements of Cash Flows

	2004	2003
Cash Flows from Operating Activities
Net income	$3,448,413	$2,797,540
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Bank	(4,245,652)	(3,282,501)
Net change in assets and liabilities	960,079	(351,119)
Net cash provided/(used) by operating activities	162,840	(836,080)
Cash Flows from Investing Activities
Capital contributions to Bank	(6,935,216)	—
Net cash used by investing activities	(6,935,216)	—
Cash Flows from Financing Activities
Stock offering proceeds	6,375,218	—
Dividends received from Bank	792,000	850,400
Cash dividends paid to shareholders	(365,280)
Stock options exercised	71,505	18,800
Net cash provided by financing activities	6,873,443	869,200
Net Increase in Cash and Cash Equivalents	101,067	33,120
Cash and Cash Equivalents, Beginning of Year	53,368	20,248
Cash and Cash Equivalents, End of Year	$154,435	$53,368
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$547,964	$514,379
Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$(229,227)	$44,206

Note #22—Subsequent Events

In January 2005 the Bank purchased $33.8 million of participated construction loans originated by a Southern California based lender pursuant to a Master Loan Participation Agreement as amended on January 3, 2005. These loans consist of fifty participated construction loans purchased with balances ranging from $360,000 to $1.7 million. All of the loans are residential construction loans make to individual property developers, and the majority are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach. The Loan Participation Purchase was funded on January 5, 2005.

In January 2005, Epic Bancorp established Epic Wealth Management, a new subsidiary offering  registered investment advisory services to the Bank’s clients and to the general Marin County marketplace. Epic Wealth Management was initially capitalized by a $100,000 capital infusion by Epic Bancorp.

EPIC BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND 2003

Note #22—Subsequent Events (Continued)

Additional capital infusions to Epic Wealth Management from Epic Bancorp totaled $125,000 in February 2005 and $179,000 in March 2005, for a total capital infusion of $404,000 through March 24, 2005. Epic Wealth Management began operations with a staff of three full time employees.

As of March 24, 2005 Epic Wealth Management was in negotiations with Kit Cole Investment Advisory Services (KCIAS) to potentially acquire some of the former clients of KCIAS. Kit M. Cole, the Chairman/CEO of Epic Bancorp is the CEO of KCIAS. The potential payment to KCIAS for the acquisition of former KCIAS is unknown. Kit M. Cole is acting as the interim CEO of Epic Wealth Management.

Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 8A—Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s                Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)   Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2004, no changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B—Other Information

None

PART III

Item 9—Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation—Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed pursuant to Regulation 14A.

The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto as Exhibit 14.

Item 10—Executive Compensation

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement which will be filed pursuant to Regulation 14A.

Item 11—Security Ownership of Certain Beneficial Owners and Management

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement which will be filed pursuant to Regulation 14A. The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation-Equity Compensation Plan Information” in the Registrant’s Proxy Statement which will be filed pursuant to Regulation 14A.

Item 12—Certain Relationships and Related Transactions

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement which will be filed pursuant to Regulation 14A.

Item 13—Exhibits

(a)   Exhibits

See Index to Exhibits at page 99 of this Annual Report on Form 10-KSB.

Item 14.—Principal Accountant Fees and Services.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors” in the Registrant’s Proxy Statement which will be filed pursuant to Regulation 14A.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Bancorp(1)
3.2	Bylaws of the Bancorp(1)
4.1	Indenture(1)
4.2	Amended and Restated Trust Agreement(1)
4.3	Trust Preferred Securities Guarantee Agreement(1)
4.4	Floating Rate Cumulative Trust Preferred Security Certificate of San Rafael Capital Trust I(1)
4.5	Floating Rate Cumulative Trust Preferred Security Certificate of San Rafael Capital Trust I(1)
4.6	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp(1)
10.1	Epic Bancorp Employee Incentive Stock Option and Stock Appreciation Right Plan(1)*
10.2	Salary Continuation Plan for Kit M. Cole(1)*
10.3	Salary Continuation Plan for Mark Garwood(1)*
10.4	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment(1)*
10.5	Epic Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement(1)*
11.	Statement re computation of per share earning. Included in footnote 17 to the Registrant’s audited financial statements included in this Annual Report .
14.	Code of Ethics, filed
21.	Subsidiaries of the Bancorp: Tamalpais Bank; San Rafael Capital Trust I.
23.	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.
31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*                    Employment Agreement or Compensation Plan.

(1)          Attached as Exhibits 3.1, 3.2, 41., 4.2, 4.3, 4.4, 4.5, 4.6, 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, to Registration Statement No. 333-105991  filed by Epic Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein  by reference.

SIGNATURES

In accordance with the requirements of Section 13  of the Securities Exchange Act of 1934, Epic Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ KIT M. COLE	By: /s/ MICHAEL MOULTON
Chief Executive Officer	Chief Financial Officer
Chairman of the Board	(Principal Financial Officer)
(Principal Executive Officer)	March 30, 2005
March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KIT M. COLE	Chief Executive Officer,	March 30, 2005
Kit M. Cole	Chairman of the Board, and Director
(Principal Executive Officer)
/s/ CAROLYN HORAN	Director	March 30, 2005
Carolyn Horan
/s/ RICHARD E. SMITH	Director	March 30, 2005
Richard E. Smith
/s/ W. JEFFERY TAPPAN	Director	March 30, 2005
W. Jeffery Tappan
/s/ ALLAN BORTEL	Director	March 30, 2005
Allan Bortel
/s/ ROBERT HELLER	Director	March 30, 2005
Robert Heller