Form 10QSB
period 2005-03-31
Epic Bancorp
filed 2005-05-16
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of small business issuer as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

851 Irwin Street, San Rafael California 94901
(Address of principal office)

Issuer’s telephone number: (415) 526-6400

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

Common Stock outstanding as of April 30, 2005:  3,673,345 shares

Transitional small business disclosure format
(Check one):

Yes ☐	No ☒

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains certain forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “Safe Harbor” created by those Sections. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  Epic Bancorp’s actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, (i) variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, rates paid on deposits, and fee and other noninterest income earned; (ii) competitive pressures among depository and other financial institutions may increase significantly and have an effect on pricing, spending, third-party relationships and revenues; (iii) enactment of adverse government regulation; (iv) adverse conditions and volatility, including as a result of recent economic uncertainty created by the war in Iraq and  the United States’ war on terrorism, in the stock market, the public debt market and other capital markets and the impact of such conditions on Epic Bancorp and subsidiaries; (v) continued changes in the interest rate environment may reduce interest margins and adversely impact net interest income; (vi) as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the business of Epic Bancorp and subsidiaries.

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

PART 1

FINANCIAL INFORMATION

FINANCIAL INFORMATION

The information for the three ended March 31, 2005 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp, formerly San Rafael Bancorp, (the “Company”) at March 31, 2005 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1.	FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,859,945	$5,295,051
Federal funds sold	1,820,524	16,435,481
Investment in money market funds	20	20

Total Cash and Cash Equivalents	7,680,489	21,730,552
Interest-bearing time deposits in other financial institutions	910,898	999,646
Investment securities
Available-for-sale	21,035,555	22,039,802
Held-to-maturity, at cost	37,536,627	40,851,486
Federal Home Loan Bank restricted stock, at cost	6,428,700	6,933,500
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	361,943,939	329,251,030
Less: Allowance for loan losses	(3,960,061)	(3,600,433)

	357,983,878	325,650,597
Bank premises and equipment, net	2,913,897	2,705,252
Accrued interest receivable	2,200,779	1,996,677
Other assets	2,978,290	2,652,159

Total Assets	$439,719,113	$425,609,671

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$15,265,421	$13,029,710
Interest-bearing checking deposits	7,594,745	7,773,492
Money market and saving deposits	120,501,712	123,001,493
Certificates of deposit greater than or equal to $100,000	63,209,665	60,544,446
Certificates of deposit less than $100,000	70,531,273	70,270,833

Total Deposits	277,102,816	274,619,974
Federal Home Loan Bank Advances	125,542,042	115,780,636
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	2,728,379	1,724,383

Total Liabilities	415,683,237	402,434,993

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,673,345, and 3,665,702 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	10,187,081	10,159,239
Retained earnings	14,070,993	13,244,716
Accumulated other comprehensive income	(222,198)	(229,277)

Total Stockholders’ Equity	24,035,876	23,174,678

Total Liabilities and Stockholders’ Equity	$439,719,113	$425,609,671

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Ended March 31, 2005 and 2004

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Interest Income
Interest and fees on loans	$5,961,220	$4,344,361
Interest on investment securities	505,138	165,199
Interest on Federal funds sold	20,297	27,720
Interest on other investments	64,156	38,445
Interest on deposits in other financial institutions	10,580	42,384

Total Interest Income	6,561,391	4,618,109

Interest Expense
Interest expense on deposits	1,470,785	943,653
Interest expense on borrowed funds	810,004	410,545
Interest expense on Junior Subordinated Debentures	163,984	128,317

Total Interest Expense	2,444,773	1,482,515

Net Interest Income Before Provision for Loan Losses	4,116,618	3,135,594
Provision for Loan Losses	359,628	239,000

Net Interest Income After Provision for Loan Losses	3,756,990	2,896,594

Noninterest Income
Gain (Loss) on sale of loans, net	70,749	—
Loan servicing	21,449	24,051
Other income	211,365	76,037

Total Noninterest Income	303,563	100,088

Noninterest Expenses
Salaries and benefits	1,403,599	1,126,555
Occupancy	307,746	191,595
Advertising	120,040	51,254
Professional	181,900	117,044
Data processing	97,854	49,840
Equipment and depreciation	79,807	56,853
Other administrative	347,502	284,709

Total Noninterest Expense	2,538,448	1,877,850

Income Before Income Taxes	1,522,105	1,118,832
Provision for Income Taxes	601,000	361,408

Net Income	$921,105	$757,424

Earnings Per Share
Basic	$0.25	$0.23

Diluted	$0.24	$0.22

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	Common Stock		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2004	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099
Stock options exercised	510,599	6,368,688				6,368,688
Comprehensive Income
Net Income for the period			$757,424	757,424		757,424
Unrealized security holding gains (net of $69,531 tax)			(3,938)		(3,938)	(3,938)

Total Comprehensive Income			$753,486

Balance, March 31, 2004	3,647,556	$10,081,204		$10,919,007	$(3,938)	$20,996,273

Balance, January 1, 2005	3,665,702	$10,159,239		$13,244,716	$(229,277)	$23,174,678
Stock options exercised	7,643	27,842				27,842
Comprehensive Income
Net Income for the period			$921,105	921,105		921,105
Cash Dividends				(94,828)		(94,828)
Unrealized security holding losses (net of $4,719 tax expense)			7,079		7,079	7,079

Total Comprehensive Income			$928,184

Balance, March 31, 2005	3,673,345	$10,187,081		$14,070,993	$(222,198)	$24,035,876

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$921,105	$757,424
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	116,687	71,811
Provision for loan losses	359,628	239,000
Change in unearned income, net of amortization	218,044	21,994
Change in loan servicing asset, net of amortization	77,479	12,076
Net amortization of premiums on investment securities	168,278	99,487
Net change in accrued interest receivable and other assets	(612,431)	323,748
Net change in accrued interest payable and other liabilities	1,003,996	1,424,379

Net Cash Provided By Operating Activities	2,252,786	2,949,919

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(32,910,953)	(20,408,029)
Principal reduction in securities available-for-sale	970,516	44,942
Principal reduction in securities held-to-maturity	3,192,110	1,374,885
Purchase of investment securities available-for-sale	—	(12,360,862)
Purchase of investment securities held-to-maturity	—	(28,591,874)
Net change in interest earning deposits	88,748	10,983,190
Purchase of Federal Home Loan Bank stock	—	(1,044,800)
Redemption of Federal Home Loan Bank stock	504,800	—
Purchase of property and equipment	(325,332)	(457,055)

Net Cash Used By Investing Activities	(28,480,111)	(50,459,603)

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$2,482,842	$(1,176,517)
Net change in FHLB advances	9,761,406	28,674,846
Net increase in payable to broker/dealers	—	28,591,874
Stock options excercised	27,842	—
Dividends paid	(94,828)	—
Proceeds from sale of stock	—	6,368,689

Net Cash Provided By Financing Activities	12,177,262	62,458,892

Net (Decrease)/ Increase in Cash and Cash Equivalents	(14,050,063)	14,949,208
Cash and Cash Equivalents, Beginning of Period	21,730,552	14,790,117

Cash and Cash Equivalents, End of Period	$7,680,489	$29,739,325

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$2,372,742	$1,469,723

Income taxes paid	$200,000	$528,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$7,079	$(3,938)

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, formerly San Rafael Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consists of Tamalpais Bank (the “Bank”), established in 1991, San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary established in June 2002, and Epic Wealth Management, established in January 2005.  All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2005 and 2004, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $12,000,000 in commitments to fund commercial real estate, construction, and land development loans, $3,157,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $27,123,000 in other unused commitments as of March 31, 2005.  The Company had no outstanding standby Letter of Credit, approximately $24,729,000 in commitments to fund commercial real estate, construction, and land development loans, $3,843,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $10,800,000 in other unused commitments as of December 31, 2004.

NOTE 3 - Earnings Per Common Share

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended March 31,

	2005	2004

Net Income	$921,105	$757,424

Weighted average shares:
Basic weighted average number of common shares outstanding	3,673,345	3,324,168
Dilutive effect of stock options	117,149	86,573

Diluted weighted average number of common shares outstanding	3,790,494	3,410,741

Net income per common share:
Basic	$0.25	$0.23
Diluted	0.24	0.22

NOTE 4 - Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Bancorp has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

	Three Months Ended March 31,

	2005	2004

Net income:
As reported	$921,105	$757,424
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(8,746)	(5,355)

Pro forma net income	$912,359	$752,069

Weighted Average Shares Outstanding - Basic	3,671,040	3,324,168
Weighted Average Shares Outstanding - Diluted	3,773,790	3,410,741
Basic Earnings per share
As reported	$0.25	$0.23
Pro forma	$0.25	$0.23
Earnings per share - assuming dilution
As reported	$0.24	$0.22
Pro forma	$0.24	$0.22

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a California corporation formerly known as San Rafael Bancorp. The Company’s principal asset is the common stock of the Bank, a California-chartered industrial bank, headquartered in San Rafael, California. In January 2005 the Company created a new subsidiary, Epic Wealth Management, offering investment advisory services to the general community and to clients of the Bank.

The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of high net worth individuals and small-to-mid-size commercial businesses and to property owner/investors. The Company attracts deposits from the Marin County community by offering convenience, a friendly differentiated branch environment, competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past four years, the Company has grown significantly; however, its business is subject to various risks.

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

Allowance for Loan Losses

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

Mortgage Servicing Asset.

The Company services SBA and non-SBA loans for investors and records a related mortgage servicing asset.  The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows.  The exposure of the loan life assumption is if loans prepay faster than expected.  The exposure to the discount rate assumption is if prime rate adjusts severely and permanently.  Such exposure can cause adjustments to the income statement.

Supplemental Employee Retirement Plan

We have entered into supplemental employee retirement agreements with certain executive officers.  Our liability under these agreements is measured in accordance with SFAS No. 87. The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels. Should these estimates prove materially different from actual results, we could incur additional or reduced future expense.

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

General

The consolidated Company is comprised of three entities, the parent company, Epic Bancorp, formerly San Rafael Bancorp,  (the “Company”), and its wholly owned subsidiaries, Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).  San Rafael Capital Trust I (Trust) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures trust preferred securities and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10 million of trust preferred securities are so reflected.  The Bank represents substantially all of the operational activities of the Company, and accordingly, the discussion and analysis of the Bank and Company are substantially the same.

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

•

The Company’s private banking strategy incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment management to its constituency. Directors and employees of the Company maintain a high level of community involvement and visibility within the community’s high net worth and not-for-profit sector. This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	Building relationships through wealth management services in the high net worth community of Marin County;
•	Offering consultation and planning services, delivered in a personalized, non-intimidating way;
•	Targeting the market of high net worth households with liquid assets of $1 to $10 million;
•	Providing fee-based investment advisory, asset management, and financial planning services;
•	Tailoring loan and deposit products to high net worth individuals such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services;
•	Increasing loans that are more likely to result in increased deposits and other relationships, such as construction and SBA loans.
•	Increasing fee income to a greater portion of total revenue than historically generated; and
•	Utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses.

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

In January 2005, the Company established a new subsidiary, EWM, a client-centered investment advisory and financial planning firm registered with the Securities and Exchange Commission. EWM provides investment management and financial advice to high-net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace. EWM was initially capitalized by a $100,000 capital infusion by the Company.  Additional capital infusions to EWM from the Company totaled $125,000 in February 2005 and $179,000 in March 2005, for a total capital infusion of $404,000 through March 31, 2005. Epic Wealth Management began operations with a staff of three full time employees.

Based on the Marin County deposit market, on the Bank’s growth path over the last two years, the anticipated branch to be opened in 2005, future potential branch locations, and the demographics of Marin County, the Company believes that, over time, it can obtain significant market share in Marin County.  The Bank has a five year strategic plan to grow to $1.0 billion in total assets, consisting of $900 million in loans, $925 million in deposits, $75 million in stockholders equity, and $100 million in short term investments. However, no assurance can be given that the branches will achieve their goals as the Company cannot guarantee levels of deposit activity or the performance or achievement of its individual branches.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.  The Company has identified at least 9 areas that satisfy this criteria. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate—North San Rafael), and expects to open one new branch in the third quarter of 2005 (Corte Madera). The Company intends to open at least 3 more branches in Marin County in the near future.

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

Quarter Ended March 31, 2005

For the three months ended March 31, 2005, the Company reported, on a consolidated basis, net income of $921,000 as compared to $757,000 for the three months ended March 31, 2004.  Basic earnings per share were $0.25 for the three months ended March 31, 2005 as compared to $0.23 for the three months ended March 31, 2004.  Diluted earnings per share were $0.24 for the three months ended March 31, 2005 as compared to $0.22 for the three months ended March 31, 2004.

The increase in net income and basic and fully diluted earnings per share for the three months ended March 31, 2005 over the prior year period was primarily the result of several factors:

•

For the three months ended March 31, 2005 net interest income increased by $981,000 (31%) over the same period last year.  The increase in income was largely due to the increased earning asset base.  In an effort to improve its net interest margin and net interest income, the Company has been employing a strategy to convert assets currently invested in mortgage backed securities into higher yielding loans.  As a result of the successful implementation of this strategy, mortgage backed securities decreased $4.3 million in the first quarter of 2005, while net loans increased $32.7 million during the same period

•

For the three months ended March 31, 2005 noninterest income increased $203,000 (203%) over the same period last year due to the recognition of $92,000 in investment advisory services fee income and a $71,000 gain on the sale of the government guaranteed portion of Small Business Administration (SBA) loans during the three months ended March 31, 2005.  There was no investment advisory fee income or gain on sale of SBA loans in the three months ended March 31, 2004.

Partially offsetting these items which had a positive impact on net income were increases in noninterest expense, the provision for loan losses, and the provision for income taxes.  Noninterest expense for the three months ended March 31, 2005 increased $661,000 (35%) over the same period last year primarily due to increased staff and facilities.  The provision for loan losses increased $121,000 (50%) over the same period last year due to an increase in growth of the loan portfolio.  The provision for income taxes increased $240,000 (66%) due to increased pre-tax net income.

As of March 31, 2005, consolidated total assets were $439,719,000 as compared to $425,610,000 at December 31, 2004, which represents an increase of approximately 3%.  Net loans increased $32,333,000 (10%) from $325,651,000 at December 31, 2004 to $357,984,000 at March 31, 2005.  Total investment securities decreased by $4,319,000 (7%) during the three months ending March 31, 2005. Total deposits increased $2,483,000 (1%) from $274,620,000 at December 31, 2004 to $277,103,000 at March 31, 2005.  Stockholders’ equity increased $861,000 (4%) from $23,175,000 as of December 31, 2004 to $24,036,000 as of March 31, 2005, while FHLB advances increased $9,761,000 (8%) from $115,781,000 to $125,542,000.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	March 31, 2005			March 31, 2004

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$61,270	$505	3.34%	$21,058	$165	3.16%
Other investments	6,597	64	3.93%	4,349	38	3.56%
Interest bearing deposits in other financial institutions	954	11	4.68%	10,391	42	1.64%
Federal funds sold	3,304	20	2.45%	11,651	28	0.96%
Loans (2)	359,476	5,961	6.73%	258,689	4,346	6.75%

Total Interest Earning Assets	431,601	6,561	6.17%	306,138	4,619	6.07%
Allowance for loan losses	(3,834)			(2,802)
Cash and due from banks	5,616			4,598
Net premises, furniture and equipment	2,758			1,659
Other assets	5,004			7,188

Total Assets	$441,145			$316,781

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,996	13	0.66%	$9,357	22	0.94%
Savings deposits (3)	126,472	638	2.05%	91,179	298	1.31%
Time deposits	128,463	820	2.59%	104,217	624	2.41%
Other borrowings	127,313	810	2.58%	69,579	411	2.37%
Junior Subordinated Debentures	10,310	164	6.45%	10,310	128	5.01%

Total Interest Bearing Liabilities	400,554	2,445	2.48%	284,642	1,483	2.07%
Noninterest deposits	13,527			9,239
Other liabilities	3,259			5,572

Total Liabilities	417,340			299,453
Shareholders’ Equity	23,805			17,328

Total Liabilities and Shareholders’ Equity	$441,145			$316,781

Net interest income		$4,116			$3,136

Net interest spread (4)			3.69%			4.00%
Net interest margin (5)			3.87%			4.12%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include money market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

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

For the three months ended March 31, 2005, net interest income was $4,117,000 versus $3,136,000 for the three months ended March 31, 2004, a 31% increase.  Average interest-earning assets were $431,601,000 for the three months ending March 31, 2005 versus $400,554,000 in average interest-bearing liabilities.  Average loans of $359,476,000 accounted for 83% of the average earning assets.  The yield on interest-earning assets was 6.17% and the average cost of interest-bearing liabilities was 2.48% for the three month period ended March 31, 2005.  This resulted in the net interest margin (net yield on average earning assets) of 3.87% on an annualized basis, compared to the net interest margin of 4.12% for the same period of 2004.

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

	Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$330	$10	$340
Other investments	21	5	26
Interest-bearing deposits	(217)	186	(31)
Federal Funds Sold	(113)	105	(8)
Loans	1,759	(144)	1,615

	1,780	162	1,942
Increase/(decrease) in Interest Expense
Interest-bearing checking	(3)	(6)	(9)
Savings deposits	139	201	340
Time deposits	148	48	196
FHLB and other borrowings	360	37	397
Junior subordinated debentures	—	36	36

	644	316	960

Increase/(decrease) in Net Interest Income	$1,136	$(154)	$982

Noninterest Income

For the three months ended March 31, 2005, non-interest income was $304,000, representing an increase of $203,000 or 203% from the 2004 amount of $100,000.  The increase was primarily attributed to two factors:

•

In January 2005 the Company announced the launch of Epic Wealth Management (“EWM”), a client-centered business providing investment management and financial advice to high-net worth families..  In the first quarter of 2005 EWM generated $92,000 in investment advisory services fee income and had $26.3 million in assets under management as of March 31, 2005.  The Company anticipates that EWM will grow throughout the remainder of 2005.  However, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2005 or that it will be profitable on a stand-alone basis.

•

A gain of $71,000 was recognized in the first three months of 2005 from the sale of $878,000 of the government guaranteed portion of three Small Business Administration (SBA) loans.  There were no SBA sales in the first three months of 2004.  The Company began an SBA department in the beginning of 2004 as a means to increase noninterest and interest income.  The Company anticipates that it will sell substantially all of the government guaranteed portion of SBA loans that it originates for the remainder of 2005 as a means of producing income to offset the personnel costs associated with the SBA department.  However, due to the length of time necessary to process, approve, and fund SBA loans and due to uncertain future volumes, the Company makes no assurance that it will be able to fund and sell a significant volume of SBA loans by the end of 2005.

Noninterest Expense

Noninterest expense for the three-month period ended March 31, 2005 increased $661,000 or 35% to $2,538,000 from the 2004 amount of $1,878,000.  The increases in all consolidated expense classifications are attributable to our growth.  The major contributing items to this increase were salaries and benefits increasing $277,000 or 25%, occupancy expenses increasing $116,000 or 61%, advertising increasing $69,000 or 134%, and professional services increasing $65,000 or 55%.  The increases were due to the opening of a two new full-service branches in the last twelve months,  increases in the number of staff and the level of salaries and benefits packages, as well as a general increase in the volume of business at each of the offices, , and legal and accounting costs associated with SEC reporting.

In the first three months of 2005 the Bank hired staff for its retail branches, the Company hired administrative staff, and EWM hired staff to begin its operations.  The Company and EWM occupied new leased space in the first three months of 2005, and equipment expenses increased throughout the Company due primarily to information technology investments.  The Bank’s advertising expenses increased primarily due to a timing difference related to its community outreach program.  The annual “Heart of Marin” community outreach awards ceremony was held in January 2005, whereas the last awards ceremony was held in the fourth quarter of 2003.  Although many of these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded, and there is a risk that new operations will not produce the planned level of revenue.

The increase in professional services was primarily attributable to legal and accounting services associated with SEC reporting and expenses associated with the implementation of Sarbanes Oxley legislation, and legal and other consulting services incurred to establish EWM.  Substantial legal, accounting, and consulting expenditures are expected in the future due to ongoing costs associated with the implementation of Sarbanes Oxley legislation, and third party costs associated with establishing and growing new business segments.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Three Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent

	March 31, 2005	March 31, 2004

	(Dollars in thousands)
Salaries and benefits	$1,404	$1,126	$278	24.7%
Occupancy	308	192	116	60.4%
Advertising	120	51	69	135.3%
Professional	182	117	65	55.6%
Data processing	98	50	48	96.0%
Equipment and depreciation	80	57	23	40.4%
Other administrative	348	285	63	22.1%

Total	$2,540	$1,878	$662	35.3%

Income Taxes

Income tax expense for the three-month period ended March 31, 2005 amounted to $601,000, which was an increase of $240,000 or 66% over the $361,000 incurred for the same period in 2004  The increase in income tax expense is primarily attributable to increased pre-tax income.  In the first three months of 2004 the Company recorded a recovery of $82,000 due to the collection of a $309,000 refund from the State of California for amended prior period tax returns to take advantage of the California Enterprise Zone net interest income deduction.

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At March 31, 2005		At December 31, 2004

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$14,371	4.0%	$13,878	4.2%
Multifamily residential	125,973	34.8	126,099	38.3
Commercial real estate	147,444	40.7	147,357	44.7
Land	8,811	2.4	9,150	2.8
Construction real estate	39,413	10.9	9,157	2.8
Consumer loans	2,749	0.8	3,925	1.2
Commercial, non real estate	21,288	5.9	17,746	5.4

Total gross loans	360,049	99.5	327,312	99.4
Net deferred loan costs	1,895	0.5	1,939	0.6

Total loans receivable, net of deferred loan costs	$361,944	100.0%	$329,251	100.0%

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

Outstanding loan commitments at March 31, 2005 and December 31, 2004 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of March 31, 2005 and December 31, 2004, approximately 93.4% of our loans were secured by real estate.

During the first quarter of 2005 the Company purchased $33.8 million of participated construction loans.  These loans consist of fifty participated construction loans purchased with balances ranging from $360,000 to $1.7 million.  All of the loans are residential spec construction loans, and the majority are located in the Southern California beach communities of Manhattan

Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates tied to the Prime rate.  These loans may have a higher degree of credit risk due to geographic concentration in a new lending area, and due to the nature of spec construction lending. Management believes the risks are acceptable and have been mitigated through underwriting the loans to the same standard as the Bank’s existing loans, performing ongoing property inspections and credit evaluations, and by examining the credit operations and financial condition of the originating institution.

The following table sets forth the maturity distribution of our loans outstanding net of deferred loan costs at March 31, 2005.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, the six month LIBOR, and the Prime Rate.  As of March 31, 2005, 100% of our loan portfolio was comprised of floating and adjustable interest rate loans.  Of the  adjustable rate loans, 79.0% reprice within one year, 8.3% reprice within one to two years, 4.0% reprice within two to three years, 7.9% reprice within three to five years, and 0.8% reprice within five to seven years.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$902	$343	13,126	$14,371
Multifamily residential	57	3,767	122,149	125,973
Commercial real estate	705	4,160	142,579	147,444
Land	2,887	5,215	709	8,811
Construction real estate	38,678	735	—	39,413
Consumer loans	1,372	1,377	—	2,749
Commercial, non real estate	12,889	3,827	4,572	21,288

Total	$57,490	$19,424	$283,135	$360,049

Loans with predetermined interest rates	—	—	—	—
Loans with floating or adjustable interest rates	57,490	19,424	283,135	360,049

	$57,490	$19,424	$283,135	$360,049

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through March 31, 2005, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets, consisting of one loan, at the dates indicated.

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Non-accrual loans	$537	$393
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$537	$393

Nonperforming assets as a percent of total loans	0.15%	0.12%
Nonperforming assets as a percent of total assets	0.12%	0.09%

We have identified three loans totaling $1,356,000 that have a higher than normal risk of loss and have been classified as substandard.  One of the loans is a $537,000 land loan  located in the Bank’s primary market area that is currently on non-accrual status.  Substandard loans that are still performing include a $537,000 land loan, and a $562,000 commercial real estate loan both  located in the Bank’s primary market areas.  In addition, approximately $4,787,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of March 31, 2005, approximately $458,000 were single family loans, $272,000 were multifamily loans, $445,000 were commercial real estate loans, and $3,129,000 were non-real estate commercial loans.

The following table provides information with regards to delinquent but still performing loans as of the dates indicated.

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$1,087	$62
Loans delinquent 90 days of more and accruing	—	—

Total performing delinquent loans	$1,087	$62

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

Each month we review the allowance and make additional transfers to the allowance as needed.  For the three month ended March 31, 2005, the provision for loan losses was $632,000 as compared to $569,000 for the same period in 2004.  This represents an increase of $63,000 or 11% from 2004 to 2005.  For the three months ended March 31, 2005 and 2004 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.  The increase in the allowance was related to an increase in outstanding loans.

For the three months ended March 31, 2005, the provision for loan losses was $360,000 as compared to $239,000 for the same period in 2004.  This represents an increase of $121,000 or 50% from 2004 to 2005.  For the three months ended March 31, 2005 and 2004, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At March 31, 2005 and December 31, 2004, the allowance for loan and lease losses was 1.09% of loans outstanding.  At March 31, 2005, the ratio of the allowance for loan and lease losses to nonperforming loans was 737%.  There were no non-performing loans at December 31, 2004.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur, which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the three months ended March 31, 2005	For the twelve months ended December 31, 2004

	(Dollars In Thousands)
Loans Outstanding, Period End	$361,944	$329,251
Average amount of loans outstanding	359,476	291,999
Period end nonperforming loans outstanding	537	393
Loans Loss Reserve Balance, Beginning of Period	$3,600	$2,726
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	360	874

Allowance for Loan and Lease Loss, End of Period	$3,960	$3,600

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal funds,” and short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of March 31, 2005 and December 31, 2004, the carrying values of securities pledged to the FHLB were $58,572,000 and $62,891,000, respectively, representing our entire investment securities portfolio.  Of the securities pledged as collateral as of March 31, 2005, $22.1 million is required to collateralize existing FHLB borrowing, and the remaining $36.5 million are not required to collateralize existing borrowings.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of March 31, 2005 and December 31, 2004, our investment portfolio consisted of mortgage-backed securities.  We also owned $6,429,000 and $6,934,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of March 31, 2005 and December 31, 2004, respectively.  We also had interest-bearing time deposits in other financial institutions amounting to $911,000 and $1,000,000 as of March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, $37,537,000 of our securities were classified as held to maturity and $21,036,000 of our securities were classified as available for sale.  At December 31, 2004, $40,851,000 of our securities were classified as held to maturity and $22,040,000 of our securities were classified as available for sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available for sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held to maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of March 31, 2005

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$21,406	$—	$370	$21,036

Held to maturity
Mortgage backed securities	$37,537	$49	$654	$36,932

	As of December 31, 2004

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$22,422	$—	$382	$22,040

Held to maturity
Mortgage backed securities	$40,851	$78	$602	$40,327

	As of March 31, 2005		As of December 31, 2004

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available for sale
Mortgage backed securities	$21,036	3.36%	$22,422	3.29%

Held to maturity
Mortgage backed securities	$37,537	3.44%	$40,851	3.48%

Deposits

Deposits are our primary source of funding.  Our deposits are obtained from our retail branch network in Marin County.  As of March 31, 2005, we had a deposit mix of 43% money market and savings deposits, 23% in time deposits less than $100,000, 25% in time deposits greater than $100,000, 6% in noninterest-bearing checking deposits, and 3% in interest-bearing deposits.  At December 31, 2004, we had a deposit mix of 44% money market and savings deposits, 22% in time deposits less than $100,000, 26% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 3% in noninterest-bearing deposits.  Included in our deposit totals were $24.8 million (9% of deposits) and $32.0 million (12% of deposits) of brokered deposits and $11.3 million (4% of deposits) and $17.8 million (7% of deposits) in non-brokered wholesale certificates of deposits as of March 31, 2005 and December 31, 2004, respectively.

We have obtained wholesale deposits through one of two deposit brokers and through non-brokered wholesale sources.  These deposits were obtained for generally longer terms than we can acquire through our retail sources as a means to control interest rate risk.  However, based on the amount of wholesale funds maturing each month, we may not be able to replace all wholesale deposits with retail deposits upon maturity.  To the extent that we need to renew maturing wholesale deposits at then current interest rates, we incur the risk of paying higher interest rates for these potentially volatile sources of funds.

In an effort to expand our market share, we are continuing a business plan to develop our retail presence in Marin County through an expanding network of full service branches.  We operated three branches during the first quarter of 2004, and we opened two new branches in the second quarter of 2004.  Our sixth branch, to be located in Corte Madera, CA, is expected to open in the third quarter of 2005.

          The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	March 31, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$15,265	0.00%	$13,030	0.00%
Interest-bearing checking deposits	7,595	0.66%	7,773	0.67%
Money Market and savings deposits	120,502	2.11%	123,002	1.96%
Certificates of deposit over $100,000	63,210	2.81%	70,271	2.54%
Certificates of deposit < $100,000	70,531	2.77%	60,544	2.50%

Total deposits	$277,103	2.28%	$274,620	2.10%

The following table summarizes the distribution and origination source of certificates of deposit for the periods indicated:

	March 31, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$97,618	2.83%	$79,700	2.52%
Brokered certificates of deposit	24,841	2.65%	31,957	2.47%
Non-brokered wholesale certificates of deposit	11,282	2.78%	19,158	2.57%

Total deposits	$133,741	2.79%	$130,815	2.52%

The following schedule shows the maturity of our time deposits as of March 31, 2005:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$9,615	2.68%	$11,284	2.27%
Over 3 through 6 months	17,440	2.59%	19,627	2.61%
Over 6 through 12 months	24,321	3.02%	28,201	2.96%
Over 12 months through 2 years	9,653	2.74%	8,483	2.97%
Over 2 through 3 years	2,181	3.09%	2,528	3.49%
Over 3 through 4 years	—	0.00%	203	3.24%
Over 4 through 5 years	—	0.00%	205	3.55%

Total	$63,210	2.81%	$70,531	2.77%

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at March 31, 2005, and December 31, 2004 amounting to $125.5 million and $115.8 million, respectively, an 8% increase.  FHLB borrowings increased in the first quarter in part to fund the acquisition of the pool of construction loans.  As of March 31, 2005, unused borrowing capacity at the FHLB was $55.6 million.  Assets pledged as collateral to the FHLB consisted of $188.1 million of our loan portfolio and our entire investment securities portfolio of $58.6 million as of March 31, 2005.  Assets pledged as collateral to the FHLB as of December 31, 2004 consisted of $209.1 million of our loan portfolio and our entire investment portfolio of $62.9 million.  The advances have been outstanding at varying levels during the three months ended March 31, 2005.  Total interest expense on FHLB borrowings for the three months ended March 31, 2005 and 2004 was $810,000 and $411,000, respectively.

On occasion we will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  In the first quarter of 2005 we increased FHLB borrowings, as loans increased faster than deposits.  Over time we expect that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of March 31, 2005, the maturities of the advances substantially occur in 2005, 2006, and 2007 with comparatively smaller amounts maturing in 2008.  In the first three months of 2005 we have used both short term and long term FHLB borrowings to fund our growth and as a means of reducing interest rate risk.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At March 31, 2005		At December 31, 2004

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$25,747	2.46%	$10,000	1.77%
Over 3 through 6 months	9,000	2.36%	10,821	2.01%
Over 6 through 12 months	21,000	2.47%	17,500	2.57%
Over 12 months through 2 years	41,809	2.52%	44,374	2.34%
Over 2 through 3 years	24,986	3.11%	28,086	2.96%
Over 3 through 4 years	3,000	2.92%	5,000	2.98%

Total	$125,542	2.62%	$115,781	2.47%

	At or for the three months ended March 31, 2005	At or for the twelve months ended December 31, 2004

FHLB advances:
Average balance outstanding	$127,313	$110,571
Maximum amount outstanding at any month-end during the period	130,068	144,057
Balance outstanding at end of period	125,542	115,781
Average interest rate during the period	2.58%	2.38%
Average interest rate at end of period	2.62%	2.47%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the three months ended March 31, 2005 was $164,000.  Total interest expense during the three ended March 31, 2004 was $128,000.  As of March 31, 2005 the interest rate on the junior subordinated debenture was 6.31%

Capital Resources

Stockholders’ equity increased $861,000 to $24.0 million during the three months ended March 31, 2005 as compared to $23.2 million as of December 31, 2004 due to net income of $921,000, which was offset by $95,000 in dividends paid during the period and a $7,000 increase in other comprehensive income.

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

For all reporting periods in the three months ended March 31, 2005 and 2004, Tamalpais Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of March 31, 2005 and December 31, 2004, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of March 31, 2005:
Total capital to risk-weighted assets	$37,326	10.5%	$28,466	8.0%	$35,582	10.0%
Tier 1 capital to risk-weighted assets	33,366	9.4%	14,229	4.0%	21,343	6.0%
Tier 1 capital to average assets	33,366	7.6%	17,584	4.0%	21,980	5.0%
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	33,099	10.0%	13,306	4.0%	19,959	6.0%
Tier 1 capital to average assets	33,099	8.1%	16,386	4.0%	20,482	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $24,841,000 of “brokered deposits” as of March 31, 2005 and $31,957,000 of brokered deposits as of December 31, 2004.  In addition to brokered deposits, we had $11,282,000 in non-brokered wholesale deposits and $125,524,000 in FHLB borrowings as of March 31, 2005, as compared to $19,158,000 in non-brokered wholesale deposits and $115,781,000 in FHLB borrowings as of December 31, 2004.

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  During the three months ended March 31, 2005 and 2004, there were $896,000 and $100,000 in dividends paid by the Bank to the Company, respectively. At March 31, 2005 the Bank could dividend up to $8.9 million to the Company and remain adequately capitalized.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of March 31, 2005, liquid assets were comprised of $1,820,000 in Federal funds sold, $911,000 in interest-bearing deposits in other financial institutions, $5,860,000 in cash and due from banks, and $21,036,000 in available-for-sale securities. As of December 31, 2004, liquid assets were comprised of $16,435,000 in Federal funds sold, $1,000,000 in interest-bearing deposits in other financial institutions,  $5,295,000 in cash and due from banks, and $22,040,000 in available for sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of March 31, 2005, we had lines of credit totaling $58.6 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $55.6 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At March 31, 2005 outstanding FHLB advances totaled $125,524,000.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $2.3 million for the first three months of 2005, compared to $2.9 million for the same period in 2004.  The decrease was primarily the result of an increase in accrued interest receivable and other assets and a decrease in the growth of accrued interest payable and other liabilities.  Partially offsetting the decrease was an increase in income, adjusted for the effect of the amortizations of premiums on investment securities.

Net cash used in investing activities totaled $28.5 million for the first three months of 2005, compared to $50.5 million used by investing activities for the same period in 2004.  The decrease was primarily the result of a net $50.0 million purchase of investment securities in the first three months of 2004, partially offset by an increase in the growth of the loan portfolio.

Funds provided by financing activities totaled $12.2 million for the first three months of 2005, compared to funds provided by financing activities of $62.5 million for the same period in 2004.  The decrease in net cash provided by financing activities was primarily the result of a net $18.9 million decrease in the growth of FHLB borrowings and $28.6 million payable to broker/dealers for unsettled security purchases as of March 31, 2004.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.  The following table shows our cumulative gap analysis as of March 31, 2005:

	At March 31, 2005

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$4,897	$12,580	$40,789	$306	$58,572
Federal Funds	1,821	—	—	—	1,821
Interest-bearing deposits in other financial institutions	—	—	770	141	911
Loans	184,643	101,313	73,015	2,973	361,944
FHLB and PCBB Stock	—	—	—	6,479	6,479

Total	$191,361	$113,893	$114,574	$9,899	$429,727

Interest-Bearing Liabilities
Interest-bearing checking	$1,699	$5,096	$800	$—	$7,595
Money market and savings	25,932	77,808	16,762	—	120,502
Time deposits	20,899	89,589	23,253	—	133,741
FHLB advances	25,747	30,000	69,795	—	125,542
Junior Subordinated Debentures	10,310	—	—	—	10,310

Total	$84,587	$202,493	$110,610	$—	$397,690

Interest rate sensitivity gap	106,774	(88,600)	3,964	9,899	32,037

Cummulative interest rate sensitivity gap	$106,774	$18,174	$22,138	$32,037	$32,037

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	24.8%	4.2%	5.2%	7.5%	7.5%

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is -12.5%.  A negative one year gap ratio indicates that in a declining interest rate environment, it is expected that net interest margin would increase, and in an increasing interest rate environment, net interest margin would decrease.

We believe that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk.  Specifically, the cumulative gap analysis does not address loans at their floor rates that cannot reset as rates change and does not incorporate varying prepayment speeds as interest rates change.  We, therefore, rely more heavily on our dynamic simulation model to monitor and control interest rate risk.

We use a dynamic interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates.  This analysis is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks.  Our current net interest earnings at risk given a +/- 200 basis point rate shock is -6.67% and our current estimated change in the economic value of equity given a +/- 200 basis point rate shock is -9.87%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-6.67%	-9.87%
- 200 basis points	6.64%	22.76%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending March 31, 2005, and December 31, 2004.

	For The Three Months Ended March 31, 2005	For The Twelve Months Ended December 31, 2004

Annualized net income as a percentage of average assets	0.84%	0.90%
Annualized net income as a percentage of average equity	15.48%	17.19%
Average equity as a percentage of average assets	5.40%	5.25%
Dividends declared per share as a percentage of diluted net income per share	10.42%	10.59%

Due primarily to costs associated with the increased retail branch network, increased investment in information technology and related consulting costs, increased administrative expenses, and the initial start up costs of Epic Wealth Management, annualized net income as a percentage of average assets and average equity declined in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the three months ended March 31, 2005 and 2004, the problems of inflation remained relatively controlled, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004.  From June 2004 through March  2005, the Federal Reserve increased the Federal Funds rate from 1.00% to 2.75% in seven separate rate increases.

We believe that the Federal Reserve will continue to increase the Federal Funds rate for the remainder of 2005.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on our earnings.  The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

Current Accounting Pronouncements

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to FASB Statement No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the acco unting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The phase-in period for this statement begins in the first quarter of 2006, at which time the Company will account for stock-based compensation based on this new pronouncement.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123R. SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company does not expect the adoption of SFAS No. 123R and the guidance of SAB No. 107 to have a material impact on the financial condition or operating results of the Company.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At March 31, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan and line of credit funds were $42.0 million and $41.8 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to Note 2 of the Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 3:          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report.  Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosures controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005 or subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART 2:

OTHER INFORMATION

OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Epic Bancorp is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of Epic Bancorp, or any associate of these persons is a party adverse to Epic Bancorp or its subsidiaries or has a material interest adverse to Epic Bancorp or its subsidiaries in any material legal proceeding.

Item 2.     UNREGISTEDED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.     OTHER INFORMATION

None

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

EPIC BANCORP, INC.
A California Corporation

Date: May 13, 2005	BY:	/s/ Kit M. Cole

Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: May 13, 2005	BY:	/s/ Michael E. Moulton

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