Form 10-Q
period 2005-06-30
Epic Bancorp
filed 2005-08-10
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

851 Irwin Street, San Rafael California 94901
(Address of principal office)

Registrant’s telephone number: (415) 526-6400

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of July 30, 2005:  3,673,345 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Epic Wealth Management . These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged;(5) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability or our wealth management business, and  (7) other risks detailed in the Epic Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties.  Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

PART 1

FINANCIAL INFORMATION

FINANCIAL INFORMATION

The information for the three and six months ended June 30, 2005 and June 30, 2004 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at June 30, 2005 and the results of operations and cash flows for the months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1.	FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,157,511	$5,295,051
Federal funds sold	475,600	16,435,481
Investment in money market funds	20	20

Total Cash and Cash Equivalents	7,633,131	21,730,552
Interest-bearing time deposits in other financial institutions	921,384	999,646
Investment securities
Available-for-sale	18,559,564	22,039,802
Held-to-maturity, at cost	34,260,365	40,851,486
Federal Home Loan Bank restricted stock, at cost	6,566,600	6,933,500
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	379,704,509	329,251,030
Less: Allowance for loan losses	(4,159,000)	(3,600,433)

	375,545,509	325,650,597
Bank premises and equipment, net	3,630,851	2,705,252
Accrued interest receivable	2,050,256	1,996,677
Other assets	3,146,147	2,652,159

Total Assets	$452,363,807	$425,609,671

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$16,616,224	$13,029,710
Interest-bearing checking deposits	6,777,082	7,773,492
Money market and saving deposits	127,937,717	123,001,493
Certificates of deposit greater than or equal to $100,000	67,426,217	60,544,446
Certificates of deposit less than $100,000	77,702,238	70,270,833

Total Deposits	296,459,478	274,619,974
Federal Home Loan Bank Advances	118,629,526	115,780,636
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	1,888,301	1,724,383

Total Liabilities	427,287,305	402,434,993

Commitment and Contingencies	—	—

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,673,345, and 3,665,702 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	10,187,081	10,159,239
Retained earnings	15,084,337	13,244,716
Accumulated other comprehensive income	(194,916)	(229,277)

Total Stockholders’ Equity	25,076,502	23,174,678

Total Liabilities and Stockholders’ Equity	$452,363,807	$425,609,671

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$6,443,211	$4,652,850	$12,404,431	$8,997,210
Interest on investment securities	479,555	626,698	984,693	791,897
Interest on Federal funds sold	15,947	12,549	36,244	40,269
Interest on other investments	74,181	61,225	138,337	99,670
Interest on deposits in other financial institutions	10,530	16,125	21,110	58,508

Total Interest Income	7,023,424	5,369,447	13,584,815	9,987,554

Interest Expense
Interest expense on deposits	1,738,444	1,046,153	3,209,229	1,989,806
Interest expense on borrowed funds	862,281	715,298	1,672,285	1,125,843
Interest expense on Junior Subordinated Debentures	180,933	128,221	344,917	256,538

Total Interest Expense	2,781,658	1,889,672	5,226,431	3,372,187

Net Interest Income Before Provision for Loan Losses	4,241,766	3,479,775	8,358,384	6,615,367
Provision for Loan Losses	198,939	339,700	558,567	578,700

Net Interest Income After Provision for Loan Losses	4,042,827	3,140,075	7,799,817	6,036,667

Noninterest Income
Gain on sale of loans, net	170,864	—	241,613	—
Loss on sale of securities, net	—	(26,342)	—	(26,342)
Loan servicing	16,014	72,715	37,463	96,765
Registered Investment Advisory Services fee income	145,761	—	237,930	—
Other income	130,791	81,486	249,986	157,524

Total Noninterest Income	463,430	127,859	766,992	227,947

Noninterest Expenses
Salaries and benefits	1,401,166	1,142,823	2,804,765	2,269,377
Occupancy	303,226	238,318	610,972	429,913
Advertising	49,848	78,806	169,888	130,060
Professional	31,365	183,146	213,265	300,190
Data processing	169,765	53,118	267,619	102,958
Equipment and depreciation	91,979	99,687	171,786	156,540
Other administrative	561,864	348,108	909,366	632,817

Total Noninterest Expense	2,609,213	2,144,006	5,147,661	4,021,855

Income Before Income Taxes	1,897,044	1,123,928	3,419,148	2,242,759
Provision for Income Taxes	758,000	445,000	1,359,000	806,408

Net Income	$1,139,044	$678,928	$2,060,148	$1,436,351

Earnings Per Share
Basic	$0.31	$0.19	$0.56	$0.41

Diluted	$0.30	$0.18	$0.55	$0.40

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND IESSUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2005 and 2004

					Accumulated Other Comprehensive Income/(Loss)
	Common Stock					Total Stockholders’ Equity
			Comprehensive Income	Retained Earnings
	Shares	Amount

Balance, January 1, 2004	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099
Stock options exercised	—	—				—
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218				6,375,218
Comprehensive Income
Net Income for the period			$1,436,351	1,436,351		1,436,351
Dividends for the period				(182,377)		(182,377)
Unrealized security holding gains (net of $69,531 tax)			(473,670)		(473,670)	(473,670)
Less: reclassification adjustment for realized losses (net of $10,537 tax benefit)			15,805		15,805	15,805

Total Comprehensive Income			$978,486

Balance, June 30, 2004	3,647,556	$10,087,734		$11,415,557	$(457,865)	$21,045,426

Balance, January 1, 2005	3,665,702	$10,159,239		$13,244,716	$(229,277)	$23,174,678
Stock options exercised	7,643	27,842				27,842
Comprehensive Income
Net Income for the period			$2,060,148	2,060,148		2,060,148
Cash Dividends				(220,527)		(220,527)
Unrealized security holding gains (net of $22,907 tax expense)			34,361		34,361	34,361

Total Comprehensive Income			$2,094,509

Balance, June 30, 2005	3,673,345	$10,187,081		$15,084,337	$(194,916)	$25,076,502

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,060,148	$1,436,351
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	236,339	155,582
Provision for loan losses	558,567	578,700
Change in unearned income, net of amortization	350,132	126,048
Change in loan servicing asset, net of amortization	8,178	17,934
Net amortization of premiums on investment securities	300,224	317,505
FHLB stock dividends	(137,900)	(71,000)
Net change in accrued interest receivable and other assets	(578,652)	(348,176)
Net change in accrued interest payable and other liabilities	163,918	1,499,756

Net Cash Provided By Operating Activities	2,960,954	3,712,700

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(50,803,611)	(53,193,283)
Principal reduction in securities available-for-sale	3,438,762	1,765,119
Principal reduction in securities held-to-maturity	6,389,641	4,076,879
Purchase of investment securities available-for-sale	—	(45,946,579)
Purchase of investment securities held-to-maturity	—	(33,734,646)
Proceeds from sales of securities available-for-sale	—	3,793,297
Net change in interest earning deposits	78,262	11,468,182
Purchase of Federal Home Loan Bank stock	—	(3,118,700)
Redemption of Federal Home Loan Bank stock	504,800	—
Purchase of property and equipment	(1,161,938)	(1,167,706)

Net Cash Used By Investing Activities	(41,554,084)	(116,057,437)

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three and six months Ended June 30, 2005 and 2004

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$21,839,504	$32,630,562
Net change in FHLB advances	2,848,890	64,156,384
Net increase in payable to broker/dealers	—	—
Stock options excercised	27,842	—
Dividends paid	(220,527)	(182,378)
Proceeds from sale of stock	—	6,375,218

Net Cash Provided By Financing Activities	24,495,709	102,979,786

Net Decrease in Cash and Cash Equivalents	(14,097,421)	(9,364,951)
Cash and Cash Equivalents, Beginning of Period	21,730,552	14,790,117

Cash and Cash Equivalents, End of Period	$7,633,131	$5,425,166

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$5,535,700	$3,300,243

Income taxes paid	$1,175,000	$800,203

Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$34,361	$(457,865)

The accompanying notes are an integral part of these financial statements

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”), established in 1991, San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary established in June 2002, and Epic Wealth Management (“EWM”), established in January 2005.  All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2005 and 2004, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $40,440,000 in commitments to fund commercial real estate, construction, and land development loans, $2,322,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $28,137,000 in other unused commitments as of June 30, 2005.  The Company had no outstanding standby Letters of Credit, approximately $24,729,000 in commitments to fund commercial real estate, construction, and land development loans, $3,843,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $10,800,000 in other unused commitments as of December 31, 2004.

NOTE 3 - Earnings Per Common Share

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net Income	$1,139,044	$678,928	$2,060,148	$1,436,351

Weighted average shares:
Basic weighted average number of common shares outstanding	3,673,345	3,647,556	3,672,215	3,485,862
Dilutive effect of stock options	81,649	82,073	94,198	82,377

Diluted weighted average number of common shares outstanding	3,754,994	3,729,629	3,766,413	3,568,239

Net income per common share:
Basic	$0.31	$0.19	$0.56	$0.41
Diluted	$0.30	$0.18	$0.55	$0.40

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

The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income:
As reported	$1,139,044	$678,928	$2,060,148	$1,436,351
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(157,648)	—	(165,446)	(5,355)

Pro forma net income	$981,396	$678,928	$1,894,702	$1,430,996

Weighted Average Shares Outstanding - Basic	3,673,345	3,647,556	3,672,215	3,485,862
Weighted Average Shares Outstanding - Diluted	3,754,994	3,729,629	3,766,413	3,568,239
Basic Earnings per share
As reported	$0.31	$0.19	$0.56	$0.41
Pro forma	$0.27	$0.19	$0.52	$0.41
Earnings per share - assuming dilution
As reported	$0.30	$0.18	$0.55	$0.40
Pro forma	$0.26	$0.18	$0.50	$0.40

NOTE 5 – Subsequent Events

On July 19, 2005, Epic Wealth Management entered into an agreement with Kit M. Cole, the Chairman/CEO of the Company and Chairman of EWM. In recognition of services provided to EWM to assist it in making contacts with prospective clients and in organizing its business, EWM has agreed to pay Ms. Cole $250,000 no later than August 1, 2005. In addition, EWM shall pay to Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 1, 2005.  Pending further analysis of the transaction, it is anticipated that the cost of the agreement will be allocated over a period of approximately five years, beginning January 1, 2005. It is anticipated that a pre-tax expense of approximately $113,000 will be incurred in the third quarter of 2005 and pre-tax expenses of approximately $38,000 will be incurred per quarter thereafter until December 31, 2009.

On July 23, 2005 the Bank converted its core data processing systems from FPS Gold, of Provo, Utah to OSI, of Glastonbury Connecticut.   As a part of this conversion, the Bank paid a fee to FPS Gold of $109,885 for the last two months of data processing services that FPS Gold provided, for de-conversion programming, and for a penalty due to the early termination of the agreement with FPS Gold.  Of the total amount paid, approximately $73,391 represent non-recurring expenses.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a California corporation whose principal assets are the common stock of the Bank, a California-chartered industrial bank, headquartered in San Rafael, California, and Epic Wealth Management, offering investment advisory services to the general community and to clients of the Bank.

Through its network of the Tamalpais banking offices and its investment advisor, Epic Wealth Management, the Company offers client-centered personalized services to enable its customers to reach their lifetime personal and financial goals. In addition to investment advice and financial planning, the Company offers through its Bank, a wide complement of lending and deposit products to help facilitate clients' financial planning.

The Company attract deposits from the Marin County community by offering convenience, a friendly differentiated branch environment, competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past four years, the Company has grown significantly; however, its business is subject to various risks.

Based on historical results and recent investments in branches and wealth management operations, management anticipates that the Company will continue to grow for the remainder of 2005. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan and lease losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.

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

Available for Sale Securities

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

Mortgage Servicing Asset

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

Deferred Tax Assets

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

General

The consolidated Company is comprised of three entities, the parent company, Epic Bancorp (the “Company”), and its wholly owned subsidiaries, Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).  San Rafael Capital Trust I (Trust) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million of junior subordinated debentures are so reflected.  The Bank currently represents substantially all of the operational activities of the Company, and accordingly, the discussion and analysis of the Bank and Company are substantially the same.

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

The Company’s private banking strategy incorporates a relationship-based customer approach to service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment management to its constituency. Directors and employees of the Company maintain a high level of community involvement and visibility within the community’s high net worth and not-for-profit sector. This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	Building relationships through wealth management services in the high net worth community of Marin County;
•	Offering consultation and planning services, delivered in a personalized, non-intimidating way;
•	Targeting the market of high net worth households with liquid assets of $1 to $10 million;
•	Providing fee-based investment advisory, asset management, and financial planning services;
•	Tailoring loan and deposit products to high net worth individuals such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services;
•	Increasing loans that are more likely to result in increased deposits and other relationships, such as construction and SBA loans by targetting small business with revenues of $500,000 to $20 million.
•	Increasing fee income to a greater portion of total revenue than historically generated; and
•	Utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses.

In January 2005, the Company established a new subsidiary, EWM, a registered investment adviser under the Investment Advisers Act of 1940, provides wealth management services inclusive of investment consulting and financial planning advice to high net worth individuals and their families. EWM provides investment management and financial advice to high-net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace.  EWM was initially capitalized by a $100,000 capital infusion by the Company.  Additional capital infusions to EWM from the Company totaled $125,000 in February 2005 and $179,000 in March 2005, for a total capital infusion of $404,000 through June 30, 2005.  As of June 30, 2005, EWM employed one part time and five full time employees.  Additional capital infusions will be required in the remainder of 2005, as EWM does not yet generate sufficient cash flow to cover its operating expenses.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.  The Company has identified at least 9 areas that satisfy this criteria. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate—North San Rafael), and one in the third quarter of 2005 (Corte Madera). The Company intends to open at least 3 more branches in Marin County in the near future.

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

Quarter Ended June 30, 2005

For the three months ended June 30, 2005, we reported, on a consolidated basis, net income of $1,139,000 as compared to $679,000 for the three months ended June 30, 2004.  Basic earnings per share were $0.31 for the three ended June 30, 2005 as compared to $0.19 for the three months ended June 30, 2004.  Diluted earnings per share were $0.30 for the three months ended June 30, 2005 as compared to $0.18 for the three months ended June 30, 2004.

For the six months ended June 30, 2005, we reported, on a consolidated basis, net income of $2,060,000 as compared to $1,436,000 for the six months ended June 30, 2004.  Basic earnings per share were $0.56 for the six ended June 30, 2005 as compared to $0.41 for the six months ended June 30, 2004.  Diluted earnings per share were $0.55 for the six months ended June 30, 2005 as compared to $0.40 for the six months ended June 30, 2004.

The increase in net income and basic and fully diluted earnings per share for the three and six months ended June 30, 2005 over the prior year period was primarily the result of several factors:

•

For the three and six months ended June 30, 2005 net interest income increased by $762,000 (21.9%) and $1,743,000 (26.3%), respectively, over the same periods last year.  The increase in net interest income was largely due to the increased earning asset base coupled with a widening net interest margin, offset by increases in deposit expenses of 66.2% and 61.3% for the three and six months ended June 30, 2005, respectively, over the year earlier periods.  Average total interest earning assets increased by $47 million (12.1%) to $435 million for the three months ended June 30, 2005 over the year earlier period.  During the same periods, the net interest margin increased from 3.56% to 3.91%.

•

In an effort to improve its net interest margin and net interest income, the Company has been employing a strategy to convert assets previously invested in cash and due from banks and mortgage backed securities into higher yielding loans.  As a result of the successful implementation of this strategy, mortgage backed securities decreased $10.1 million and cash and due from banks decreased $14.1 million in the first six months of 2005, while net loans increased $50.5 million during the same period.

•

For the three and six months ended June 30, 2005 noninterest income increased $336,000 (262%) and $539,000 (236%), respectively, over the same period last year.  Investment advisory services fee income generated by EWM amounted to $146,000 and $238,000 for the three and six months ended June 30, 2005.  In addition, sales of the government guaranteed portion of Small Business Administration (SBA) loans during the three and six months ended June 30, 2005 generated gains of $171,000 and $242,000, respectively.  There was no investment advisory fee income or gain on sale of SBA loans in the three and six months ended June 30, 2004.

Partially offsetting these items, which had a positive impact on net income, were increases in noninterest expense and the provision for income taxes.  Noninterest expense for the three and six months ended June 30, 2005 increased $465,000

(21.7%) and $1,126,000 (28.0%), respectively, over the same period last year primarily due to increased staff, facilities, and data processing expenses.  The provision for income taxes increased $313,000 (70.3%) and $553,000 (68.5%) during the three and six month periods ending June 30, 2005 over the year earlier periods.

As of June 30, 2005, consolidated total assets were $452,364,000 as compared to $425,610,000 at December 31, 2004, which represents an increase of 6.3%.  Loans net of the allowance for loan losses increased $49,895,000 (15.3%) from $325,651,000 at December 31, 2004 to $375,546,000 at June 30, 2005.  Total investment securities decreased by $10,071,000 (16.0%) during the six months ending June 30, 2005. Total deposits increased $21,840,000 (8.0%) from $274,620,000 at December 31, 2004 to $296,459,000 at June 30, 2005.  Stockholders’ equity increased $1,902,000 (8.2%) from $23,175,000 as of December 31, 2004 to $25,077,000 as of June 30, 2005, while FHLB advances increased $2,849,000 (2.5%) from $115,781,000 to $118,630,000.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	6/30/05			6/30/04

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

	(dollars in thousands)
Assets
Investment securities - taxable (1)	$55,659	$480	3.46%	$84,489	$627	2.98%
Other investments	6,521	74	4.55%	8,837	64	2.91%
Interest bearing deposits in other financial institutions	916	11	4.82%	1,536	13	3.40%
Federal funds sold	2,163	16	2.97%	5,167	13	1.01%
Loans (2)	369,637	6,442	6.99%	287,962	4,653	6.50%

Total Interest Earning Assets	434,897	7,024	6.48%	387,991	5,370	5.57%
Allowance for loan losses	(4,006)			(3,095)
Cash and due from banks	5,796			4,573
Net premises, furniture and equipment	3,083			2,301
Other assets	4,822			3,977

Total Assets	$444,591			$395,747

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,555	12	0.64%	$6,000	9	0.60%
Savings deposits (3)	119,550	686	2.30%	86,686	309	1.43%
Time deposits	140,706	1,041	2.97%	124,895	729	2.35%
Other borrowings	123,478	862	2.80%	126,458	715	2.27%
Junior Subordinated Debentures	10,310	181	7.04%	10,310	128	4.99%

Total Interest Bearing Liabilities	401,599	2,782	2.78%	354,349	1,890	2.15%
Noninterest deposits	15,368			9,780
Other liabilities	2,845			10,831

Total Liabilities	419,812			374,960
Shareholders’ Equity	24,779			20,787

Total Liabilities and Shareholders’ Equity	$444,591			$395,747

Net interest income		$4,242			$3,480

Net interest spread (4)			3.70%			3.42%
Net interest margin (5)			3.91%			3.56%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Six Months Ended

	6/30/05			6/30/04

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

	(dollars in thousands)
Assets
Investment securities - taxable (1)	$58,395	$985	3.40%	$52,720	$792	3.02%
Other investments	6,559	138	4.24%	6,593	102	3.11%
Interest bearing deposits in other financial institutions	935	21	4.53%	5,964	56	1.89%
Federal funds sold	2,731	36	2.66%	8,409	40	0.96%
Loans (2)	364,585	12,404	6.86%	273,326	8,997	6.62%

Total Interest Earning Assets	433,205	13,584	6.32%	347,012	9,987	5.79%
Allowance for loan losses	(3,920)			(2,949)
Cash and due from banks	5,728			4,586
Net premises, furniture and equipment	2,922			1,980
Other assets	4,469			5,604

Total Assets	$442,404			$356,233

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,775	26	0.67%	$5,955	19	0.64%
Savings deposits (3)	122,992	1,324	2.17%	88,932	629	1.42%
Time deposits	134,618	1,859	2.78%	114,556	1,341	2.35%
Other borrowings	125,385	1,672	2.69%	98,018	1,126	2.31%
Junior Subordinated Debentures	10,310	345	6.75%	10,310	257	5.01%

Total Interest Bearing Liabilities	401,080	5,226	2.63%	317,771	3,372	2.13%
Noninterest deposits	14,453			11,233
Other liabilities	2,611			8,204

Total Liabilities	418,144			337,208
Shareholders’ Equity	24,260			19,025

Total Liabilities and Shareholders’ Equity	$442,404			$356,233

Net interest income		$8,358			$6,615

Net interest spread (4)			3.70%			3.65%
Net interest margin (5)			3.89%			3.82%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

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

For the three months ended June 30, 2005, net interest income was $4,242,000 versus $3,480,000 for the three months ended June 30, 2004, a 21.9% increase.  Average interest-earning assets were $434,897,000 for the three months ending June 30, 2005 versus $401,599,000 in average interest-bearing liabilities.  Average loans of $369,637,000 accounted for 85% of the average earning assets.  The yield on interest-earning assets was 6.48% and the average cost of interest-bearing liabilities was 2.78% for the three month period ended June 30, 2005.  This resulted in the net interest margin (net yield on average earning assets) of 3.91% on an annualized basis, compared to the net interest margin of 3.56% for the same period of 2004.

For the six months ended June 30, 2005, net interest income was $8,358,000 versus $6,615,000 for the six months ended June 30, 2004, a 26.3% increase.  Average interest-earning assets were $433,205,000 for the six months ending June 30, 2005 versus $401,080,000 in average interest-bearing liabilities.  Average loans of $364,585,000 accounted for 84% of the average earning assets.  The yield on interest-earning assets was 6.32% and the average cost of interest-bearing liabilities was 2.63% for the six month period ended June 30, 2005.  This resulted in the net interest margin (net yield on average earning assets) of 3.89% on an annualized basis, compared to the net interest margin of 3.82% for the same period of 2004.

The following table sets forth changes in interest income and interest expense for each major category of average interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated.  Changes not solely attributable to volume or rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Six Months ended June 30, 2004 Compared to Six Months ended June 30, 2003

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$89	$104	$193
Other investments	(2)	38	36
Interest-bearing deposits	(132)	97	(35)
Federal Funds Sold	(80)	76	(4)
Loans	3,072	335	3,407

	2,947	650	3,597
Increase/(decrease) in
Interest Expense
Interest-bearing checking	$6	$1	$7
Savings deposits	293	402	695
Time Deposits	253	265	518
FHLB and other borrowings	344	202	546
Junior Subordinated Debentures	—	88	88

	896	958	1,854
Increase/(decrease) in

Net Interest Income	$2,051	$(308)	$1,743

Noninterest Income

For the three and six months ended June 30, 2005, non-interest income was $463,000 and $767,000, respectively, representing increases of $336,000 (262.5%) and $539,000 (236.5%) from the 2004 amounts.  The increases were primarily attributable to two factors:

•

In January 2005 the Company announced the launch of Epic Wealth Management (“EWM”), a client-centered business providing investment management and financial advice to high-net worth families and businesses.  In the three and six months ended June 30, 2005, EWM generated investment advisory services fee income of $146,000 and $238,000, respectively.  As of June 30, 2005, EWM had approximately $248 million in assets under management.  The Company anticipates that EWM will grow throughout the remainder of 2005.  However, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2005 or that it will be profitable on a stand-alone basis.

•

A gain of $171,000 was recognized in the three months ending June 30, 2005 from the sale of $2,363,000 of the government guaranteed portion of three Small Business Administration (SBA) loans.  A gain of $242,000 was recognized in the six months ending June 30, 2005 from the sale of $3,241,000 of the government guaranteed portion of six Small Business Administration (SBA) loans. There were no SBA sales in the first three and six months of 2004.  The Company began an SBA department in the beginning of 2004 as a means to increase noninterest and interest income.  The Company anticipates that it will sell substantially all of the government guaranteed portions of SBA loans that it originates for the remainder of 2005 as a means of producing income to offset the personnel costs associated with the SBA department.  However, due to the length of time necessary to process, approve, and fund SBA loans and due to uncertain future volumes, the Company makes no assurance that it will be able to fund and sell a significant volume of SBA loans by the end of 2005. The Bank was approved for the SBA's Preferred Lender Program (PLP) in July 2005. The PLP status will allow the Bank to process, close and service SBA loans quicker than it has in the past.

Noninterest Expense

Noninterest expense for the three-month period ended June 30, 2005 increased $465,000 or 21.7% to $2,609,000 from the 2004 amount of $2,144,000.  Major contributing items to this increase were salaries and benefits increasing $258,000 or 22.6%, occupancy expenses increasing $65,000 or 27.2%, data processing expenses increasing $117,000 or 219%, other administrative expenses increasing $214,000 or 61.4%.  Offsetting these increases were decreases of $152,000 (82.9%) in professional services and $29,000 (36.7%) in advertising expenses.

Noninterest expense for the six-month period ended June 30, 2005 increased $1,126,000 or 28.0% to $5,148,000 from the 2004 amount of $4,022,000.  The major contributing items to this increase were salaries and benefits increasing $535,000 or 23.6%, occupancy expenses increasing $181,000 or 42.1%, advertising expenses increasing $40,000 or 30.6%, data processing increasing $165,000 or 159.9%, and other administrative expenses increasing $277,000 or 43.7%.  Offsetting these increases was a decrease of $87,000 (29.0%) in professional services.

In the first three and six months of 2005 the Bank hired staff for its retail branches, the Company hired administrative staff, and EWM hired staff to begin its operations.  The Company, the Bank, and EWM occupied new leased space in the first three and six months of 2005, and equipment expenses increased throughout the Company primarily due to information technology investments.  The Bank’s advertising expenses increased primarily due to a timing difference related to its community outreach program.  The annual “Heart of Marin” community outreach awards ceremony was held in January 2005, whereas the last awards ceremony was held in the fourth quarter of 2003.  Although many of these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded, and there is a risk that new operations will not produce the planned level of revenue.

Professional services expenses decreased primarily due to legal and accounting services incurred in the first six months of 2004 as a result of the public offering completed in 2004.  Substantial legal, accounting, and consulting expenditures are expected in the future due to ongoing costs associated with the implementation of Sarbanes Oxley legislation, and third party costs associated with establishing and growing new business segments.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Six Months Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent
	June 30, 2005	June 30, 2004

	(Dollars in thousands)
Salaries and benefits	$2,805	$2,269	$536	23.6%
Occupancy	611	430	181	42.1%
Advertising	170	130	40	30.8%
Professional	213	300	(87)	-29.0%
Data processing	268	103	165	160.2%
Equipment and depreciation	172	157	15	9.6%
Other administrative	909	633	276	43.6%

Total	$5,148	$4,022	$1,126	28.0%

Income Taxes

Income tax expense for the three and six-month periods ended June 30, 2005 amounted to $758,000 and $1,359,000, respectively, which represented increases of $313,000 (70.3%) and $553,000 (68.5%) over the amounts incurred for the same period in 2004, we recorded a recovery of $82,000 due to the collection of a $309,000 refund from the State of California for amended prior period tax returns to take advantage of the California Enterprise Zone net interest income deduction.

Loans

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At June 30, 2005		At December 31, 2004

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$20,329	5.4%	$13,878	4.2%
Multifamily residential	127,864	33.7	126,099	38.3
Commercial real estate	159,302	42.0	147,357	44.7
Land	8,145	2.1	9,150	2.8
Construction real estate	37,339	9.8	9,157	2.8
Consumer loans	2,547	0.7	3,925	1.2
Commercial, non real estate	22,275	5.9	17,746	5.4

Total gross loans	377,801	99.6	327,312	99.4
Net deferred loan costs	1,904	0.4	1,939	0.6

Total loans receivable, net of deferred loan costs	$379,705	100.0%	$329,251	100.0%

Real estate construction loans are primarily interim loans to finance the construction of commercial and single family residential property.  These loans are typically short-term.  Other real estate loans consist primarily of loans made based on the property and the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default.  Maturities on real estate loans other than construction loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years).  Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates during the terms of the loans.

Commercial non real estate loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one to five years.

Consumer loans are made for the purpose of financing various types of consumer goods and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.

Outstanding loan commitments at June 30, 2005 and December 31, 2004 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any significant concentrations in our loan portfolio by industry or group of industries, except that as of June 30, 2005 and December 31, 2004, approximately 93.4% of our loans were secured by real estate.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consist of fifty participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.

The following table sets forth the maturity distribution of our loans outstanding at June 30, 2005.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, the six month LIBOR, and the Prime Rate.  As of June 30, 2005, 100% of our loan portfolio was comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 78.6% reprice within one year, 20.1% reprice within one to five years, and 1.3% from five to seven years.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$467	$351	$19,511	$20,329
Multifamily residential	2,814	37,729	87,321	127,864
Commercial real estate	1,596	3,081	154,625	159,302
Land	2,886	4,553	706	8,145
Construction real estate	37,339	—	—	37,339
Consumer loans	1,457	1,090	—	2,547
Commercial, non real estate	11,758	6,854	3,663	22,275

Total	$58,317	$53,658	$265,826	$377,801

Loans with predetermined interest rates	—	—	—	—
Loans with floating or adjustable interest rates	58,317	53,658	265,826	377,801

	$58,317	$53,658	$265,826	$377,801

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through June 30, 2005, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets, consisting of one loan, at the dates indicated.

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Non-accrual loans	$257	$393
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$257	$393

Nonperforming assets as a percent of total loans	0.07%	0.12%
Nonperforming assets as a percent of total assets	0.06%	0.09%

We have identified two loans totaling $794,000 that have a higher than normal risk of loss and have been classified as substandard.  One of the loans is a $257,000 land loan located in the Bank’s primary market area that is currently on non-accrual status and the second loan is a performing land loan that was previously in foreclosure.  In addition, approximately

$4,019,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of June 30, 2005, approximately $2,056,000 were non real estate secured commercial loans, $1,374,000 were commercial real estate loans, $318,000 were consumer loans, and $271,000 were multifamily loans.

The following table provides information with regards to delinquent but still performing loans as of the dates indicated.

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$3,793	$62
Loans delinquent 90 days or more and accruing	—	—

Total performing delinquent loans	$3,793	$62

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

Each month we review the allowance and make additional transfers to the allowance as needed.  For the three month ended June 30, 2005, the provision for loan losses was $199,000 as compared to $340,000 for the same period in 2004, representing a decrease of $141,000 or 41.4%.  For the six months ended June 30, 2005 the provision for loan losses was $559,000 as compared to $579,000 for the same period in 2004, representing a decrease of $20,000 or 3.5%.  For the three and six months ended June 30, 2005 and 2004 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.  The increase in the allowance was related to an increase in outstanding loans.

At June 30, 2005 and December 31, 2004, the allowance for loan losses was 1.10% and 1.09% of loans outstanding, respectively.  The ratio of the allowance for loan and lease losses to nonperforming loans was 1,618.3% as of June 30, 2005 and 916.0% as of December 31, 2004.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the six months ended June 30, 2005	For the twelve months ended December 31, 2004

	(Dollars In Thousands)
Loans Outstanding, Period End	$379,705	$329,251
Average amount of loans outstanding	364,585	291,999
Period end nonperforming loans outstanding	257	393
Loans Loss Reserve Balance, Beginning of Period	$3,600	$2,726
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	559	874

Allowance for Loan and Lease Loss, End of Period	$4,159	$3,600

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal funds,” and short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of June 30, 2005 and December 31, 2004, the carrying values of securities pledged to the FHLB were $52,820,000 and $62,891,000, respectively, representing our entire investment securities portfolio.  Of the securities pledged as collateral as of June 30, 2005, $11 million is required to collateralize existing FHLB borrowing, and the remaining $41.8 million is not required to collateralize existing borrowings.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

At June 30, 2005, $34,260,000 of our securities were classified as held to maturity and $18,600,000 of our securities were classified as available for sale.  At December 31, 2004, $40,851,000 of our securities were classified as held to maturity and $22,040,000 of our securities were classified as available for sale.  Securities decreased in the first six months of 2005 as funds provided by the principal paydowns of securities were used to originate new loans.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available for sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held to maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of June 30, 2005

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$18,885	$—	$325	$18,560

Held to maturity
Mortgage backed securities	$34,260	$27	$592	$33,695

	As of December 31, 2004

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$22,422	$—	$382	$22,040

Held to maturity
Mortgage backed securities	$40,851	$78	$602	$40,327

	As of June 30, 2005		As of December 31, 2004

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available for sale
Mortgage backed securities	$18,560	3.21%	$22,040	3.29%

Held to maturity
Mortgage backed securities	$34,260	3.73%	$40,851	3.48%

Deposits

Deposits are our primary source of funding.  Our deposits are obtained from our retail branch network in Marin County.  As of June 30, 2005, we had a deposit mix of 43% money market and savings deposits, 26% in time deposits less than $100,000, 23% in time deposits greater than $100,000, 6% in noninterest-bearing checking deposits, and 2% in interest-bearing deposits.  At December 31, 2004, we had a deposit mix of 44% money market and savings deposits, 26% in time deposits less than $100,000, 22% in time deposits greater than $100,000, 3% in interest-bearing checking deposits, and 5% in noninterest-bearing deposits.  Included in our deposit totals were $24.8 million (9% of deposits) and $32.0 million (12% of deposits) of brokered deposits and $11.3 million (4% of deposits) and $17.8 million (7% of deposits) in non-brokered wholesale certificates of deposits as of June 30, 2005 and December 31, 2004, respectively.

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

In an effort to expand our market share, we are continuing a business plan to develop our retail presence in Marin County through an expanding network of full service branches.  We operated three branches during the first quarter of 2004, and we opened two new branches in the second quarter of 2004.  Our sixth branch, located in Corte Madera, CA, opened in the third quarter of 2005.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	June 30, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$16,616	0.00%	$13,030	0.00%
Interest-bearing checking deposits	6,777	0.64%	7,773	0.67%
Money Market and savings deposits	127,938	2.54%	123,002	1.96%
Certificates of deposit over $100,000	67,426	3.10%	70,271	2.54%
Certificates of deposit < $100,000	77,702	3.01%	60,544	2.50%

Total deposits	$296,459	2.60%	$274,620	2.10%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	June 30, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)

Retail certificates of deposit	$109,182	3.12%	$79,700	2.52%
Brokered certificates of deposit	26,640	2.86%	31,957	2.47%
Non-brokered wholesale certificates of deposit	9,306	2.93%	19,158	2.57%

Total deposits	$145,128	3.06%	$130,815	2.52%

The following schedule shows the maturity of our time deposits as of June 30, 2005:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$18,868	2.81%	$19,025	2.64%
Over 3 through 6 months	21,938	3.23%	14,911	3.07%
Over 6 through 12 months	28,068	3.24%	26,000	3.12%
Over 12 months through 2 years	7,645	2.92%	5,894	3.26%
Over 2 through 3 years	1,083	3.37%	1,289	3.87%
Over 3 through 4 years	100	3.73%	300	3.69%
Over 4 through 5 years	—	0.00%	7	3.63%

Total	$77,702	3.10%	$67,426	3.01%

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at June 30, 2005, and December 31, 2004 amounting to $118.6 million and $115.8 million, respectively, a 2.5% increase.  FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of June 30, 2005, unused borrowing capacity at the FHLB was $61.9 million.  Assets pledged as collateral to the FHLB consisted of $188.1 million of our loan portfolio and our entire investment securities portfolio of $52.8 million as of June 30, 2005.  Assets pledged as collateral to the FHLB as of December 31, 2004 consisted of $209.1 million of our loan portfolio and our entire investment portfolio of $62.9 million.  The advances have been outstanding at varying levels during the three and six months ended June 30, 2005.  Total interest expense on FHLB borrowings for the three and six months ended June 30, 2005 and 2004 was $862,000 and $1,672,000, respectively.

On occasion we will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time we expect that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of June 30, 2005, the maturities of the advances substantially occur in 2005, and 2007 with comparatively smaller amounts maturing in 2008.  In the first three and six months of 2005 we have used both short term and long term FHLB borrowings to fund our growth and as a means of reducing interest rate risk.

The following tables set forth certain information regarding our FHLB advances at or for the dates indicated:

	At June 30, 2005		At December 31, 2004

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$13,000	2.64%	$10,000	1.77%
Over 3 through 6 months	9,500	2.91%	10,821	2.01%
Over 6 through 12 months	22,244	2.15%	17,500	2.57%
Over 12 months through 2 years	41,000	2.77%	44,374	2.34%
Over 2 through 3 years	26,885	3.38%	28,086	2.96%
Over 3 through 4 years	6,000	3.80%	5,000	2.98%

Total	$118,629	2.84%	$115,781	2.47%

	At or for the six months ended June 30, 2005	At or for the twelve months ended December 31, 2004

FHLB advances:
Average balance outstanding	$125,385	$110,571
Maximum amount outstanding at any month-end during the period	$130,068	$144,057
Balance outstanding at end of period	$118,629	$115,781
Average interest rate during the period	2.69%	2.38%
Average interest rate at end of period	2.84%	2.47%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the three and six months ended June 30, 2005 was $181,000 and $345,000, respectively.  Total interest expense during the three and six months ended June 30, 2004 was $128,000 and $257,000.  As of June 30, 2005 the interest rate on the junior subordinated debenture was 7.08%

Capital Resources

Stockholders’ equity increased $1.9 million to $25.1 million during the six months ended June 30, 2005 as compared to $23.2 million as of December 31, 2004 due to net income of $2,060,000, unrealized security holdings gains of $34,000, stock options exercised of $28,000, and partially offset by $221,000 in dividends declared during the period.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit.  The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions.  Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations.  The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.

For all reporting periods in the three and six months ended June 30, 2005 and 2004, Tamalpais Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of June 30, 2005 and December 31, 2004, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of June 30, 2005:
Total capital to risk-weighted assets	$38,661	10.3%	$30,028	8.0%	$37,535	10.0%
Tier 1 capital to risk-weighted assets	$34,502	9.2%	$15,001	4.0%	$22,501	6.0%
Tier 1 capital to average assets	$34,502	7.8%	$17,693	4.0%	$22,117	5.0%
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	$33,099	10.0%	$13,306	4.0%	$19,959	6.0%
Tier 1 capital to average assets	$33,099	8.1%	$16,386	4.0%	$20,482	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $26,640,000 of “brokered deposits” as of June 30, 2005 and $31,957,000 of brokered deposits as of December 31, 2004.  In addition to brokered deposits, we had $9,306,000 in non-brokered wholesale deposits and $118,630,000 in FHLB borrowings as of June 30, 2005, as compared to $19,158,000 in non-brokered wholesale deposits and $115,781,000 in FHLB borrowings as of December 31, 2004.

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  During the six months ended June 30, 2005 and 2004, there were $1,234,000 and $319,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of June 30, 2005, liquid assets were comprised of $476,000 in Federal funds sold, $921,000 in interest-bearing deposits in other financial institutions, $6,898,000 in cash and due from banks, and $18,560,000 in available-for-sale securities. As of December 31, 2004, liquid assets were comprised of $16,435,000 in Federal funds sold, $1,000,000 in interest-bearing deposits in other financial institutions,  $5,295,000 in cash and due from banks, and $22,040,000 in available for sale securities.  Securities decreased in the first six months of 2005 as funds provided by the principal paydowns of securities were used to originate new loans.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of June 30, 2005, we had lines of credit totaling $64.9 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $61.9 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At June 30, 2005 outstanding FHLB advances totaled $118,630,000.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $2.9 million for the first months of 2005, compared to $3.7 million for the same period in 2004.  The decrease was primarily the result of a decrease in the growth of accrued interest payable and other liabilities.  Partially offsetting the decrease was an increase in income, adjusted for the effect of the amortizations of premiums on investment securities.

Net cash used in investing activities totaled $41.6 million for the first six months of 2005, compared to $116.1 million used by investing activities for the same period in 2004.  The decrease was primarily the result of a $79.7 million purchase of investment securities in the first six months of 2004.

Funds provided by financing activities totaled $24.5 million for the first six months of 2005, compared to funds provided by financing activities of $103.0 million for the same period in 2004.  The decrease in net cash provided by financing activities was primarily the result of a net $61.3 million decrease in the growth of FHLB borrowings, a $10.8 million decrease in the rate of growth of deposits, and $6.4 million in stock proceeds in the first six months of 2004.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been positively affected by the increasing interest rates.  Conversely, we would be negatively affected in a decreasing rate environment.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.  The following table shows our cumulative gap analysis as of June 30, 2005:

	At June 30, 2005

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$3,729	$9,794	$38,992	$305	$52,820
Federal Funds	476	—	—	—	476
Interest-bearing deposits in other financial institutions	—	—	779	142	921
Loans	181,573	115,387	75,944	4,896	377,800
FHLB Stock	—	—	—	6,567	6,567

Total	$185,778	$125,181	$115,715	$11,910	$438,584

Interest-Bearing Liabilities
Interest-bearing checking	$1,517	$4,547	$713	$—	$6,777
Money market and savings	19,908	59,726	48,304	—	127,938
Time deposits	37,893	90,917	16,318	—	145,128
FHLB advances	13,000	31,744	73,885	—	118,629
Junior Subordinated Debentures	10,310	—	—	—	10,310

Total	$82,628	$186,934	$139,220	$—	$408,782

Interest rate sensitivity gap	103,150	(61,753)	(23,505)	11,910	29,802

Cummulative interest rate sensitivity gap	$103,150	$41,397	$17,892	$29,802	$29,802

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	23.5%	9.4%	4.1%	6.8%	6.8%

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is 9.4%.  A positive gap indicates that in an increasing interest rate environment, it is expected that net interest margin would increase, and in a decreasing interest rate environment, net interest margin would decrease.

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

We use a dynamic interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates.  This analysis is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks.  Our current net interest earnings at risk given a +/- 200 basis point rate shock is -5.9% and our current estimated change in the economic value of equity given a +/- 200 basis point rate shock is -6.0%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-5.88%	-5.98%
- 200 basis points	5.34%	25.63%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending June 30, 2005, and December 31, 2004.

	For The Six Months Ended June 30, 2005	For The Twelve Months Ended December 31, 2004

Annualized net income as a percentage of average assets	0.93%	0.90%
Annualized net income as a percentage of average equity	16.98%	17.19%
Average equity as a percentage of average assets	5.48%	5.25%
Dividends declared per share as a percentage of diluted net income per share	9.09%	10.59%

In the first six months of 2005, the Company has grown its earning asset base, has widened its net interest margin, and has produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also in the first six months of 2005 the Company has incurred significant increases in expenses associated with the increased retail branch network, increased investment in information technology and related consulting costs, increased administrative expenses, and the initial start up costs of Epic Wealth Management.  The combination of additional revenue combined with increases in operating expenses has led to an annualized net income as a percentage of average assets and an annualized net income as a percentage of average equity in the first six months of 2005 that were approximately equal to the first six months of 2004.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the three and six months ended June 30, 2005 and 2004, the problems of inflation remained relatively controlled, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004.  From June 2004 through June 2005, the Federal Reserve increased the Federal Funds rate from 1.00% to 3.25% in nine separate rate increases.

We believe that there is a stong likelihood the Federal Reserve will continue to increase the Federal Funds rate for the remainder of 2005.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit slightly in the short-term from an increasing interest rate market.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on our earnings.  The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

Current Accounting Pronouncements

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to FASB Statement No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The phase-in period for this statement begins in the first quarter of 2006, at which time the Company will account for stock-based compensation based on this new pronouncement.

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

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25 percent of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At June 30, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan and line of credit funds were $70.9 million and $41.8 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to Note 2 of the Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 4:	CONTROLS AND PROCEDURES

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

PART 2:

OTHER INFORMATION

OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

Epic Bancorp is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.

Item 2.	UNREGISTEDED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Epic Bancorp’s 2005 Annual Meeting of Shareholders was held on June 20, 2005 (the “Meeting”) and was adjourned to July 21, 2005. The June 20, 2005 meeting involved the following proposals:

	1.	To elect five (5) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.

To approve amendments to the Employee Incentive Stock Option and Stock Appreciation Rights Plan.  In addition to certain technical, non-substantive changes, the amendments to the Plan increase by 137,282 the number of shares of common stock of Epic Bancorp available for issuance in connection with awards granted under the Plan from 480,543 shares to 617,825 shares.  The amendments also add provisions to the Plan so that awards granted under the Plan will be considered performance based compensation and will not count against the annual limit on compensation that may be paid to a “covered employee” annually and still claimed as a deduction by Epic Bancorp under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  Under those provisions no more than 100,000 shares of Common Stock covered by options or stock appreciation rights may be granted to any one individual in any one calendar year. Finally, the amendments eliminate cash as a form of payment for the exercise of stock appreciation rights in order to avoid potential tax penalties on such awards under new Code Section 409A.

3.

To approve amendments to the 2003 Non-Employee Director’s Stock Option Plan.  In addition to certain technical, non-substantive changes, the amendments to the Plan increase by 50,000 the number of shares of common stock of Epic Bancorp available for issuance in connection with awards granted under the Plan from 60,000 shares to 127,000 shares of Common Stock.  The amendments also expand the class of eligible recipients of awards under the Plan to include non-employee directors of any subsidiary of Epic Bancorp; previously, participation in the Plan was limited to the non-employee directors of Tamalpais Bank and Epic Bancorp.

	4.	To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2005 fiscal year.

(b)

The nominees for election as director were:  Allan Bortel, Kit M. Cole, Carolyn Horan, Ed.D., Richard E Smith, CPA; and W. Jeffery Tappan.  All nominees for the Board of Directors were elected.  There are no other directors whose term continued after the meeting.

(c)	The voting on Proposal No. 2 to approve amendments to the Employee Incentive Stock Option and Stock Appreciation Rights Plan was adjourned until July 12, 2005

The voting on Proposal No. 3 to approve amendments to the 2003 Non-Employee Director’s Stock Option Plan was adjourned until July 12, 2005.

On Proposal No. 4 to ratify and approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2005 fiscal year, 2,832,528 shares voted in favor of approval, 2,512 shares voted against approval, 2,000 shares abstained Accordingly, Proposal No. 24 was passed by the shareholders.

(d)	There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5.	OTHER INFORMATION

On June 1, 2005 the Bank entered into a First Amendment to Sublease Agreement with Citibank (West), FSB regarding property at 630 Las Gallinas, San Rafael, CA.  Under the terms of this Sublease Agreement, the Bank will sub-lease from Citibank additional space of approximately 7,498 square feet, in addition to the approximately 4,455 square feet that the Bank has already occupied.  The Sublease expires on December 16, 2013, and the Bank has two consecutive options of ten years each to extend the Sublease, as a lessee directly with the property owner, through December 31, 2033.  The monthly rent for the entire approximately 11,953 square is $16,973.26 per month, on a triple net basis, as compared to monthly rent of $9,900.00 for the approximately 4,455 square feet that the Bank previously occupied.  The Bank will relocate its Loan Administration and Information Technology departments from 4380 Redwood Highway, San Rafael, CA to this sub-leased space in the third quarter of 2005, and will discontinue monthly rent payments of $8,317.25 by September 30, 2005.

Item 6.	EXHIBITS

a)	Exhibits

10.1 Agreement signed on July 19, 2005 between EWM and Kit M. Cole, the Chairman/CEO of the Company and Chairman of EWM.

10.2 First amendment to sublease agreement between the Bank and Citibank (West), FSB regarding property at 630 Las Gallinas, San Rafael CA.

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

EPIC BANCORP, INC.
A California Corporation

Date: August 10, 2005	BY:	/s/ Kit M. Cole

Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: August 10, 2005	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement signed on July 19, 2005 between EWM and Kit M. Cole

10.2	First amendment to sublease agreement between the Bank and Citibank (West), FSB regarding property at 630 Las Gallinas, San Rafael CA

11	Earnings per share (See Note 3 to Consolidated Financial Statements on page 9 of this report).

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350