Form 10-Q
period 2005-09-30
Epic Bancorp
filed 2005-11-10
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of October 31, 2005:  3,674,273 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Epic Wealth Management.  These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5)  the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability or our wealth management business, and  (7) other risks detailed in the Epic Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties.  Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

PART 1

FINANCIAL INFORMATION

FINANCIAL INFORMATION

The information for the three and nine months ended September 30, 2005 and September 30, 2004 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at September 30, 2005 and the results of operations and cash flows for the months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1:  FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,672,113	$5,295,051
Federal funds sold	725,776	16,435,481
Investment in money market funds	20	20

Total Cash and Cash Equivalents	8,397,909	21,730,552
Interest-bearing time deposits in other financial institutions	932,111	999,646
Investment securities
Available-for-sale	16,754,525	22,039,802
Held-to-maturity, at cost	30,783,287	40,851,486
Federal Home Loan Bank restricted stock, at cost	6,635,000	6,933,500
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable, net of deferred loan costs	384,209,354	329,251,030
Less: Allowance for loan losses	(4,205,000)	(3,600,433)

	380,004,354	325,650,597
Bank premises and equipment, net	4,057,581	2,705,252
Accrued interest receivable	2,486,016	1,996,677
Other assets	3,644,480	2,652,159

Total Assets	$453,745,263	$425,609,671

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$17,418,700	$13,029,710
Interest-bearing checking deposits	7,364,908	7,773,492
Money market and saving deposits	123,458,241	123,001,493
Certificates of deposit greater than or equal to $100,000	92,580,881	60,544,446
Certificates of deposit less than $100,000	63,707,876	70,270,833

Total Deposits	304,530,606	274,619,974
Federal Home Loan Bank Advances	110,711,684	115,780,636
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	2,153,049	1,724,383

Total Liabilities	427,705,339	402,434,993

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,674,273 and 3,665,702 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	10,196,490	10,159,239
Retained earnings	16,070,376	13,244,716
Accumulated other comprehensive income	(226,942)	(229,277)

Total Stockholders’ Equity	26,039,924	23,174,678

Total Liabilities and Stockholders’ Equity	$453,745,263	$425,609,671

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$6,890,005	$4,908,830	$19,294,436	$13,906,039
Interest on investment securities	422,048	697,653	1,406,740	1,489,550
Interest on Federal funds sold	21,953	8,735	58,197	49,004
Interest on other investments	74,354	97,533	212,690	197,203
Interest on deposits in other financial institutions	10,819	8,257	31,929	66,765

Total Interest Income	7,419,179	5,721,008	21,003,992	15,708,561

Interest Expense
Interest expense on deposits	2,095,641	1,157,580	5,304,869	3,147,386
Interest expense on borrowed funds	772,729	765,578	2,445,013	1,891,421
Interest expense on Junior Subordinated Debentures	193,003	140,341	537,920	396,879

Total Interest Expense	3,061,373	2,063,499	8,287,802	5,435,686

Net Interest Income Before Provision for Loan Losses	4,357,806	3,657,509	12,716,190	10,272,875
Provision for Loan Losses	46,000	53,417	604,567	632,117

Net Interest Income After Provision for Loan Losses	4,311,806	3,604,092	12,111,623	9,640,758

Noninterest Income
Gain on sale of loans, net	121,095	156,207	362,708	156,207
Loss on sale of securities, net	—	(10,630)	—	(36,972)
Loan servicing	1,828	29,176	39,290	125,941
Registered Investment Advisory Services fee income	36,607	—	274,537	—
Other income	146,275	86,637	396,261	244,161

Total Noninterest Income	305,805	261,390	1,072,796	489,337

Noninterest Expenses
Salaries and benefits	1,663,103	1,239,633	4,467,868	3,509,010
Occupancy	236,910	278,209	847,882	708,122
Advertising	121,500	113,218	291,387	243,278
Professional	180,344	57,063	393,609	357,253
Data processing	226,633	77,428	494,252	180,386
Equipment and depreciation	210,723	52,639	382,509	209,179
Other administrative	248,859	398,112	1,158,225	1,030,929

Total Noninterest Expense	2,888,072	2,216,302	8,035,732	6,238,157

Income Before Income Taxes	1,729,539	1,649,180	5,148,687	3,891,938
Provision for Income Taxes	633,300	683,000	1,992,300	1,489,408

Net Income	$1,096,239	$966,180	$3,156,387	$2,402,530

Earnings Per Share
Basic	$0.30	$0.26	$0.86	$0.68

Diluted	$0.29	$0.26	$0.83	$0.66

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004

					Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Comprehensive Income	Retained Earnings		Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2004	3,136,957	$3,712,516		$10,161,583	$—	$13,874,099
Stock options exercised	10,466	58,404				58,404
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218				6,375,218
Comprehensive Income
Net Income for the period			$2,402,530	2,402,530		2,402,530
Dividends for the period				(273,567)		(273,567)
Unrealized security holding gains (net of $189,533 tax)			(233,266)		(233,266)	(233,266)
Add: reclassification adjustment for realized losses (net of $470 tax benefit)			22,183		22,183	22,183

Total Comprehensive Income			$2,191,447

Balance, September 30, 2004	3,658,022	$10,146,138		$12,290,546	$(211,083)	$22,225,601

Balance, January 1, 2005	3,665,702	$10,159,239		$13,244,716	$(229,277)	$23,174,678
Stock options exercised	8,571	37,251				37,251
Comprehensive Income
Net Income for the period			$3,156,388	3,156,388		3,156,388
Cash Dividends				(330,728)		(330,728)
Unrealized security holding gains (net of $1,557 tax expense)			2,335		2,335	2,335

Total Comprehensive Income			$3,158,723

Balance, September 30, 2005	3,674,273	$10,196,490		$16,070,376	$(226,942)	$26,039,924

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,

	2005	2004

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$3,156,387	$2,402,530
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	371,982	259,688
Provision for loan losses	604,567	632,117
Change in unearned income, net of amortization	568,872	219,760
Change in loan servicing asset, net of amortization	148,568	21,053
Net amortization of premiums on investment securities	430,543	527,165
FHLB stock dividends	(206,300)	(142,000)
Loss on sale of investment securities	—	36,972
(Gain) on sale of loans	(362,708)	(156,207)
Net change in accrued interest receivable and other assets	(1,631,785)	(153,237)
Net change in accrued interest payable and other liabilities	428,666	1,752,029

Net Cash Provided By Operating Activities	3,508,792	5,399,870

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(55,164,489)	(58,030,538)
Principal reduction in securities available-for-sale	5,139,053	13,968,492
Principal reduction in securities held-to-maturity	9,787,772	7,551,191
Purchase of investment securities available-for-sale	—	(56,043,416)
Purchase of investment securities held-to-maturity	—	(33,734,646)
Proceeds from sales of securities available-for-sale	—	7,898,049
Net change in interest earning deposits	67,535	11,854,925
Purchase of Federal Home Loan Bank stock	—	(3,118,700)
Redemption of Federal Home Loan Bank stock	504,800	—
Purchase of property and equipment	(1,724,310)	(1,380,058)

Net Cash Used By Investing Activities	(41,389,639)	(111,034,701)

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,

	2005	2004

	(Unaudited)
Cash Flows From Financing Activities
Net increase in deposits	$29,910,632	$31,110,004
Net change in FHLB advances	(5,068,952)	59,014,577
Stock options excercised	37,250	58,404
Dividends paid	(330,726)	(273,567)
Proceeds from sale of stock	—	6,375,218

Net Cash Provided By Financing Activities	24,548,204	96,284,636

Net Decrease in Cash and Cash Equivalents	(13,332,643)	(9,350,195)
Cash and Cash Equivalents, Beginning of Period	21,730,552	14,790,117

Cash and Cash Equivalents, End of Period	$8,397,909	$5,439,922

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$7,798,224	$5,225,562

Income taxes paid	$2,370,000	$800,203

Non-Cash Investing Activities
Net change in accumulated other comprehensive Income	$2,335	$(211,083)

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consists of Tamalpais Bank (the “Bank”), established in 1991, San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary established in June 2002, and Epic Wealth Management (“EWM”), established in January 2005.  All significant intercompany transactions and balances have been eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2005 and 2004, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - Commitments

The Company has no outstanding standby Letters of Credit, approximately $32,299,000 in commitments to fund commercial real estate, construction, and land development loans, $18,022,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $18,184,000 in other unused commitments as of September 30, 2005.  The Company had no outstanding standby Letter of Credit, approximately $24,729,000 in commitments to fund commercial real estate, construction, and land development loans, $3,843,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $10,800,000 in other unused commitments as of December 31, 2004.

NOTE 3 - Earnings Per Common Share

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net Income	$1,096,239	$966,180	$3,156,387	$2,402,530

Weighted average shares:
Basic weighted average number of common shares outstanding	3,673,869	3,648,682	3,672,783	3,540,531
Dilutive effect of stock options	143,297	84,687	109,853	82,737

Diluted weighted average number of common shares outstanding	3,817,166	3,733,369	3,782,636	3,623,268

Net income per common share:
Basic	$0.30	$0.26	$0.86	$0.68
Diluted	$0.29	$0.26	$0.83	$0.66

NOTE 4 - Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income:
As reported	$1,096,239	$966,180	$3,156,387	$2,402,530
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(15,060)	—	(180,506)	(16,744)

Pro forma net income	$1,081,179	$966,180	$2,975,881	$2,385,786

Weighted Average Shares Outstanding - Basic	3,673,869	3,648,682	3,672,783	3,540,531
Weighted Average Shares Outstanding - Diluted	3,817,166	3,733,369	3,782,636	3,623,268
Basic Earnings per share
As reported	$0.30	$0.26	$0.86	$0.68
Pro forma	$0.29	$0.26	$0.81	$0.67
Earnings per share - assuming dilution
As reported	$0.29	$0.26	$0.83	$0.66
Pro forma	$0.28	$0.26	$0.79	$0.66

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Company is a California corporation whose principal assets are the common stock of the Bank, a California-chartered industrial bank, headquartered in San Rafael, California, and EWM, offering investment advisory services to the general community and to clients of the Bank.

Through its network of the Tamalpais banking offices and its investment advisor, EWM, the Company offers client-centered personalized services to enable its customers to reach their lifetime personal and financial goals. In addition to investment advice and financial planning, the Company offers through its Bank, a wide complement of business and consumer lending and deposit products to help facilitate clients’ financial planning.

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

We determine the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  We segment the loan and lease portfolios into as many components as practical.  Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  We analyze the following components of the portfolio and provide for them in the allowance for loan losses:

•	All significant credits on an individual basis that are classified substandard or doubtful.
•	All other significant credits are reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for a part of an appropriate pool.
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

The Company is headquartered in Marin County, CA, which has a population of 247,707, the highest household income in the state and the fourth highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau and the HUD. Marin County has $7.9 billion in total deposits as of June 30, 2005 according to data from the FDIC.

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

The Company’s private banking strategy incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment management to its constituency. Directors and employees of the Company maintain a high level of community involvement and visibility within the community’s high net worth and not-for-profit sector. This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	building relationships through wealth management services in the high net worth community of Marin County;
•	offering consultation and planning services, delivered in a personalized, non-intimidating way;
•	targeting the market of high net worth households with liquid assets of $1 to $10 million;
•	providing fee-based investment advisory, asset management, and financial planning services;
•	tailoring loan and deposit products to high net worth individuals such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services;
•	tailoring loan and deposit products to high net worth individuals such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services;
•	increasing loans that are more likely to result in increased deposits and other relationships, such as construction and SBA loans;
•	increasing fee income to a greater portion of total revenue than historically generated; and,
•	utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses.

In January 2005, the Company established a new subsidiary, EWM, a registered investment adviser under the Securities and Exchange Commission Investment Advisers Act of 1940, provides wealth management services inclusive of investment consulting and financial planning advice to high net worth individuals and their families. EWM provides investment management and financial advice to high-net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.  The Company has identified at least 9 areas that satisfy this criteria. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), and one new branch in the third quarter of 2005 (Corte Madera). The Company announced the location of the seventh branch in Tiburon to be opened by second quarter of 2006.  The Company intends to open at least 2 more branches in Marin County in the near future.

Whether or not the Company can achieve these financial goals depends on risks and uncertainties that could be beyond the Company’s control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

•	competitive pressures in the Bank’s marketing area;
•	changes in the interest rate environment;
•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;
•	changes in business conditions and inflation; and,
•	loss of key management.

Quarter Ended September 30, 2005

For the three months ended September 30, 2005, we reported, on a consolidated basis, net income of $1,096,000 as compared to $966,000 for the three months ended September 30, 2004.  Basic earnings per share were $0.30 for the three months ended September 30, 2005 as compared to $0.26 for the three months ended September 30, 2004.  Diluted earnings per share were $0.29 for the three months ended September 30, 2005 as compared to $0.26 for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, we reported, on a consolidated basis, net income of $3,156,000 as compared to $2,403,000 for the nine months ended September 30, 2004.  Basic earnings per share were $0.86 for the nine months ended September 30, 2005 as compared to $0.68 for the nine months ended September 30, 2004.  Diluted earnings per share were $0.83 for the nine months ended September 30, 2005 as compared to $0.66 for the nine months ended September 30, 2004.

The increase in net income and basic and fully diluted earnings per share for the three and nine months ended September 30, 2005 over the prior year period was primarily the result of several factors:

•

For the three and nine months ended September 30, 2005 net interest income increased by $700,000 (19.1%) and $2,443,000 (23.8%), respectively, over the same periods last year.  The increase in net interest income was largely due to the increased earning asset base coupled with a widening net interest margin, offset by increases in deposit expenses of 81.0% and 68.6% for the three and nine months ended September 30, 2005, respectively, over the year earlier periods.  Average total interest earning assets increased by $47 million (11.8%) to $445 million and $73 million (20.0%) to $437 million for the three and nine months ended September 30, 2005, respectively, over the same periods last year. For the three and nine months ended September 30, 2005, the net interest margin increased from 3.65% to 3.93% and 3.77% to 3.89%, respectively.

•

In an effort to improve its net interest margin and net interest income, the Company has been employing a strategy to convert assets previously invested in cash and due from banks and mortgage backed securities into higher yielding loans.  As a result of the successful implementation of this strategy, mortgage backed securities decreased $15.4 million and cash and due from banks decreased $2.4 million in the first nine months of 2005, while net loans increased $54.4 million during the same period.

•

For the three and nine months ended September 30, 2005 noninterest income increased $44,000 (17.0%) and $583,000 (119%), respectively, over the same period last year.  Investment advisory services fee income generated by EWM amounted to $37,000 and $275,000 for the three and nine months ended September 30, 2005. There was no investment advisory fee income in the three or nine months ended September 30, 2004. In addition, sales of the government guaranteed portion of Small Business Administration (SBA) loans during the three and nine months ended September 30, 2005 generated increases in gains of $35,000 and $207,000, respectively, over the same periods last year.

Partially offsetting these items, which had a positive impact on net income, were increases in noninterest expense and the provision for income taxes.  Noninterest expense for the three and nine months ended September 30, 2005 increased $672,000 (30.3%) and $1,798,000 (28.8%), respectively, over the same period last year primarily due to increased staff, facilities, and data processing expenses.  The provision for income taxes decreased $50,000 (7.3%) and increased $503,000 (33.8%) during the three and nine month periods ending September 30, 2005 over the year earlier periods.

As of September 30, 2005, consolidated total assets were $453,745,000 as compared to $425,610,000 at December 31, 2004, which represents an increase of 6.6%.  Loans net of the allowance for loan losses increased $54,354,000 (16.7%) from $325,651,000 at December 31, 2004 to $380,004,000 at September 30, 2005.  Total investment securities decreased by $15,353,000 (24.4%) during the nine months ending September 30, 2005. Total deposits increased $29,911,000 (10.9%) from $274,620,000 at December 31, 2004 to $304,531,000 at September 30, 2005.  Stockholders’ equity increased $2,865,000 (12.4%) from $23,175,000 as of December 31, 2004 to $26,040,000 as of September 30, 2005, while FHLB advances decreased $5,069,000 (4.4%) from $115,781,000 to $110,712,000.

Distribution of Assets, Liabilities and Stockholders’ Equity

The following table presents the average amounts outstanding for the major categories of our assets and liabilities, the amount of interest income and expense, the average interest rates earned or paid and the net yield on average interest-earning assets for the periods indicated:

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	9/30/05			9/30/04

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$50,827	$422	3.29%	$81,654	$698	3.40%
Other investments	6,540	74	4.49%	6,833	98	5.71%
Interest bearing deposits in other financial institutions	938	11	4.65%	1,080	8	2.95%
Federal funds sold	2,562	22	3.41%	2,548	9	1.41%
Loans (2)	383,693	6,890	7.12%	305,525	4,908	6.39%

Total Interest Earning Assets	444,560	7,419	6.62%	397,640	5,721	5.79%
Allowance for loan losses	(4,206)			(3,333)
Cash and due from banks	5,724			4,681
Net premises, furniture and equipment	3,739			2,583
Other assets	5,196			4,201

Total Assets	$455,013			$405,772

Liabilities and Shareholders’ Equity
Interest bearing checking	7,051	11	0.62%	$6,478	11	0.68%
Savings deposits (3)	136,732	887	2.57%	92,544	361	1.57%
Time deposits	143,048	1,198	3.32%	134,677	785	2.34%
Other borrowings	111,542	772	2.75%	126,084	766	2.44%
Junior Subordinated Debentures	10,310	193	7.43%	10,310	140	5.46%

Total Interest Bearing Liabilities	408,683	3,061	2.97%	370,093	2,063	2.21%
Noninterest deposits	17,886			11,385
Other liabilities	2,617			2,559

Total Liabilities	429,186			384,037
Shareholders’ Equity	25,827			21,735

Total Liabilities and Shareholders’ Equity	$455,013			$405,772

Net interest income		$4,358			$3,658

Net interest spread (4)			3.65%			3.58%
Net interest margin (5)			3.93%			3.65%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Nine Months Ended

	9/30/05			9/30/04

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$55,828	$1,407	3.37%	$62,596	$1,490	3.18%
Other investments	6,519	213	4.37%	6,674	197	3.94%
Interest bearing deposits in other financial institutions	936	32	4.57%	4,324	67	2.07%
Federal funds sold	2,674	58	2.90%	6,441	49	1.02%
Loans (2)	371,024	19,294	6.95%	284,137	13,905	6.54%

Total Interest Earning Assets	436,981	21,004	6.43%	364,172	15,708	5.76%
Allowance for loan losses	(4,017)			(3,078)
Cash and due from banks	5,623			4,618
Net premises, furniture and equipment	3,198			2,183
Other assets	4,892			5,055

Total Assets	$446,677			$372,950

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,531	37	0.66%	$6,130	30	0.65%
Savings deposits (3)	127,622	2,211	2.32%	90,145	990	1.47%
Time deposits	137,459	3,057	2.97%	121,312	2,127	2.34%
Other borrowings	120,720	2,445	2.71%	107,442	1,891	2.35%
Junior Subordinated Debentures	10,310	538	6.98%	10,310	397	5.14%

Total Interest Bearing Liabilities	403,642	8,288	2.75%	335,339	5,435	2.16%
Noninterest deposits	15,610			11,284
Other liabilities	2,653			6,301

Total Liabilities	421,905			352,924
Shareholders’ Equity	24,772			20,026

Total Liabilities and Shareholders’ Equity	$446,677			$372,950

Net interest income		$12,716			$10,273

Net interest spread (4)			3.68%			3.60%
Net interest margin (5)			3.89%			3.77%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

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

For the three months ended September 30, 2005, net interest income was $4,358,000 versus $3,658,000 for the three months ended September 30, 2004, a 19.1% increase.  Average interest-earning assets were $444,560,000 for the three months ending September 30, 2005 versus $408,683,000 in average interest-bearing liabilities.  Average loans of $383,693,000 accounted for 86% of the average earning assets.  The yield on interest-earning assets was 6.62% and the average cost of interest-bearing liabilities was 2.97% for the three month period ended September 30, 2005.  This resulted in the net interest margin (net yield on average earning assets) of 3.93% on an annualized basis, compared to the net interest margin of 3.65% for the same period of 2004.

For the nine months ended September 30, 2005, net interest income was $12,716,000 versus $10,273,000 for the nine months ended September 30, 2004, a 23.8% increase.  Average interest-earning assets were $436,981,000 for the nine months ending September 30, 2005 versus $403,642,000 in average interest-bearing liabilities.  Average loans of $371,024,000 accounted for 85% of the average earning assets.  The yield on interest-earning assets was 6.43% and the average cost of interest-bearing liabilities was 2.75% for the nine month period ended September 30, 2005.  This resulted in the net interest margin (net yield on average earning assets) of 3.89% on an annualized basis, compared to the net interest margin of 3.77% for the same period of 2004.

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

	Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$(207)	$124	$(83)
Other investments	(7)	23	16
Interest-bearing deposits	(99)	64	(35)
Federal Funds Sold	(56)	65	9
Loans	4,461	928	5,389

	4,092	1,204	5,296
Increase/(decrease) in
Interest Expense
Interest-bearing checking	$7	$—	7
Savings deposits	510	711	1,221
Time Deposits	307	623	930
FHLB and other borrowings	249	305	554
Junior Subordinated Debentures	0	141	141

	1,073	1,780	2,853

Increase/(decrease) in Net Interest Income	$3,019	$(576)	$2,443

Noninterest Income

For the three and nine months ended September 30, 2005, noninterest income was $306,000 and $1,073,000, respectively, representing increases of $44,000 (17.0%) and $583,000 (119%) from the 2004 amounts.  The increases were mainly  attributable to two factors:

•

In January 2005, the Company established a new subsidiary, EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940, which provides wealth management services inclusive of investment consulting and financial planning advice to high net worth individuals and their families.  In the three and nine months ended September 30, 2005, EWM generated investment advisory services fee income of $37,000 and $275,000, respectively.  As of September 30, 2005, EWM had approximately $212 million in assets under management.  The Company anticipates that EWM will grow throughout the remainder of 2005.  However, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2005 or that it will be profitable on a stand-alone basis.

In July 2005, EWM entered into an agreement with Kit M. Cole, the Chairman/CEO of the Company and Chairman of EWM. In recognition of services provided to EWM to assist it in making contacts with prospective clients and in organizing its business, EWM has paid Ms. Cole $250,000 in August 2005.  In addition, EWM shall pay to Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 2005.  Pending further analysis of the transaction, it is anticipated that the cost of the agreement will be allocated over a period of approximately five years, beginning January 1, 2005.  A reduction in Registered Investment Advisory Services fee income of $113,000 was recorded during the three months ended September 30, 2005 as a result of the year-to-date amortization of the cost of the agreement.

EWM has required capital infusions from the Company. For the three and nine months ended September 30, 2005 capital infusions totaled $390,000 and $794,000, respectively.

•

A gain of $121,000 was recognized in the three months ending September 30, 2005 from the sale of $1,581,000 of the government guaranteed portion of three Small Business Administration (SBA) loans.  A gain of $363,000 was recognized in the nine months ending September 30, 2005 from the sale of $4,822,000 of the government guaranteed portion of nine SBA loans. There were gains of $156,207 recognized in the three and nine months ending September 30, 2005, respectively, from the sale of $1,805,000 of the government guaranteed portion of three SBA loans.  The Company began an SBA department in the beginning of 2004 as a means to increase noninterest and interest income.  The Company anticipates that it will sell substantially all of the government guaranteed portions of SBA loans that it originates for the remainder of 2005 as a means of producing income to offset the personnel costs associated with the SBA department.  However, due to the length of time necessary to process, approve, and fund SBA loans and due to uncertain future volumes, the Company makes no assurance that it will be able to fund and sell a significant volume of SBA loans by the end of 2005.

Noninterest Expense

Noninterest expense for the three month period ended September 30, 2005 increased $672,000 or 30.3% to $2,888,000 from the 2004 amount of $2,216,000.  Major contributing items to this increase were salaries and benefits increasing $423,000 or 34.2%, data processing expenses increasing $149,000 or 192.7%, professional expenses increasing $123,000 or 216.0%, and equipment and depreciation expenses increasing $158,000 or 300.3%.  Offsetting these increases were decreases of $41,000 or 14.8% in occupancy expenses and $149,000 or 37.4% in other administrative expenses.

Noninterest expense for the nine month period ended September 30, 2005 increased $1,798,000 or 28.8% to $8,036,000 from the 2004 amount of $6,238,000.  The major contributing items to this increase were salaries and benefits increasing $959,000 or 27.3%, occupancy expenses increasing $140,000 or 19.7%, data processing increasing $314,000 or 174.0%, equipment and depreciation expenses increasing $173,000 or 82.9%, and other administrative expenses increasing $127,000 or 12.3%.

In the first three and nine months of 2005 the Bank hired staff for its retail branches, the Company hired administrative staff, and EWM hired staff to begin its operations.  The Company, the Bank, and EWM occupied new leased space in the first three and nine months of 2005, and equipment expenses increased throughout the Company primarily due to information technology investments.  The Bank’s advertising expenses increased primarily due to a timing difference related to its community outreach program.  The annual “Heart of Marin” community outreach awards ceremony was held in January 2005, whereas the last awards ceremony was held in the fourth quarter of 2003.  Although many of these expenses are essential in increasing our market share, many of these expenses have been incurred before the revenue associated with the new operations has been recorded, and there is a risk that new operations will not produce the planned level of revenue.

In July 2005 the Bank converted its core data processing systems from FPS Gold, of Provo, Utah to OSI, of Glastonbury Connecticut.   As a part of this conversion, the Bank paid a fee to FPS Gold of $109,885 for the last two months of data processing services that FPS Gold provided, for de-conversion programming, and for a penalty due to the early termination of the agreement with FPS Gold.  Of the total amount paid, approximately $73,391 represents non-recurring expenses.

Substantial legal, accounting, and consulting expenditures are expected in the future due to ongoing costs associated with the implementation of Sarbanes Oxley legislation, and third party costs associated with establishing and growing new business segments.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Nine Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent

	September 30, 2005	September 30, 2004

		(Dollars in thousands)
Salaries and benefits	$4,468	$3,509	$959	27.3%
Occupancy	848	708	140	19.8%
Advertising	291	243	48	19.8%
Professional	394	357	37	10.4%
Data processing	494	180	314	174.4%
Equipment and depreciation	383	209	174	83.3%
Other administrative	1,158	1,032	126	12.2%

Total	$8,036	$6,238	$1,798	28.8%

Income Taxes

Income tax expense for the three and nine month periods ended September 30, 2005 amounted to $633,000 and $1,992,000, respectively, which represented a decrease of $50,000 (7.3%) and an increase of $503,000 (33.8%) over the amounts incurred for the same period in 2004, respectively.  We recorded a recovery of $82,000 due to the collection of a $309,000 refund from the State of California for amended prior period tax returns to take advantage of the California Enterprise Zone net interest income deduction.

Loans

The following table sets forth components of total loans outstanding net of deferred loan costs in each category at the dates indicated:

	At September 30, 2005		At December 31, 2004

	Amount	%	Amount	%

	(Dollars in thousands)
One-to-four family residential	$16,396	4.3%	$13,878	4.2%
Multifamily residential	139,786	36.4	126,099	38.3
Commercial real estate	158,091	41.1	147,357	44.7
Land	9,986	2.6	9,150	2.8
Construction real estate	30,338	7.9	9,157	2.8
Consumer loans	2,809	0.7	3,925	1.2
Commercial, non real estate	25,102	6.5	17,746	5.4

Total gross loans	382,508	99.5	327,312	99.4
Net deferred loan costs	1,701	0.5	1,939	0.6

Total loans receivable, net of deferred loan costs	$384,209	100.0%	$329,251	100.0%

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

Outstanding loan commitments at September 30, 2005 and December 31, 2004 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans.  Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  We do not have any concentrations in our loan portfolio by industry or group of industries, except that as of September 30, 2005 and December 31, 2004, approximately 92.7% of our loans were secured by real estate.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consist of fifty participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.  As of September 30, 2005 the remaining balance of the participated loans was $16.6 million.  The bank has replaced these loans with internally originated loans.

The following table sets forth the maturity distribution of our loans outstanding at September 30, 2005.  At that date, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, the six month LIBOR, and the Prime Rate.  As of September 30, 2005, 100% of our loan portfolio was comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 75.1% reprice within one year, 23.3% reprice within one to five years, and 1.6% from five to seven years.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$751	$146	$15,499	$16,396
Multifamily residential	2,773	2,000	135,013	139,786
Commercial real estate	730	2,906	154,455	158,091
Land	9,986	—	—	9,986
Construction real estate	22,178	6,697	1,463	30,338
Consumer loans	1,533	1,276	—	2,809
Commercial, non real estate	11,449	8,367	5,286	25,102

Total	$49,400	$21,392	$311,716	$382,508

Loans with predetermined interest rates	—	—	—	—
Loans with floating or adjustable interest rates	49,400	21,392	311,716	382,508

	$49,400	$21,392	$311,716	$382,508

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

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned, or OREO.  OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  For the period commencing January 1, 1998 through September 30, 2005, we have not had any OREO.

The following table provides information with respect to the components of our nonperforming assets, consisting of one loan, at the dates indicated.

	September 30, 2005	December 31, 2004

	(Dollars in thousands)
Non-accrual loans	$257	$393
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$257	$393

Nonperforming assets as a percent of total loans	0.07%	0.12%
Nonperforming assets as a percent of total assets	0.06%	0.09%

We have identified two loans totaling $791,000 that have a higher than normal risk of loss and have been classified as substandard.  One of the loans is a $257,000 land loan located in the Bank’s primary market area that is currently on non-accrual status and the second loan for $534,000 is a performing land loan that was previously in foreclosure.  In addition, approximately $5,165,000 in loans have been placed on our internal “watch list” for special attention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of September 30, 2005, approximately $2,081,000 were non real estate secured commercial loans, $2,043,000 were commercial real estate loans, $771,000 were consumer loans, and $270,000 were multifamily loans.

The following table provides information with regards to delinquent but still performing loans as of the dates indicated.

	September 30, 2005	December 31, 2004

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$1,736	$62
Loans delinquent 90 days or more and accruing	301	—

Total performing delinquent loans	$2,037	$62

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

Each month we review the allowance and make additional transfers to the allowance as needed.  For the three months ended September 30, 2005, the provision for loan losses was $46,000 as compared to $53,000 for the same period in 2004, representing a decrease of $7,000 or 13.2%.  For the nine months ended September 30, 2005 the provision for loan losses was $605,000 as compared to $632,000 for the same period in 2004, representing a decrease of $27,000 or 4.3%.  For the three and nine months ended September 30, 2005 and 2004 there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.  The increase in the allowance was related to an increase in outstanding loans.

At September 30, 2005 and December 31, 2004, the allowance for loan losses was 1.09% and 1.09% of loans outstanding, respectively.  The ratio of the allowance for loan and lease losses to nonperforming loans was 1635.5% as of September 30, 2005 and 916.0% as of December 31, 2004.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004

	(Dollars In Thousands)
Loans Outstanding, Period End	$1,701	$1,939
Average amount of loans outstanding	371,024	291,999
Period end nonperforming loans outstanding	—	—
Loans Loss Reserve Balance, Beginning of Period	$3,600	$2,726
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	605	874

Allowance for Loan and Lease Loss, End of Period	$4,205	$3,600

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	247.21%	185.66%

Investments

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments.  Sales of “Federal funds,” and short-term loans to other banks, are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.  Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes.  As of September 30, 2005 and December 31, 2004, the carrying values of securities pledged to the FHLB were $47,538,000 and $62,891,000, respectively, representing our entire investment securities portfolio.  Of the securities pledged as collateral as of September 30, 2005, $10.3 million is required to collateralize existing FHLB borrowing, and the remaining $37.2 million is available to collateralize future borrowings.  Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

At September 30, 2005, $30,783,000 of our securities were classified as held to maturity and $16,755,000 of our securities were classified as available for sale.  At December 31, 2004, $40,851,000 of our securities were classified as held to maturity and $22,040,000 of our securities were classified as available for sale.  Securities decreased in the first nine months of 2005 as funds provided by the principal paydowns of securities were used to originate new loans.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities.  Available for sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held to maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2005

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)

Available for sale Mortgage backed securities	$17,133	$—	$378	$16,755

Held to maturity Mortgage backed securities	$30,783	$91	$400	$30,474

	As of December 31, 2004

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)
Available for sale Mortgage backed securities	$22,422	$—	$382	$22,040

Held to maturity Mortgage backed securities	$40,851	$78	$602	$40,327

	As of September 30, 2005		As of December 31, 2004

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)

Available for sale Mortgage backed securities	$16,755	2.62%	$22,040	3.29%

Held to maturity Mortgage backed securities	$30,783	3.74%	$40,851	3.48%

Deposits

Deposits are our primary source of funding.  Our deposits are obtained from our retail branch network in Marin County.  As of September 30, 2005, we had a deposit mix of 41% money market and savings deposits, 21% in time deposits less than $100,000, 30% in time deposits greater than $100,000, 6% in noninterest-bearing checking deposits, and 2% in interest-bearing deposits.  At December 31, 2004, we had a deposit mix of 44% money market and savings deposits, 26% in time deposits less than $100,000, 22% in time deposits greater than $100,000, 3% in interest-bearing checking deposits, and 5% in noninterest-bearing deposits.  Included in our deposit totals were $20.2 million (7% of deposits) and $32.0 million (12% of deposits) of brokered deposits and $7.6 million (2% of deposits) and $19.2 million (7% of deposits) in non-brokered wholesale certificates of deposits as of September 30, 2005 and December 31, 2004, respectively.

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

In an effort to expand our market share, we are continuing a business plan to develop our retail presence in Marin County through an expanding network of full service branches.  We operated three branches during the first quarter of 2004, and we opened two new branches in the second quarter of 2004.  Our sixth branch located in Corte Madera, CA, opened in the third quarter of 2005 and we announced the location of our seventh branch to open in the second quarter 2006 in Tiburon, California.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$17,419	0.00%	$13,030	0.00%
Interest-bearing checking deposits	7,365	0.30%	7,773	0.67%
Money Market and savings deposits	123,458	2.90%	123,002	1.96%
Certificates of deposit over $100,000	92,581	3.47%	70,271	2.54%
Certificates of deposit < $100,000	63,708	3.31%	60,544	2.50%

Total deposits	$304,531	2.93%	$274,620	2.10%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	September 30, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$128,439	3.55%	$79,700	2.52%
Brokered certificates of deposit	20,227	2.64%	31,957	2.47%
Non-brokered wholesale certificates of deposit	7,623	2.99%	19,158	2.57%

Total deposits	$156,289	3.40%	$130,815	2.52%

The following schedule shows the maturity of our time deposits as of September 30, 2005:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$21,900	3.23%	$15,289	3.07%
Over 3 through 6 months	14,451	3.27%	15,693	3.09%
Over 6 through 12 months	48,016	3.74%	25,634	3.53%
Over 12 months through 2 years	7,914	2.88%	5,719	3.49%
Over 2 through 3 years	200	3.49%	1,071	3.92%
Over 3 through 4 years	100	3.73%	295	3.53%
Over 4 through 5 years	—	0.00%	7	3.63%

Total	$92,581	3.47%	$63,708	3.31%

Borrowed Funds

We have secured advances from the Federal Home Loan Bank at September 30, 2005, and December 31, 2004 amounting to $110.7 million and $115.8 million, respectively, a 4.4% decrease.  FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of September 30, 2005, unused borrowing capacity at the FHLB was $127.1 million.  Assets pledged as collateral to the FHLB consisted of $191.0 million of our loan portfolio and our entire investment securities portfolio of $47.5 million as of September 30, 2005.  Assets pledged as collateral to the FHLB as of December 31, 2004 consisted of $209.1 million of our loan portfolio and our entire investment portfolio of $62.9 million.  The advances have been outstanding at varying levels during the three and nine months ended September 30, 2005.  Total interest expense on FHLB borrowings for the three and nine months ended September 30, 2005 and 2004 was $773,000 and $2,445,000, respectively.

On occasion we will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time we expect that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of September 30, 2005, the maturities of the advances substantially occur in 2005 and 2007 with comparatively smaller amounts maturing in 2008.  In the first three and nine months of 2005, we have used both short term and long term FHLB borrowings to fund our growth and as a means of reducing interest rate risk.

The following tables set forth certain information regarding our FHLB advances at or for the dates indicated:

	At September 30, 2005		At December 31, 2004

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$14,750	3.20%	$10,000	1.77%
Over 3 through 6 months	11,500	2.11%	10,821	2.01%
Over 6 through 12 months	22,179	2.27%	17,500	2.57%
Over 12 months through 2 years	41,283	3.03%	44,374	2.34%
Over 2 through 3 years	18,000	3.48%	28,086	2.96%
Over 3 through 4 years	3,000	4.04%	5,000	2.98%

Total	$110,712	2.91%	$115,781	2.47%

	At or for the nine months ended September 30, 2005	At or for the twelve months ended December 31, 2004

FHLB advances:
Average balance outstanding	$120,720	$110,571
Maximum amount outstanding at any month-end during the period	$130,068	$144,057
Balance outstanding at end of period	$110,712	$115,781
Average interest rate during the period	2.71%	2.38%
Average interest rate at end of period	2.91%	2.47%

During 2002, we issued $10,310,000 of variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007.  We pay interest currently on the junior subordinated debentures, and total interest expense attributable during the three and nine months ended September 30, 2005 was $193,000 and $538,000, respectively.  Total interest expense during the three and nine months ended September 30, 2004 was $140,000 and $397,000.  As of September 30, 2005 the interest rate on the junior subordinated debenture was 7.25%

Capital Resources

Stockholders’ equity increased $2.9 million to $26.0 million during the nine months ended September 30, 2005 as compared to $23.2 million as of December 31, 2004 due to net income of $3,156,000, unrealized security holdings gains of $2,000 stock options exercised of $37,000, and partially offset by $331,000 in dividends declared during the period.

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

For all reporting periods in the three and nine months ended September 30, 2005 and 2004, Tamalpais Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  Tamalpais Bank’s capital ratios, shown below as of September 30, 2005 and December 31, 2004, have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of September 30, 2005:
Total capital to risk-weighted assets	$39,326	10.2%	$30,905	8.0%	$38,631	10.0%
Tier 1 capital to risk-weighted assets	$35,121	9.1%	$15,455	4.0%	$23,182	6.0%
Tier 1 capital to average assets	$35,121	7.7%	$18,150	4.0%	$22,688	5.0%
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	$33,099	10.0%	$13,306	4.0%	$19,959	6.0%
Tier 1 capital to average assets	$33,099	8.1%	$16,386	4.0%	$20,482	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $20,270,000 of “brokered deposits” as of September 30, 2005 and $31,957,000 of brokered deposits as of December 31, 2004.  In addition to brokered deposits, we had $7,623,000 in non-brokered wholesale deposits and $110,712,000 in FHLB borrowings as of September 30, 2005, as compared to $19,158,000 in non-brokered wholesale deposits and $115,781,000 in FHLB borrowings as of December 31, 2004.

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  During the nine months ended September 30, 2005 and 2004, there were $1,565,000 and $319,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of September 30, 2005, liquid assets were comprised of $726,000 in Federal funds sold, $932,000 in interest-bearing deposits in other financial institutions, $7,672,000 in cash and due from banks, and $16,754,000 in available-for-sale securities. As of December 31, 2004, liquid assets were comprised of $16,435,000 in Federal funds sold, $1,000,000 in interest-bearing deposits in other financial institutions,  $5,295,000 in cash and due from banks, and $22,040,000 in available for sale securities.  Securities decreased in the first nine months of 2005 as funds provided by the principal paydowns of securities were used to originate new loans.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of September 30, 2005, we had lines of credit totaling $130.0 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $127.1 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At September 30, 2005 outstanding FHLB advances totaled $110.7 million.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $3.5 million for the first nine months of 2005, compared to $5.4 million for the same period in 2004.  The decrease was primarily the result of an increase in the growth of accrued interest receivable and other assets.  Additionally, there was an increase in income, adjusted for the effect of the amortizations of premiums on investment securities.

Net cash used in investing activities totaled $41.4 million for the first nine months of 2005, compared to $111.0 million used by investing activities for the same period in 2004.  The decrease was primarily the result of a $79.7 million purchase of investment securities in the first nine months of 2004, with no purchase in 2005.

Funds provided by financing activities totaled $24.5 million for the first nine months of 2005, compared to funds provided by financing activities of $96.3 million for the same period in 2004.  The decrease in net cash provided by financing activities was primarily the result of a net $64.1 million decrease in the growth of FHLB borrowings, a $1.2 million decrease in the rate of growth of deposits, and $6.4 million in stock proceeds in the first nine months of 2005 over 2004.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans.  Because of our ratio of rate sensitive assets to rate sensitive liabilities, we have been positively affected by the increasing interest rate market.  Conversely, we would be negatively affected in a decreasing rate environment.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position.  To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows us to explore the complex relationships within the gap over time and various interest rate environments.  The following table shows our cumulative gap analysis as of September 30, 2005:

	At September 30, 2005

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$—	$697	$46,345	$496	$47,538
Federal Funds	726	—	—	—	726
Interest-bearing deposits in other financial institutions	—	—	788	144	932
Loans	135,499	151,645	89,233	6,131	382,508
FHLB Stock	—	—	—	6,635	6,635

Total	$136,225	$152,342	$136,366	$13,406	$438,339

Interest-Bearing Liabilities
Interest-bearing checking	$1,585	$4,758	$1,022	$—	$7,365
Money market and savings	14,358	43,074	66,026	—	123,458
Time deposits	37,189	103,794	15,306	—	156,289
FHLB advances	14,750	33,679	62,283	—	110,712
Junior Subordinated Debentures	10,310	—	—	—	10,310

Total	$78,192	$185,305	$144,637	$—	$408,134

Interest rate sensitivity gap	58,033	(32,963)	(8,271)	13,406	30,205

Cummulative interest rate sensitivity gap	$58,033	$25,070	$16,799	$30,205	$30,205

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	13.2%	5.7%	3.8%	6.9%	6.9%

Our target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.  Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is 5.7%.  A positive gap indicates that in an increasing interest rate environment, it is expected that net interest margin would increase, and in a decreasing interest rate environment, net interest margin would decrease.

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

We use a dynamic interest sensitivity analysis that incorporates detailed information on the Bank’s loans, investments, deposits and borrowings into an asset/liability management model designed for financial institutions. This analysis measures interest rate risk by computing changes in the Bank’s projected net interest income (taking into account the Bank’s budget, index lags, rate floors, lifetime and periodic caps, scheduled and unscheduled repayment of principal, redirection of cash flows and lags of deposit rates) in the event of assumed changes in interest rates.  This analysis is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks.  Our most recently measured net interest earnings at risk given a +/- 200 basis point rate shock is -5.9% and our current estimated change in the economic value of equity given a +/- 200 basis point rate shock is -6.0%.

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending September 30, 2005 and December 31, 2004.

	For The Nine Months Ended September 30, 2005	For The Twelve Months Ended December 31, 2004

Annualized net income as a percentage of average assets	0.94%	0.90%
Annualized net income as a percentage of average equity	16.98%	17.19%
Average equity as a percentage of average assets	5.55%	5.25%
Dividends declared per share as a percentage of diluted net income per share	9.09%	10.59%

In the first nine months of 2005, the Company has grown its earning asset base, has widened its net interest margin, and has produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also in the first nine months of 2005 the Company has incurred significant increases in expenses associated with the increased retail branch network, increased investment in information technology and related consulting costs, increased administrative expenses, and the initial start up costs of Epic Wealth Management.  The combination of additional revenue combined with increases in operating expenses has led to an annualized net income as a percentage of average assets and an annualized net income as a percentage of average equity in the first nine months of 2005 that were approximately equal to the first nine months of 2004.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value.  However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses.  During the three and nine months ended September 30, 2005 and 2004, the problems of inflation remained relatively controlled, due primarily to continuous management of the money supply by the Federal Reserve, which substantially reduced interest rates throughout the last half of 2000 through the first half of 2003 and maintained the Federal Funds rate at 1.00% until June 2004.  From June 2004 through September 2005, the Federal Reserve increased the Federal Funds rate from 1.00% to 3.75% in eleven separate rate increases.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123R. SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company does not expect the adoption of SFAS No. 123R and the guidance of SAB No. 107 to have a material impact on the financial condition or operating results of the Company.  The phase-in period for this statement begins in the first quarter of 2006, at which time the Company will account for stock-based compensation based on this new pronouncement.

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

In May 2005, FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At September 30, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan and line of credit funds were $68.5 million and $41.8 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to Note 2 of the Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, for example, credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company’s business activities. The majority of the Company’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

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

Changes in Internal Controls:

There have not been any significant changes in our internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART 2

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Epic Bancorp is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company granted options to purchase 30,000 shares at an option price of $15.31 and 22,000 shares at an option price of $15.03 of the Company’s common stock to certain directors and officers of the Company.  Options were granted pursuant to the exemption from registration provided by Section 4(2) of the Securities Exchange Act of 1934, as amended.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

Epic Bancorp’s 2005 Annual Meeting of Shareholders was held on June 20, 2005 (the “Meeting”) and was adjourned to July 21, 2005 (the “Adjourned Meeting”).  The Adjourned Meeting on July 21, 2005 involved the following proposals:

1.

Proposal No. 2:  To approve amendments to the Employee Incentive Stock Option and Stock Appreciation Rights Plan.  In addition to certain technical, non-substantive changes, the amendments to the Plan increase by 137,282 the number of shares of common stock of Epic Bancorp available for issuance in connection with awards granted under the Plan from 480,543 shares to 617,825 shares.  The amendments also add provisions to the Plan so that awards granted under the Plan will be considered performance based compensation and will not count against the annual limit on compensation that may be paid to a “covered employee” annually and still claimed as a deduction by Epic Bancorp under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  Under those provisions no more than 100,000 shares of Common Stock covered by options or stock appreciation rights may be granted to any one individual in any one calendar year. Finally, the amendments eliminate cash as a form of payment for the exercise of stock appreciation rights in order to avoid potential tax penalties on such awards under new Code Section 409A.

2.

Proposal No. 3:  To approve amendments to the 2003 Non-Employee Director’s Stock Option Plan.  In addition to certain technical, non-substantive changes, the amendments to the Plan increase by 50,000 the number of shares of common stock of Epic Bancorp available for issuance in connection with awards granted under the Plan from 60,000 shares to 127,000 shares of Common Stock.  The amendments also expand the class of eligible recipients of awards under the Plan to include non-employee directors of any subsidiary of Epic Bancorp; previously, participation in the Plan was limited to the non-employee directors of Tamalpais Bank and Epic Bancorp.

(b)	None

(c)

On Proposal No. 2 to approve amendments to the Employee Incentive Stock Option and Stock Appreciation Rights Plan, 1,875,943 voted in favor of approval 759,623 shares voted against approval, and 14,032 shares abstained.  Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to approve amendments to the 2003 Non-Employee Director’s Stock Option Plan, 2,167,629 voted in favor of approval, 467,401 shares voted against approval, and 14,930 shares abstained.  Accordingly, Proposal No. 3 was passed by the shareholders.

(d)	There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

a)     Exhibits

10.	Tiburon lease agreement between the Bank and Main Street Properties

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

EPIC BANCORP, INC.
A California Corporation

Date: November 10, 2005	BY:	/s/ KIT M. COLE

Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: November 10, 2005	BY:	/s/ MICHAEL E. MOULTON

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Tiburon lease agreement between the Bank and Main Street Properties

11	Earnings per share (See Note 3 to Consolidated Financial Statements on page 9 of this report)

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350