Form 10-K
period 2005-12-31
Epic Bancorp
filed 2006-03-30
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ :	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-105991

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

851 IRWIN STREET, SAN RAFAEL, CA 94901
(Address of principal office)

Registrant’s telephone number: (415) 526-6400

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, no par value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐    No   ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No   ☒

          Indicate by check mark if the registrant  (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

          Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

          Indicate by check mark if the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file	☐	Accelerated filer	☐	Non-accelerated filer	☒

          Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of  June 30, 2005:  $44,401,126.

          Number of registrant’s shares of Common Stock outstanding as of February 28, 2006 was 3,691,906.

          The following documents are incorporated by reference in Part III of this Form 10-K: Items 9 through 14 of registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.

Forward Looking Statement

In addition to the historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Epic Wealth Management.  These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5)  the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of our wealth management business; and, (7) other risks detailed in the Epic Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties.  Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

PART I

ITEM 1- BUSINESS

Epic Bancorp

Epic Bancorp (the “Company”) was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).  The Company’s name was changed from San Rafael Bancorp to Epic Bancorp at the 2004 Annual Meeting of Shareholders.

As of December 31, 2005, the consolidated Company was comprised of three entities, the parent company, Epic Bancorp, the Bank, and EWM.  The Bank, established in 1991, offers a full range of banking services targeting high net worth consumers and businesses.  EWM, established in January 2005, offers investment advisory services to the general community and to clients of the Bank.  San Rafael Capital Trust I (“Trust”) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million of junior subordinated debentures are so reflected.

On August 9, 2004, the Company’s common stock was listed on the NASDAQ Small Cap Market System and is publicly traded under the symbol “EPIK.”  The Company had approximately 660 shareholders that own approximately 3,691,906 shares of the Company’s common stock as of February 28, 2006.  The principal executive offices of the Company are located at 851 Irwin Street, San Rafael, California, 94901, telephone number (415) 526-6400, facsimile number (415) 485-3742. The Company may also be contacted via electronic mail at: info@epicbancorp.com.

The Company’s principal source of cash flow is dividends from the Bank.  Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

At December 31, 2005, the Company had $461.8 million in total assets, $382.4 million in net loans receivable, and $313.4 million in total deposits. At December 31, 2004, the Company had $425.6 million in total assets, $325.7 million in net loans receivable, and $274.6 million in total deposits.

The Company makes available free of charge on its website at www.epicbancorp.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, and reports of insider transactions on Forms 3, 4, and 5 as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website.

The Company focuses on serving high-net worth consumers and small businesses in its market area.  In January 2005, the Company created a new subsidiary, EWM, to offer registered investment advisory services to its clients.  Through its network of the Tamalpais banking offices and its investment advisor, EWM, the Company offers client-centered personalized services to enable its customers to reach their lifetime personal and financial goals.  In addition to investment advice and financial planning, the Company offers through its Bank, a wide complement of lending and deposit products to help facilitate clients.

The Bank conducts business from its six full service branches, its network of six ATM’s and from its administrative headquarters.  In addition, the Company supports its customers through internet banking, 24 hour telephone banking, courier service,  mail and access through the STAR, PLUS, and VISA ATM networks.  The Company’s retail branch network is expanding rapidly, with one new branch opened in 2005 and two additional branches are planned to be opened in 2006.

The Company’s revenues are currently primarily derived from interest on its loans, interest and dividends on its investment securities, fee income associated with the provision of various customer services and fees associated with investment management.  Interest paid on deposits and borrowings constitutes the Company’s largest type of expense.

In addition to equity issuance, the Company’s primary sources of funds are junior subordinated debentures, deposits, various sources of wholesale borrowing including FHLB advances and brokered certificates of deposits, and proceeds from the sale of loans and investment securities. The Company’s most significant operating expenditures are its staffing expenses and the costs associated with maintaining its facilities.

Company Strategy

The Company is headquartered in Marin County, CA.  Marin County, with a population of 247,707 has the highest household income in the state and the fourth highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau and the HUD.  Marin County has $7.9 billion in deposits as of June 30, 2005 according to data from the FDIC.

During the past several years, the Company has adopted a business strategy of developing a community-based high net worth banking approach as a means of increasing market share in Marin County and increasing shareholder value.

The Company’s strategy of providing financial services to high net worth families and business owners incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment  management to its constituency.  Directors and employees of the Company maintain a high level of community and visibility within the community’s high net worth and non-for-profit sector.  This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	building relationships through wealth management services in the high net worth community of Marin County;

•	offering consultation and planning services, delivered in a personalized, non-intimidating way;

•	targeting the market of high net worth households and business owners with liquid assets of $1 to $10 million;

•	Providing fee-based investment advisory, asset management, and financial planning services;

•

tailoring loan and deposit products such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services to small-to-medium sized business and high net worth individuals;

•	increasing fee income to a greater portion of total revenue than historically generated;

•	utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses; and,

•	providing financial planning and investment education to all of the customer facing staff of Tamalpais Bank and EWM.

Tamalpais Bank

The Bank is a California industrial bank and is under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

The Bank operates six branches in Marin County, located north of San Francisco, California. Each branch has been designed to meet the needs of the high net worth family and business owner.  There is a office of Epic Wealth Management within every branch of Tamalpais Bank.  There is also a Tamalpais University education center in each Bank branch where seminars to the public about financial planning and investments are presented and where local non-profit organizations can hold their board and committee meetings.  There are high speed Internet Cafes for the convenience of customers in each Branch.  There is a Children’s center for small children, as well, in all branches of Tamalpais Bank.

In December 2005, the Company opened two new  Small Business Lending (“SBA”) loan production offices with one office  located in Santa Rosa, California and the other office located in Sacramento, California.  The Bank has begun operations in these new markets, focusing initially on SBA and will follow with commercial lending.  The Bank intends to open up future loan production offices outside of Marin County in other high net worth markets that have continued growth and potential for development.

The Bank’s customer base is comprised of business and personal banking relationships from the communities near the branch locations.  The Bank offers a broad range of commercial and retail lending programs, an array of deposit products and investment advice through its affiliate, EWM, to enable its customers to reach their lifetime personal and financial goals.

These loan programs include mortgages for multifamily real estate, commercial and industrial real estate loans, commercial loans to businesses, including SBA loans, revolving lines of credit and term loans, consumer loans, including home equity lines of credit and secured and unsecured lines of credit, land and construction lending for single family residences, apartment buildings, and commercial real estate.

The Bank offers an extensive selection of deposit instruments including multiple checking products for both personal and business accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), a broad array of certificates of deposit products, and deposit related services such as electronic funds transfers, issuing ATM cards, and online banking and bill payment.

The Bank attracts deposit relationships from individuals, merchants, small-to-medium sized businesses, not-for-profit organizations, and professionals who live and/or work in the communities comprising the Bank’s market areas.  The Bank has approximately $15.5 million in brokered deposits.

A representantive of the EWM is available to meet in each branch of the Bank to assist its customers in their financial and investment planning.

Epic Wealth Management

As an integral element of its strategic plan to increase market share in Marin County and to further serve its high net worth customer base, the Company established a new subsidiary, EWM, a client-centered investment advisory and financial planning firm registered with the Securities and Exchange Commission.  In January 2005 EWM received regulatory approvals and began to offer wealth management services to high net worth individuals and their families and businesses.  EWM, a registered investment adviser under the Securities and Exchange Commission Investment Advisers Act of 1940, provides investment management and financial advice to high net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace.

EWM was initially capitalized by a $100,000 capital infusion by Epic Bancorp.  Additional capital infusions in 2005 to EWM from the Company totaled $694,000.  An agreement between EWM and the Bank for the Bank to refer investment advisory clients to EWM was entered into in January 2005.

On July 19, 2005, EWM entered into an agreement with Kit M. Cole, the Chairman/CEO of the Company and Chairman of EWM. In recognition of services provided to EWM to assist it in making contacts with prospective clients and in organizing its business, EWM agreed to pay Ms. Cole $250,000 on August 1, 2005.  In addition, EWM agreed to pay to Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 1, 2005.  It is anticipated that the cost of the agreement will be allocated over a period of approximately ten years, beginning January 1, 2005.  A pre-tax expense of approximately $75,000 was incurred in 2005 and pre-tax expenses of approximately $75,000 will be incurred per quarter thereafter until December 31, 2014.

Market Area

The Company is headquartered in Marin County, California.  Marin County, with a population of 252,485, has the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau and the HUD. Marin County has $7.9 billion in total deposits as of June 30, 2005 (latest date data available) according to data from the FDIC as compared to $7.1 billion in total deposits for the same time period in 2004.

The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches. The Company’s market area consists of Marin County and the Greater Bay Area including Alameda, Contra Costa, San Francisco, San Mateo, Santa Clara, Sonoma and Sacramento counties.

Risk’s to the Company’s Strategy:

The Company cannot control or accurately predict changes in market rates of interest. The following are some factors that may affect market interest rates, all of which are beyond the Company’s control:

•	inflation;

•	slow or stagnant economic growth or recession;

•	unemployment;

•	money supply and the monetary policies of the Federal Reserve Board (FRB);

•	international disorders; and,

•	instability in domestic and foreign financial markets.

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

The Company has no foreign or international activities or operations.

Strategic Goals

The Company has achieved favorable financial performance and has made significant progress in achieving its strategic goals over the past several years. The following are among the accomplishments that the Company achieved in financial performance and executing its strategic plan in 2005:

•

The Company has successfully emphasized checking and money market accounts in its marketing, new product development, and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income. Checking, savings, and money market accounts represented 55.3% of total deposits as of December 31, 2005, up from 52.4% as of December 31, 2004.  The Company’s loan portfolio continues to emphasize income producing multifamily and commercial real estate as management serves the high net worth investor. Multifamily and commercial real estate loans comprised 78.8% of the loan portfolio as of December 31, 2005 and 83.5% of the portfolio as of December 31, 2004.

•

Net income for the Company increased 18.8% over the prior year, to $4,096,000 and diluted earnings per share increased 14.9% to $1.08 on a fully diluted basis.  The return on average shareholders equity in 2005 was 16.54%, compared to a return of 17.19% in 2004.

•

The Company’s earning asset base increased significantly, as net loans receivable increased 17.4% and deposits increased 14.1% in 2005 as compared to 2004.  Shareholders’ equity increased 15.8% to $26.8 million from 2004 to 2005. The rapid growth was accomplished while maintaining minimal levels of non-performing assets.  Loans 90 days or more past due represented 0.01% of net loans outstanding as of December 31, 2005 and 0.12% of net loans outstanding as of December 31, 2004.

•

The Bank launched its sixth branch in Corte Madera, California and announced the planned opening of its seventh branch located in Tiburon, California in 2006 substantially increasing its market presence in Marin County.

•

The Bank launched a U.S. Small Business Administration (SBA) lending program in January 2004 and began offering SBA 504 and 7A loans through retail and wholesale sources.  The program has produced more robust interest and non-interest income and increased market presence. Total SBA 504 and 7A loan originations were $19.4 million, and SBA 7A sales generated a net gain of $581,000 in 2005 as compared to 2004 $11.6 million in SBA 504 and 7A loan originations and $343,000 in SBA 7A sales net gain in 2004.

•

The Bank in 2005 received approval for the Preferred Lender Program (PLP) by the SBA.  This status, awarded only to a limited number of financial institutions, allows the Bank to streamline the processes involved in securing financial assistance for small businesses.  PLP status is granted only to lenders that have demonstrated the highest degree of proficiency in processing and servicing SBA guaranteed loans.

•

The Company was selected in 2005 as a “Sm-All Star: one of 38 in the U.S.” by Sandler O’Neill & Partners in New York.  The firm compared 573 small cap banks on eight performance criteria and selected only 38, all of which ranked above their peers on all categories.

•

The Bank opened up two new loan production facilities in Sacramento, California and the other facility in Santa Rosa, California.  This is the first time the Company has opened new facilities outside of the Marin County region.

•

Recognizing consumer demand for one-stop financial management services, the Company created Epic Wealth Management in January 2005 to provide investment advisory services to the general community and to clients of the Bank.

New Facilities

In order to execute the strategy of rapid expansion for the Company’s retail and high net worth banking operations, several new business development officers (BDO) including SBA BDO, relationship managers, portfolio managers, and branch managers were hired in 2005. These new employees also enhanced the Company’s capacity to better serve its consumer base.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.

The Company has identified at least nine areas in Marin County that satisfy this criteria. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and expects to open one new branch in 2006 in Tiburon, California. The Company intends to open at least two more branches in Marin County in 2007.

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

Competition

The banking and financial services business in California generally, and in the Company’s market area specifically, is highly competitive. The increasingly competitive environment is a result of many factors including, but not limited to:

•

significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors with greater resources than the Company;

•	increasing integration among commercial banks, insurance companies, securities brokers, and investment banks;

•	continued growth and increased market share of non-bank financial service providers that often specialize in a single product line such as credit cards or residential mortgages;

•	rise of the internet, causing the Bank to compete more frequently with remote entities soliciting customers in its primary market area via web based advertising and product delivery; and,

•	introduction of new technologies which may bypass the traditional banking system for funds settlement.

The Company competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, industrial banks, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial service providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank currently offers.

Approximately 81 banking offices with $7.9 billion in total deposits as of June 30, 2005 served the Marin County market.  The four banking institutions with the greatest market share, Bank of America, Wells Fargo Bank, Westamerica Bank, and Washington Mutual had deposit market shares of 21.51%, 16.36%, 12.04% and 10.81%, respectively, as of June 30, 2005, the most recent date for which data is available, compared with the Bank’s share of 3.75%.

The Company also competes for depositors’ funds with money market mutual funds and with non-bank financial institutions such as brokerage firms and insurance companies.  Among the competitive advantages held by certain of these non-bank financial institutions is the ability to finance extensive advertising campaigns, and to allocate investment assets to regions of California or other states with areas of highest demand and often, therefore, highest yield.

Large commercial banks also have substantially greater lending limits than the Bank and the ability to offer certain services which are not offered directly by the Company.

In order to compete with other financial service providers, the Company uses to the fullest extent possible the flexibility and rapid response capabilities which are accorded by its independent status.  This includes an emphasis on:

•	local community involvement;

•	personal service and the resulting personal relationships of its staff and customers;

•	referrals from directors, employees, and satisfied customers;

•	development and sale of specialized products and services tailored to meet its customers’ needs; and,

•	local, flexible, and fast decision making.

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

The $10.3 million in junior subordinated debentures have a floating rate of interest, which is reset quarterly, equal to 3-month LIBOR plus 3.65%. The floating rate, however, may not exceed 12.0% for the first five years. As of December 31, 2005 the interest rate was 7.80%.

Refer to Note 7 to the Consolidated Financial Statements and the Management Discussion and Analysis of Financial Condition and Results of Operation for additional information regarding the junior subordinated debentures.

Effect of Governmental Policies and Legislation

Banking is a business that depends on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings.  These rates are highly sensitive to many factors that are beyond control of the Bank.  Accordingly, the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”).  The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities which effect short term rates such as the Fed Funds rate, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact on the Bank of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various bank regulatory and other professional agencies.

Other Information

The Company does not hold material patents, trademarks, licenses, franchises or concessions. No expenditures have been made by the Company, during the last two fiscal years, on material research activities relating to the development of services or the improvement of existing services.

Based upon present business activities, compliance with federal, state and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company.

The Company’s business is not seasonal. The Company intends to continue with the same basic industrial banking activities that have characterized the Company’s operations since its inception. The Company anticipates continued profitable growth while maintaining sound credit and management policies.

SUPERVISION AND REGULATION

Overview

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

General

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

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading and other requirements and restrictions of the Exchange Act.

Restrictions on Acquisitions

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

Regulation of The Bank

The Bank is licensed under the laws of the State of California and its deposits are insured by the Federal Deposit Insurance Corporations (FDIC) to the extent provided by law.  The Bank is subject to the supervision of, and is regularly examined by, comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank.  State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital. The Bank is also subject to consumer protection laws.

If, as a result of an examination of the Bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to those regulatory agencies.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter.

Regulation of Non-banking Affiliates - EWM

EWM is registered with the SEC.  EWM is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered investment advisors cover such issues as: sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; and qualification and licensing of sales personnel.  The SEC’s risk assessment rules also apply to EWM as a registered investment advisor. These rules require a registered investment advisor to maintain and preserve records and maintain risk management policies and procedures.  In addition to federal registration, state securities commissions require the registration of certain investment advisors.

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

The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank. Under certain circumstances, dividends could be prohibited under the trust preferred.

Capital Adequacy

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.  As of December 31, 2005 the Bank was “Well Capitalized” with a total capital to risk-adjusted assets of  7.91%, a Tier 1 capital to risk adjusted assets ratio of 9.08%, and a leverage ratio of 10.14%.

Prompt Corrective Action and Other Enforcement Mechanisms

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan. At December 31, 2005, the Bank exceeded all of the required ratios for classification as “well capitalized.”

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

Safety and Soundness Standards

The FDICIA imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth.  Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefit accounts.  The federal banking agencies may require institution for deposits by certain employee benefit accounts.  The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2005, was 0 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution’s capital group and supervisory subgroup assignment. An institution’s risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also assigned to one of the following “supervisory subgroups”: Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Insured institutions are not allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s  financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the Bank would have a material adverse effect on the Company’s condition since it would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations.  The Bank is subject to many federal consumer protection statutes and regulations, including the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.  Penalties under these statutes may include fines, reimbursements and other penalties.  Due to heightened regulatory concern related to compliance with these and other statutes generally, the Bank may incur additional compliance costs.

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

USA PATRIOT Act of 2001

In the wake of the events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  The USA PATRIOT Act also made significant changes to the Bank Secrecy Act.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and,

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

Under the USA PATRIOT Act, financial institutions are to establish anti-money laundering programs to enhance their Bank Secrecy Act program.  The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;
•	the designation of a compliance officer;
•	an ongoing employee training program; and,
•	an independent audit function to test the programs.

Management believes that the Bank is currently in compliance with the Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, offbalance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and, (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and, (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers. As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. It is anticipated that the Company will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business for the coming year.

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

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The Act  would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information.  These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act.

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003.  The President signed the FACT Act into law on December 4, 2003.  In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/Federal Reserve announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices.  On January 24, 2005, the FTC issued a final rule on prescreen notices.

Check 21 Act

The Check Clearing for the 21st Century Act (“Check 21 Act” or “the Act”), enacted in late 2003, became effective on October 28, 2004.  The Act creates a new negotiable instrument, called a “substitute check”, which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Act.  The Act is designed to facilitate check truncation, to foster innovation in the check payment system, and to improve the payment system by shortening processing times and reducing the volume of paper checks.

Regulation W

Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System.  The FRB has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions.  Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.  The Company is considered to be an affiliate of the Bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their abilities to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and,
•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in certain transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Accounting Change

From time to time, the Financial Accounting Standards Board issues pronouncements which govern the accounting treatment for the Corporation’s financial statements.  For a description of the recent pronouncements applicable to the Corporation, see the Notes to the Financial Statements included in this Report.

Employees

As of December 31, 2005 the Company, Bank and EWM directly employed two, sixty-four, and seven full time employees, respectively.  The employees are not represented by a collective bargaining unit, and all its employee relations are good.

ITEM 1A – RISK FACTORS

Readers and prospective investors in the Company’s securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report.

The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of the Company’s securities could decline significantly, and investors could lose all or part of their investment in the Company’s common stock.

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

The Company’s new business locations could adversely affect its financial performance.

The Company opened one new branch in 2005, created a new subsidiary offering registered investment advisory services in January 2005, opened two new loan production centers outside of Marin County, expects to open an additional branch in 2006, and expects to open additional loan production centers. These new business segments involve up front investments in personnel, facilities, and technology. Earnings could suffer if these new business segments do not produce the planned level of revenue. In addition, establishing these new operations has consumed a significant amount of management’s time, and business activities in other areas of the Company could suffer as a result.

There is strong competition in the Company’s market area and the Company may be unable to increase its market share.

The Company faces substantial competition for deposits and loans throughout its market area, and expects to face substantial competition for its other contemplated products and services. Competition for deposits comes primarily from 20 other financial institutions that control 96.3% of the market share in Marin County. These institutions include 9 national banks, 6 regional banks, and 5 community banks, and all of these competitors have greater resources than does the Company. Competition for loans comes from other commercial banks, savings institutions, mortgage banking firms, credit unions, and other financial intermediaries, as well out of state financial intermediaries which have opened low-end production offices or which solicit deposits in the Company’s market areas.  Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits and as a result are able to serve the credit and investment needs of larger customers.

The Company’s multi-family residential and commercial real estate loans held for investment are relatively unseasoned, and defaults on such loans could adversely affect its financial condition and results of operations.

At December 31, 2005, the Company’s multi-family residential loans amounted to $121.2 million, or 31.3% of its total loans net of unearned income, and the average size of its multi-family residential loans was $624,398 as of that date.  At December 31, 2005, the Company’s commercial real estate loans amounted to $183.2 million, or 47.4% of its total loans, net of unearned income, and the average size of its commercial real estate loans was $538,460 as of that date. The Company’s multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after December 31, 2003, and are, consequently, unseasoned. The payment on these loans is typically dependent on the successful operation of the property, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans could negatively affect the Company’s financial condition, results of operations and prospects.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely affect its growth strategy and prospects.

The Company relies on customer deposits and on advances from the Federal Home Loan Bank of San Francisco (“FHLB”), to fund its operations. The Company has historically utilized certificates of deposit obtained out of its market area. As of December 31, 2005, the Company had $107.8 million in FHLB borrowings, $15.5 million of brokered certificates of deposit, and $7.9 million of non-brokered wholesale certificates of deposit. While the Company has reduced its reliance on wholesale funding in the last half of 2004 and has been successful in promoting its money market deposit product, brokered and non-brokered wholesale deposits nevertheless constituted 7.5% of total deposits as of December 31, 2005. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time, were its financial condition or market conditions to change.

The Company’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely affect its profitability.

At December 31, 2005, the Company’s securities portfolio totaled $44.0 million, of which $15.1 million was classified as available-for-sale and $28.8 million was classified as held-to-maturity, and was comprised of mortgage-backed securities which are insured or guaranteed by government-sponsored enterprises. These securities amounted to 9.5% of total assets and are sensitive to interest rate fluctuations. The unrealized gains or losses in the Company’s available-for-sale portfolio are reported as a separate component of shareholders’ equity until realized upon sale. As a result, future interest rate fluctuations may affect shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold these securities until maturity or until market conditions are favorable for a sale could adversely affect the Company’s financial condition, profitability and prospects.

The Company may have difficulty managing its growth, which may divert resources and limit its ability to successfully expand its operations.

The Company has grown substantially from $109.0 million in total assets and $99.4 million in total deposits at December 31, 2000 to $461.8 million in total assets and $313.4 million in total deposits at December 31, 2005. The Company has expanded the number of full service branches from one as of December 31, 2001 to six as of December 31, 2005 and one additional branch is currently under construction. The Company expects to continue to experience significant growth in the amount of its assets, the level of its deposits, the number of its clients and the scale of its operations. The Company’s future profitability will depend in part on its continued ability to grow and the Company can give no assurance that it will be able to sustain its historical growth rate or even be able to grow at all.

Deterioration of local economic conditions could hurt the Company’s profitability.

The Company’s operations are located in Northern California and its lending activities are concentrated in San Francisco, Marin, Alameda, Contra Costa, Santa Clara, Sonoma, San Mateo, and Sacramento counties. Deposit generation is generally limited to Marin County. Although the Company has diversified its loan portfolio into other California counties, the vast majority of its credits remain concentrated in the eight primary counties. As a result of this geographic concentration, the Company’s results depend largely upon economic and real estate market conditions in these areas. A deterioration in economic or real estate market conditions in the Company’s primary market area could have a material adverse affect on the quality of its loan portfolio, the demand for its products and services, and its financial condition and results of operations.

Deterioration of real estate market could hurt the Company’s and the Bank’s performance.

At December 31, 2005, approximately 92.4% of  the Bank’s loans were secured by real estate.  The ability of the Bank to continue to originate real estate secured loans may be impaired by adverse changes  in local and regional economic conditions in the real estate market, increasing interest rates, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral resulting in losses to the Bank.

We also have a concentration in higher risk commercial real estate loans.

We also have a high concentration in commercial real estate or CRE loans.  Approximately 42% of our lending portfolio can be classified as CRE lending.  CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of CRE within their lending portfolios. This guidance suggests that institutions that exceed certain levels of CRE lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in CRE lending. At December 31, 2005, the Bank’s CRE level exceeded the threshold for such concentrations. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

Environmental liability associated with commercial lending could result in losses.

In the course of business, the Bank has acquired, and  the Bank may in the future acquire, through foreclosure, properties securing loans they have originated or purchased which are in default.  In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties.  In this event, an affected bank  might be required to remove these substances from the affected properties at its sole cost and expense.  The cost of this removal could substantially exceed the value of affected properties.  the Company or the Bank, as the case may be, may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on the Company’s  and the Bank’s business, financial condition and operating results.

The Company’s business is subject to various lending risks which could adversely impact its results of operations and financial condition.

The Company originates a wide variety of loan products. Loans originated by the Company are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the FRB, and legislative tax policies. The Company targets certain lending toward low to moderate income borrowers as part of its commitment to serve its local communities.

Multifamily Residential Real Estate Loans

The Company’s multifamily loans are subject to collateral risk similar to other real estate secured products.  While the Bank’s primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand.  The Company seeks to minimize risks through its underwriting policies, which require such loans to be qualified at origination in adherence with the Company’s underwriting guidelines.  The Company also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers.  At December 31, 2005, 32.0% of the Company’s total loan portfolio consisted of multifamily residential real estate loans as compared to 41.0% of its total loan portfolio at December 31, 2004.

Commercial and Industrial Real Estate Loans

The Bank originates commercial real estate loans for individuals and businesses for various purposes and are located primarily in the San Francisco Bay Area and secured by commercial real estate.  At December 31, 2005,  47.4% of the Company’s total loan portfolio consisted of commercial real estate loans as compared to 44.8% of its total loan portfolio at December 31, 2004.

The Company’s commercial real estate loans involve higher principal amounts than other loans.  Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of these loans may be significantly subject to adverse conditions in the properties’ management or real estate markets in general or particular to a subject property. The Company seeks to mitigate these risks through its underwriting standards and credit review policy, which requires annual operating statements for each collateral property. The Company also participates larger commercial and industrial real estate loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank’s regulatory limit on loans to one borrower.

Construction Real Estate Loans

The Bank originates construction loans for the acquisition and development of 1-4 unit residential, multifamily, and commercial property.  At December 31, 2005, $26.0 million, or 5.9% of the Company’s total loan portfolio consisted of construction real estate loans of which there were undisbursed loan funds of $12.9 million.  At December 31, 2004, the Company had gross construction loans totaling $12.7 million, or 3.9% of the Company’s total loan portfolio, on which there were undisbursed loan funds of $3.6 million

Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The Company’s risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property’s value based on the completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Company may have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. The Company may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. The Company’s underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. The Company attempts to limit its risk through its underwriting procedures, by using only approved, qualified appraisers, and by dealing with qualified builders / borrowers. The Company also participates in larger construction loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank’s regulatory limit on loans to one borrower.

Land Loans

The Company offers loans secured by land, generally throughout the San Francisco Bay Area. The types of land generally considered by the Company are suitable for residential, multifamily, or commercial development or are demarcated residential lots.  Because land and lots are generally less readily marketable than residential, multifamily, and commercial real estate, lending on land presents additional risks not present in other real estate loans. The market value of land and lots can be more susceptible to changes in interest rates, economic conditions, or local real estate markets than the market value for homes. Zoning changes by various government authorities may also affect the value and marketability of certain types of land. To mitigate these risks, the Company generally restricts total land loans to 100% of its tier 1 capital and the Company’s underwriting procedures provide that land loans be made in amounts up to 65% of the appraised value of the property.  At December 31, 2005, the Company’s land loan portfolio totaled $9.8 million, or 2.6% of the Company’s total loan portfolio as compared to $9.1 million, or 2.8% of the Company’s total loan portfolio as of December 31, 2004.

Business Loans

The Company offers business loans that are either uncollateralized or collateralized by business assets or commercial or residential real estate. Most often, this collateral consists of accounts receivable, inventory or equipment.  Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because the collateral may be difficult to obtain or liquidate following an uncured default. Business loans typically offer relatively higher yields, shorter maturities, and variable interest rates.  The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers.  At December 31, 2005, the Company had disbursed business loans and lines totaling $24.7 million, or 6.4% of the Company’s total loan portfolio as compared to $17.7 million, or 5.4% of the Company’s total loan portfolio as of December 31, 2004.

Consumer Loans

The Company offers consumer loans that are either uncollateralized or collateralized by personal assets or commercial or personal real estate. Collateral typically consists of common stock, other securities, or deposits. Consumer lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Consumer loans typically offer relatively higher yields, shorter maturities, and variable interest rates. The Company attempts to reduce the risk of loss associated with consumer lending through prudent underwriting and periodic financial review of its borrowers. At December 31, 2005, the Company had disbursed consumer loans and lines totaling $2.8 million, or .73% of the Company’s total loan portfolio as compared to $3.9 million, or 1.2% of the Company’s total loan portfolio as of December 31, 2004.

Small Business Administration (SBA) Loans

In 2004, the Bank began its SBA lending division to expand on its commercial and business banking product lines.  In 2005, the Company got approved for the Preferred Lender Program by the SBA.  The status, is awarded to only a limited number of financial institutions which allows the Company to streamline the processes involved in securing financial assistance for small businesses.  The federal government guarantees SBA loans as an incentive for financial institutions to make loans to small businesses.  In 2005, the Bank funded $19.4 million, or 5.1% of the Company’s total loan portfolio as compared to $5.3 million, or 1.6% of the Company’s total loan portfolio as of December 31, 2004.  The Bank sells the guaranteed portion of the SBA loans which are approximately 75% to 85% of the originated balance at a premium sale price between 108% and 110% and servicing margins of between 1.00% and 1.8%. In 2005, the Bank sold $7.2 million of SBA loans, resulting in a gain on sale and broker fee income of $581,000 and in 2004 the Bank sold $3.1 million of SBA loans, resulting in a gain on sale and broker fee income of $343,000.

Originations, Purchases, and Sales of Loans

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

In 2005 loan originations totaled $172.6 million.  Loans and participations sold in 2005 totaled $7.6 million and consisted of $.4 million in construction loans and $7.2 million in government guaranteed SBA loans.  During the first quarter of 2005, the Company purchased $33.8 of participation construction loans.  Loans and participations sold in 2004 totaled $5.1 million and consisted of $2.0 million in multifamily loans and $3.1 million in government guaranteed SBA loans. No loans were purchased in 2004.

Loan Servicing

The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2005 and 2004, the Company was servicing $20.7 million and $21.7 million of loans for others, respectively. The Company’s strategic plan does not contain a significant expansion in its loan servicing for others, with the exception of government guaranteed SBA loans, as management believes that it is more advantageous to retain the underlying loan assets on its balance sheet to generate ongoing net interest income rather than selling or participating the loans and receiving a one time gain on sale.

Loan losses could hurt the Company’s operating results.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Company adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses that management believes are appropriate to control this risk by assessing the likelihood of non-performance, tracking loan performance, and diversifying the credit portfolio. These policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Company’s financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company’s ability to predict, influence, or control.

At December 31, 2005, the Company’s allowance for loan losses as a percentage of gross loans was 1.09%.  Regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses.  Although management believes the Company’s loan loss allowance is adequate to absorb probable losses in its loan portfolio, management cannot predict these losses or whether the allowance will be adequate or that regulators will not require the Company to increase this allowance.  Any of these occurrences could materially and adversely affect its business, financial condition, prospects and profitability.

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

Breach of information security and technology dependence could have a material adverse effect on the Company’s and the Bank’s business, financial condition, results of operations or liquidity.

Despite instituted safeguards, the Company and the Bank cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures.  the Company and the Bank  rely on the services of a variety of vendors to meet its data processing and communication needs.  If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company and the Bank  could be exposed to claims from customers.  Any of these results could have a material adverse effect on the Company’s and the Bank’s  business, financial condition, results of operations or liquidity

The Company’s business strategy relies upon its Chief Executive Officer and other key employees.

The Company is dependent upon the services of Kit M. Cole, who serves as Chairman and Chief Executive Officer of the Company and Chairman of the Bank, Mark Garwood, who serves as President and Chief Executive Officer of the Bank, Michael Moulton, who serves Chief Financial Officer of the Company and the Bank, and on the services of other senior officers retained by the Company. The loss of the services of Ms. Cole, Mr. Garwood, Mr. Moulton or other key employees could have a material adverse effect on the Company’s operations.

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

Deterioration of bond and equity markets could hurt EWM’s profitability.

Volatility or significant changes in the equity and bond markets could adversely affect EWM’s financial condition, profitability and growth prospects.  Such deterioration could prevent EWM from growing its client base on retaining clients at current levels.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The following table sets forth information relating to each of the Company’s offices as of December 31, 2005:

	Leased Or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Square Footage

Administrative Offices:
630 Las Gallinas Ave.	Leased	6/1/2005	6/1/2015	9,453
San Rafael, California 94903

851 Irwin St., Suite 301	Leased	8/18/1998	8/31/2008	1,032
San Rafael, California 94901

Full Service Branch Offices Currently Open:
851 Irwin St., Suite 100	Leased	8/18/1998	8/31/2008	3,417
San Rafael, California 94901

453-455 Miller Ave.	Leased	5/1/2002	4/31/2012	3,026
Mill Valley, California 94941

575 Sir Francis Drake Blvd.	Leased	7/23/2002	7/31/2012	2,600
Greenbrae, California 94904

100 Sir Francis Drake Blvd.	Leased	11/15/2002	11/15/2017	3,300
San Anselmo, California 94960

630 Las Gallinas Ave., Suite 100	Leased	6/1/2005	6/1/2015	9,453
San Rafael, California 94903

71 Casa Buena Drive	Leased	12/29/2003	12/29/2013	3,746
Corte Madera, California 94925

Loan Production Office:
740 4th Street	Leased	12/13/2005	9/30/2006	300
Santa Rosa, California 95404

Epic Wealth Management:
851 Irwin St., Suite 301	Leased	8/18/1998	8/31/2008	1,769
San Rafael, California 94901

Stand Alone ATM Machines:
735 College Ave.	Leased	5/29/2003	5/29/2006	12
Kentfield, California 94904

100 Redhill Boulevard	Leased	9/12/2005	9/12/2008	25
San Anselmo, California 94960

Full Service Branch Office Not Yet Open:
1650 Tiburon Boulevard	Leased	8/15/2005	8/15/2015	2,230
Tiburon, California 94920

Management believes that its existing facilities are adequate for its present needs and that the Company’s insurance coverage on its properties is adequate.

ITEM 3 – LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a)	The Company’s common stock trades on the NASDAQ Capital Market System under the symbol EPIK.

At February 28, 2006, 3,691,906 shares of the Company’s common stock, no par value, were outstanding and held by 660 holders of record.  The following table sets forth, for the periods indicated, the range of high and low trade prices of the Company’s common stock.  The Company’s closing price on December 31, 2005 was $16.97, compared to the closing price one year earlier of $14.41.

	Sales Price of Common Stock

	High	Low

2005
First Quarter	$15.51	$13.60
Second Quarter	$16.00	$12.50
Third Quarter	$17.82	$13.52
Fourth Quarter	$17.44	$15.00

2004
First Quarter	$13.00	$13.00
Second Quarter	$—	$—
Third Quarter	$15.50	$11.30
Fourth Quarter	$17.57	$14.25

Dividends

The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law.  There are no preferred shares outstanding at this time.  See “Supervision and Regulation – Dividends and Other Transfer of Funds.”

The Company initiated a cash dividend program in 2004. The Company paid four cash dividends of $0.03 per share in 2005.  In 2004, the Company paid four cash dividends of $0.025 per share. It is anticipated that cash dividends will be declared on a quarterly basis in the future.

The Board of Directors of the Bank adopted the 1997 Incentive Stock Option Plan.  More information regarding activity occurring in the Bank’s equity compensation plan is contained in the Corporation’s 2006 Proxy Statement.  The table below summarizes the Corporation’s Equity Compensation Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a) (c)

Plan Category
Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	417,009	11.77	121,074
2003 Non-Employee Directors’ Stock Option Plan	88,900	12.92	37,100

Equity compensation plans not approved by security holders	—	N/A	—

Total	505,909	11.97	158,174

(b)          None.

(c)          None.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth the results of operations as of December 31, 2005, 2004, 2003, 2002 and 2001.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and the consolidated financial statements and notes thereto included herein.

At or For the Year Ended December 31, (Dollars in thousands)	2005	2004	2003	2002	2001

Financial Condition Data:
Total assets	$461,839	$425,610	$301,961	$268,133	$144,276
Available-for-sale securities	15,118	22,040	—	37,657	—
Held-to-maturity securities	28,844	40,851	18,907	35,628	—
Federal Home Loan Bank restricted stock	6,198	6,934	3,609	4,333	473
Pacific Coast Bankers’ Bank restricted stock	50	50	50	50	50
Loans receivable, net of allowance for loan losses	382,424	325,651	246,418	174,947	122,360
Deposits	313,399	274,620	211,626	175,904	127,052
Federal Home Loan Bank advances	107,812	115,781	65,101	69,869	4,500
Junior Subordinated Debentures	10,310	10,310	10,310	10,310	—
Other borrowings	—	—	—	—	2,963
Total stockholders’ equity	26,845	23,175	13,874	11,014	9,190
Statement of Operations Data:
Interest income	$28,724	$21,602	$17,451	$13,187	$10,794
Interest expense	11,728	7,602	6,303	5,410	5,476

Net interest income	16,996	14,000	11,148	7,777	5,318
Provision for loan losses	632	874	784	597	323

Net interest income after provision for loan losses	16,364	13,126	10,364	7,180	4,995
Noninterest income	1,634	814	560	1,028	674
Noninterest expenses (4)	11,262	8,783	6,405	4,798	3,459

Income (loss) before income tax expense (benefit)	6,736	5,157	4,519	3,410	2,210
Income tax expense (benefit)	2,639	1,709	1,721	1,340	834

Net income (loss)	$4,097	$3,448	$2,798	$2,070	$1,376

Per Share Data:
Earnings (loss) per share—Basic	$1.12	$0.97	$0.89	$0.66	$0.44
Earnings (loss) per share—Diluted	1.08	0.94	0.87	0.65	0.43
Common shares outstanding at end of period	3,679,663	3,665,702	3,136,957	3,128,739	3,139,311
Book value per share	$7.30	$6.32	$4.42	$3.52	$2.93
Performance Ratios and Other Data:
Return on average assets	0.92%	0.90%	0.97%	1.03%	1.08%
Return on average stockholders equity	16.5%	17.2%	22.2%	20.5%	16.6%
Efficiency ratio	60.5%	59.3%	54.7%	54.5%	57.7%
Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	9.1%	10.0%	9.1%	11.0%	9.8%
Total risk based capital	10.1%	11.0%	10.2%	12.1%	10.9%
Tier 1 leverage capital	7.7%	8.1%	7.5%	7.5%	8.2%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

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

•

All other loans that are not included by our credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g. pools of smaller delinquent, special mention and classified commercial and industrial, and real estate loans).

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

No assurance can be given that the Company will not sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio will not require an increase in the allowance.  Prevailing factors in association with the methodology may include improvement or deterioration of individual improvement or deterioration of individual commitments or pools of similar loans, or loan concentrations.  .

Available-for-Sale Securities

SFAS 115 requires that Available-for-Sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the Available-for-Sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

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

Future Adoption of Accounting Standard

For a discussion of the impact of the Financial Accounting Standards Board Statement No. 123R Share Based Payment, see Note 1 of the Consolidated Financial Statements.

Overview of Financial Results

Tamalpais Bank (Bank) and Epic Wealth Management (EWM) are wholly owned subsidiaries of Epic Bancorp (the Company).  The Company created EWM in January 2005 which offers registered investment advisory services primarily in the Bank’s Marin County marketplace.  The Company is dedicated to relationship banking and the success of its customers. The Company caters to the needs of high net worth individuals including property owners/investors and small-to-mid-size commercial businesses. The Company attracts deposits from the Marin County community by offering a friendly differentiated branch environment, convenience, competitive interest rate products and providing value-added consumer services. The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets. In the past five years, the Company has grown significantly; however, its business is subject to various risks which are discussed in “Business; Factors That May Affect Future Results of Operations” in Item 1 hereof.

Based on historical results and recent investments in branches and EWM operations, management anticipates that the Company will continue to grow in 2006.  However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.  Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

Results of Operations

Overview

The 2005 financial performance for the Bank produced record levels of deposits, loans and net income.  Total deposits reached $313,399,000 in 2005, an increase of $38,779,000 or 14.1% from the prior year.  Total deposits reached $274,620,000 in 2004, an increase of $62,994,000 or 29.0% from the prior year.  Total loans receivable, net finished the year at $386,657,000 compared to $329,251,000 in 2004, representing an increase of $57,406,000 or 17.4%.  Total gross loans increased $80,107,000 from 2004 as compared to 2003.  Consolidated net income for 2005 was $4,096,000 or $1.08 per diluted share compared with $3,448,000 or $0.94 per diluted share in 2004.  The year over year change in net income represents an improvement of 18.8%.  Consolidated net income increased $650,000 from 2004 as compared to 2003.

The increase in net income and fully diluted earnings per share as of December 31, 2005 and 2004 over the prior year periods was primarily the result of several factors as follows:

•

The net interest income was a principal source of the earnings improvement for the year, as it reached $16,364,000, an increase of $3,238,000 or 24.7% over 2004.  The interest income component of net interest income was up 33.0% to $28,724,000.  This increase is primarily attributable to the increased earning asset base coupled with a widening net interest margin, offset by increases in deposit expenses of $3,297,000, or 74.6% to $7,719,000.  The deposit expense increase from 2004 to 2005 is primarily due to the growth in the Bank’s deposit portfolio.  Average total interest earning assets increased by $64,000 to $437,000 from 2004 to 2005.  As of 2005, net interest margin increased from 3.75% to 3.89% as compared to the same period in 2004.  In 2004, net interest income after the provision for loan losses was $13,126,000 as compared to $10,364,000 in 2003.  This increase is primarily attributable to the increased earning asset base coupled with a widening net interest margin.

•

In an effort to improve its net interest margin and net interest income, the Company has been employing a strategy to convert assets previously invested in mortgage backed securities into higher yielding loans.  As a result of the successful implementation of this strategy, mortgage backed securities decreased $18,929,000 and cash and due from banks increased $5,271,000 in 2005, while net loans increased $56,774,000 during the same period.  As of December 31, 2004, mortgage backed securities increased $25,269,000 and cash and due from banks decreased $1,814,000 in 2004, while net loans increased $79,233,000 during the same period.

•

Non-interest income is comprised of gain on sale of brokerage loans, net gain/loss on sale of securities, loan servicing, loan fees and other income.  In 2005, the total non-interest income was $1,634,000, which is an improvement of $820,000 or 100.7% over 2004.  This increase is primarily a result of $238,000 increase in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during 2005.  Service charges on deposits decreased to $65,000 versus $155,000 one year ago.  Other income increased from $358,000 in 2004 to $987,000 in 2005.  This increase is primarily attributable to the investment and advisory services fee income of $458,000 related to EWM.  In 2004, non-interest income was $814,000, which is an improvement of $254,000 or 45% over 2003.  This increase is primarily attributable to an $336,000 increase in the gain on sale of loans associated with the sale of SBA loans during 2004 and loan fees and other income increase of $139,000, partially offset by decline in net loss on sale of securities of $176,000.

Partially offsetting these items, which had a positive impact on net income, were increases in noninterest expense and the allowance for loan losses.  Non-interest expenses increased to $11,262,000 in 2005 as compared to $8,783,000 in 2004, a $2,479,000 or 28.2% increase and was largely due to the growth in the operations of the Bank.  In 2004, there were increases in noninterest expense and the provision for loan losses.  Non-interest expenses increased to $2,378,000 in 2004 as compared to 2003 and was largely due to the growth in the operations of the Bank.  The Bank provided $632,000 to the allowance for loan losses in 2005, in accordance with Management’s assessment of credit risk for the loan portfolio which compares to a provision of $874,000 in 2004 and $784,000 in 2003.  At year-end 2005, 2004 and 2003, the allowance for loan losses as a percentage of total loans was 1.09%.

The Bank’s return on average assets (ROA) improved over the prior year.  In 2005, the Bank’s ROA was  0.92% compared to 0.90% in 2004 and 0.86% in 2003.  The Bank’s return on average equity (ROE) was 16.53% in 2005 compared to 17.19% in 2004 and 19.38% in 2003.  Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County.  For the twelve month period from June 2004 to June 2005 (the latest date for which the information is available), the Bank’s market share of total Marin County deposits increased from 3.44% to 3.75%.

As of December 31, 2005, consolidated total assets totaled $461,839,000 as compared to $425,610,000 at December 31, 2004, which represents an increase of 8.5% and to $301,961,000 in 2003.  Contributing to the growth of assets in 2005 was an increase of $57,406,000 or 17.4% in outstanding loans.  The increase in loans was funded in part by a shift of the funds from other earning assets, including Federal funds sold and investment securities, as well as increases in deposits and Federal funds purchased.

Summary of Quarterly Results of Operations

          The following below sets forth the results of operations for the four quarters of 2005 and 2004.

	2005 Quarters Ended				2004 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$7,721	$7,419	$7,023	$6,561	$5,895	$5,721	$5,369	$4,618
Interest expense	3,440	3,061	2,782	2,445	2,166	2,063	1,890	1,483

Net interest Income	4,281	4,358	4,241	4,116	3,729	3,658	3,479	3,135
Provision for loan losses	27	46	199	360	243	53	339	239

Net interest income after provision for loan losses	4,254	4,312	4,042	3,756	3,486	3,605	3,140	2,896

Noninterest income	561	306	463	304	325	261	128	100
Noninterst expense	3,227	2,888	2,609	2,538	2,544	2,217	2,144	1,878

Income before provision for income taxes	1,588	1,730	1,896	1,522	1,267	1,649	1,124	1,118
Provision for income taxes	647	634	757	601	220	683	445	361

Net Income	$941	$1,096	$1,139	$921	$1,047	$966	$679	$757
Net Income per common share
Basic	$0.26	$0.30	$0.31	$0.25	$0.29	$0.26	$0.19	$0.23
Diluted	$0.25	$0.29	$0.30	$0.24	$0.28	$0.26	$0.18	$0.22

Summary of Results of Operation

Net Interest Income

Net interest income is the Bank’s largest source of income (90.9%).  Net interest income is the difference between the interest earned on loans, investments and other interest earning assets, and its interest expense on deposits and other interest bearing liabilities.

Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest earning assets and interest bearing liabilities.  Comparisons of net interest income are frequently made using net interest margin and net interest rate spread.  Net interest margin is expressed as net interest income divided by average earning assets.  Net interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate incurred on total interest bearing liabilities.   Both of these measures are reported on a taxable equivalent basis.  Net interest margin is the higher of the two because it reflects interest income earned on assets funded with non-interest bearing sources of funds, which includes demand deposits and stockholders’ equity.

 The following sets forth average daily balances of assets, liabilities, and shareholders’ equity during 2005, 2004 and 2003, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,

	2005			2004			2003

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$55,828	$1,811	3.24%	$64,113	$2,068	3.23%	$55,516	$1,567	2.82%
Other investments	6,519	286	4.39%	6,728	256	3.80%	6,684	178	2.66%
Interest bearing deposits in other financial institutions	936	43	4.59%	3,485	78	2.24%	4,500	166	3.68%
Federal funds sold	2,674	86	3.22%	7,114	95	1.34%	2,156	22	1.04%
Loans (2)	371,024	26,497	7.14%	291,999	19,106	6.54%	215,041	15,518	7.22%

Total Interest Earning Assets	436,981	28,723	6.57%	373,439	21,603	5.78%	283,897	17,450	6.15%
Allowance for loan losses	(4,017)			(3,158)			(2,324)
Cash and due from banks	5,623			4,894			2,671
Net premises, furniture and equipment	3,198			2,300			1,489
Other assets	4,892			4,438			3,211

Total Assets	$446,677			$381,913			$288,944

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,531	49	0.65%	$6,368	42	0.66%	$5,833	48	0.82%
Savings deposits (3)	127,622	3,292	2.58%	93,671	1,463	1.56%	79,579	1,241	1.56%
Time deposits	137,459	4,377	3.18%	123,492	2,916	2.36%	105,742	2,943	2.78%
Other borrowings	120,720	3,266	2.71%	110,571	2,635	2.38%	65,403	1,553	2.37%
Junior Subordinated Debentures	10,310	743	7.21%	10,310	546	5.30%	10,310	518	5.02%

Total Interest Bearing Liabilities	403,642	11,727	2.91%	344,412	7,602	2.21%	266,867	6,303	2.36%
Noninterest deposits	15,610			11,680			6,937
Other liabilities	2,653			5,765			2,560

Total Liabilities	421,905			361,857			276,364
Shareholders’ Equity	24,772			20,056			12,580

Total Liabilities and Shareholders’ Equity	$446,677			$381,913			$288,944

Net interest income		$16,996			$14,001			$11,148

Net interest spread (4)			3.66%			3.57%			3.79%
Net interest margin (5)			3.89%			3.75%			3.93%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

In 2005, the Bank’s net interest income before the provision for loan losses increased $2,995, or 21.4% over 2004 and by $2,853, or 25.6% in 2004 over 2003.  These increases are attributable to growth in average earning assets of $63,542 in 2005 and $89,542 in 2004.  In 2005, net interest income was positively affected by a shift in the mix of asset balances from lower yielding Federal funds sold, interest bearing deposits in other financial institutions and securities to higher-yielding loans.  The Bank’s 2005 year-end loan-to-deposit ratio was 122% up from 119% at December 31, 2004.  The Bank’s yield on interest earning assets increased in 2005 by 79 basis points to 6.57%, and the yield on its loan portfolio increased from 6.54% in 2004 to 7.14% in 2005.  The yield on the Bank’s Federal funds sold increased to 3.22% in 2005 from 1.34% in 2004.  The increase in the Federal funds sold yield is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings).  The yield on loans increased in 2005 as a result of rate increases.

The rate paid on interest bearing liabilities increased from 2.21% in 2004 to 2.91% in 2005.  This is primarily the result of the aforementioned changes in market interest rates originating from actions taken by the Federal Reserve in 2004 and 2005.  In 2005, the Bank achieved a net interest margin (NIM) of 3.89%, up from the NIM of 3.75% experienced in 2004.  The increase in the margin is also affected by the changes to market rates and the impact of a higher loan-to-deposit ratio.

In 2004, the Bank’s net interest margin decreased by 18 basis points when compared to 2003.  The combination of a lower loan to deposit ratios in 2004 and the decline in the market rates of interest contributed to this change.

The following sets forth changes in interest income and interest expense for each major category of average interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not solely attributable to volume or rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Year ended December 31, 2005 Compared to Year ended December 31, 2004			Year ended December 31, 2004 Compared to Year ended December 31, 2003

	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase/(decrease) in
Interest Income
Investment securities	$(269)	$12	$(257)	$261	$240	$501
Other investments	(8)	38	32	1	77	78
Interest-bearing deposits	(82)	47	(35)	(32)	(56)	(88)
Federal Funds Sold	(85)	76	(9)	64	9	73
Loans	5,524	1,866	7,390	5,143	(1,554)	3,589

	5,081	2,038	7,121	5,437	(1,284)	4,153
Increase/(decrease) in
Interest Expense
Interest-bearing checking	$8	$(1)	7	4	(10)	(6)
Savings deposits	654	1,175	1,829	220	2	222
Time Deposits	358	1,103	1,461	455	(482)	(27)
FHLB and other borrowings	256	376	632	1,077	6	1,083
Trust Preferred Securities	0	197	197	0	28	28

	1,275	2,851	4,126	1,756	(456)	1,300

Increase/(decrease) in Net Interest Income	$3,805	$(812)	$2,995	$3,681	$(828)	$2,853

Allowance and Provision for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance.  Management has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions.

Each month the Company also reviews the allowance and makes additional transfers to the allowance as needed. For the year 2005, the provision for loan losses was $632,000 as compared to $874,000 for the year 2004. This represents a decrease of $242,000 or 27.7% from 2004 to 2005. For year 2005 and 2004, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

Noninterest Income

Non-interest income includes Gain on sale on brokerage of loans, Net gain (loss) on sale of securities, net, Loan servicing, and Loan fees and Other income.  Non-interest income for the years ended December 31, 2005, 2004, and 2003 was $1,634,000 $814,000, and $560,000, respectively, for an increase of $820,000 or 100.7% for the year ended December 31, 2005, as compared with the same period in 2004 and an increase of $254,000 or 45.4% for the year ended December 31, 2004 as compared with the same period in 2003.

In 2005, the increase in Gain on sale or brokerage of loans increased primarily due to $9,856,000 sale of the government guaranteed portion of 13 Small Business Administration (SBA) loans that generated a net gain of $581,000. In 2004, there was a net gain of $343,000 resulting from the sale of six government guaranteed portions of SBA loans.  Partially offsetting this gain was a loss on sale of securities of $42,000 in 2004.  Loan servicing in 2005 was $65,000, a decrease of $90,000 over the prior year.  This decrease is primarily the result of a decrease in the number of loans that the Bank is servicing.  Loan servicing increased $39,000 or 34.0% from 2004 to 2003 as a result of growth of the Bank.

Loan fees and other income increased $629,000 or 175.8% from 2005 to 2004. This increase is primarily attributable to the Company establishing a new subsidiary, EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940.  EWM  provides wealth management services inclusive of investment consulting and financial planning advice to high net worth individuals and their families.  In 2005 EWM generated investment and advisory services fee income of $458,000.  As of December 31, 2005, EWM had approximately $264 million in assets under management of which $44 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2006; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2006 or that it will be profitable on a stand-alone basis.   The remaining increase of $171,000 in Loan fees and other income primarily relates to the growth of the Bank.

In July 2005, EWM entered into an agreement with Kit M. Cole, the Chairman/CEO of the Company and Chairman of EWM.  In recognition of services provided to EWM to assist it in making contacts with prospective clients and in organizing its business, EWM has paid Ms. Cole $250,000 in August 2005.  In addition, EWM shall pay to Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 2005.  It is anticipated that the cost of the agreement will be allocated over a period of approximately ten years, beginning January 1, 2005.  A reduction in Registered Investment Advisory Services fee income of $75,000 was recorded in 2005 as a result of the amortization of the cost of the agreement.

EWM has required capital infusions from the Company.   As of December 31, 2005, capital infusions totaled $794,000.

Noninterest Expense

The Company’s noninterest expense for the years ended December 31, 2005, 2004 and 2003 was $11,262,000, $8,783,000 and $6,405,000, respectively.  The increase for the year ended December 31, 2005 was $2,479,000, or 28.2% as compared with the same period in 2004 and the increase for the year ended December 31, 2004 was $2,378,000, or 37.1% as compared with the same period in 2003.

Noninterest expense consists of salaries and employee benefits, occupancy expenses, advertising, professional, data processing, equipment and depreciation and other administrative expenses.  The increases in all consolidated expense classifications are attributable to the growth of the Company as described below.

In 2005, salaries and benefits increased by $1,398,000, or 27.7%, primarily due to the Bank hiring staff for its retail branches including the opening of one new full-service branch in 2005 and the opening of two new loan production centers, the Company hiring additional staff to support the longer term growth of the Company, and EWM hiring staff to begin its operations.  The number of full time equivalent employees increased to 73, up from 52 at year end 2004.  Additionally, there were regular salary adjustments and higher medical benefits and workers’ compensation costs in 2005.  In comparing 2004 with 2003, salaries and benefits costs increased by $1,366,000, or 37.1%, primarily due to the increase in the number of staff which increased to 52, up from 40.5 at year end 2003 (partly as a result of the opening of two new full-service branches earlier in 2004), annual merit increases, and higher medical benefits and workers’ compensation costs in 2004.

The 2005 increase of $165,000, or 16.5% in occupancy and equipment costs is largely due to the Company, Bank and EWM occupying new leased spaces which includes the addition of the Bank’s Corte Madera branch which opened in September 2005 and the Tiburon branch scheduled to open in 2006 and the new lease the Bank signed which consolidates the loan, executive and administrative facility under one roof.  Additionally, there were annual rent increases in the branch and administrative facilities.  In 2004, the Bank incurred an increase of $412,000, or 70.0%, which was largely due to the opening of two new branches and annual increases in branch operating leases.

The 2005 increase of $60,000, or 20.3% in advertising costs is largely due to the growth of the Bank and the different campaigns that the Bank as well as EWM held during the year.  Further, there was a timing difference related to its community outreach program.  The annual “Heart of Marin” community outreach awards ceremony was held in January 2005, whereas the last awards ceremony was held in the fourth quarter of 2003.  The 2004 decrease of $34,000, or 10.3% in advertising costs is largely attributable to decreased advertising in 2004 as a result of the Company’s public offering.

Professional services increased $41,000, or 9.3% in 2005 compared with the prior year.  In 2004, expenses were 62.0% higher than 2003.  The increase in 2005 was primarily attributable to increases in audit fees and outside consulting fees partially offset by lower legal fees.  The outside consulting fees related primarily to the Company’s data processing conversion in 2005 and the lower legal fees is a result of one-time legal fees associated with the 2004 public offering.  In 2004, professional services were higher than 2003 and the increase was primarily attributable to the Company incurring substantial costs (including legal and accounting services) associated with the capital offering completed during the first quarter of 2004 and costs associated with listing the Company’s stock on the NASDAQ stock market.

In 2005 data processing costs were $698,000, an increase over 2004 of $451,000, or 181.9%.  The increase is largely attributable to the core data processing systems conversion which occurred in July 2005 from FPS Gold, of Provo, Utah to OSI, of Glastonbury, Connecticut.  As a part of this conversion, the Bank paid a fee to FPS Gold of $109,885 for the last two months of data processing services that FPS Gold provided for de-conversion programming, and for a penalty due to the early termination of the agreement with FPS Gold.  Of that total amount, $73,391 represents non-recurring expenses.  Additionally, there was third party IT support as a result of the system conversion.  In 2004, data processing increased by $63,000, or 33.9% and is attributable to the increase in the growth in the operations of the Bank.

The 2005 increase of $296,000, or 107.2% in depreciation and amortization expense is primarily attributable to new purchases and leasehold improvements of the Company.  In 2004, the Company had an increase of $45,000, or 19.6% in depreciation and amortization which was related to the growth of the Company.

Other administrative expenses of $1,534,000 represents a $69,000, or 4.7% increase over 2004 and a $355,000, or 32.0% increase over 2003.  These increases are primarily attributable due to the growth in activity of the Bank.

The Bank’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) increased over the prior year and was at 60.5% for 2005.  In 2004, the Bank’s efficiency ratio was 59.3%.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Year Ended

	2005	2004	2003

	(Dollars in thousands)
Salaries and benefits	$6,450	$5,052	$3,687
Occupancy	1,164	999	588
Advertising	357	297	331
Professional	488	446	275
Data processing	698	248	185
Equipment and depreciation	571	276	230
Other administrative	1,534	1,465	1,109

Total	$11,262	$8,783	$6,405

Income Taxes

The Company reported a provision for income taxes of $2,639,000, $1,709,000 and $1,721,000 for years 2005, 2004 and 2003, respectively.  These provisions reflect accrual for taxes at the applicable rates for Federal and California State income taxes based upon reported pre-tax income, and adjusted for the beneficial effect of the Company’s investment in qualified.  The Company has not been subject to an alternative minimum tax (AMT).

Income tax expense in 2005 amounted to $2,639,000, which was an increase of $930,000 or 54.4% higher than 2004.  In 2004, the Company recorded tax recoveries related to the California Enterprise Zone net interest income deduction totaling $262,000 while no equivalent recoveries were recorded in 2005.  In 2005, the Company recognized a Federal tax write-off of $369,629 for unamortized deferred costs on all loans originated from January 1, 2005 through December 31, 2005.  In 2004, the Company recognized a Federal tax write-off of $587,479 for unamortized deferred costs on all loans originated from January 22, 2002 through December 31, 2004.  Also in 2005, the Company recognized a Federal tax write-off of $352,476 for prepaid assets as of December 31, 2005 that is scheduled to fully amortize in the next twelve months.  In 2004, the Company recognized a Federal tax write-off of $181,891 for prepaid assets as of December 31, 2004 that is scheduled to fully amortize in the next twelve months.

FINANCIAL CONDITION

Investment Securities

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, we purchase mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of December 31, 2005 and December 31, 2004, the carrying values of securities pledged were $43,962,000 and $62,891,000, respectively, representing our entire investment securities portfolio. Our policy is to stagger the maturities and to utilize the cash flow of our investments to meet our overall liquidity requirements.

As of December 31, 2005 and December 31, 2004, our investment portfolio consisted entirely of mortgage-backed securities. We also owned $6,198,000 and $6,934,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of December 31, 2005 and December 31, 2004, respectively.  Interest-bearing time deposits in other financial institutions amounted to $943,000 and $1,000,000 as of December 31, 2005 and December 31, 2004, respectively.

At December 31, 2005, $28,844,000 of our securities was classified as held-to-maturity and $15,118,000 of our securities were classified as available-for-sale. At December 31, 2004, $40,851,000 of our securities was classified as held-to-maturity and $22,040,000 of the Company’s securities were classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which we have the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of our investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 31,

	2005		2004		2003

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in Thousands)
Available for sale Mortgage backed securities	$15,555	$15,118	$22,422	$22,040	$—	$—

Held to maturity Mortgage backed securities	$28,844	$28,173	$40,851	$40,327	$18,907	$19,006

	As of December 31,

	2005		2004		2003

	Balance	Yield	Balance	Yield	Balance	Yield

	(Dollars in Thousands)
Available for sale Mortgage backed securities	$15,555	3.34%	$22,422	3.29%	$—	—%

Held to maturity Mortgage backed securities	$28,844	3.76%	$40,851	3.48%	$18,907	2.84%

Loans

Loans, net, increased by $56,774,000 which reflects increases in all loan categories.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
One-to-four family residential	$16,995	$13,878	$11,403	$14,294	$6,988
Multifamily residential	121,176	126,099	97,941	65,488	39,025
Commercial real estate	183,288	147,357	112,217	71,076	54,862
Land	9,777	9,150	8,039	8,572	8,112
Construction real estate	26,003	9,157	12,071	10,651	9,113
Consumer loans	2,785	3,925	2,318	2,309	1,420
Commercial, non real estate	24,725	17,746	3,780	3,657	3,796

Total gross loans	384,749	327,312	247,769	176,047	123,316
Net deferred loan costs	1,907	1,939	1,375	842	389
Total loans receivable, net of deferred loan costs	386,656	329,251	249,144	176,889	123,705

Allowance for loan losses	(4,232)	(3,600)	(2,726)	(1,942)	(1,345)

Loans receivable, net	$382,424	$325,651	$246,418	$174,947	$122,360

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

Outstanding loan commitments at December 31, 2005 and December 31, 2004 primarily consisted of undisbursed construction loans and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. We do not have any concentrations in our loan portfolio by industry or group of industries, however as of December 31, 2005 and December 31, 2004, approximately 92.4% and 93.4%, respectively, of our loans were secured by real estate. The Company has pursued a strategy emphasizing multifamily and commercial real estate loans over the last several years and seeks real estate collateral when possible.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consist of fifty participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.  As of December 31, 2005, the remaining balance of the participated loans was $10.6 million.  The Bank has replaced these loans with internally originated loans.

The following table sets forth the maturity distribution of our loans outstanding as of December 31, 2005 and December 31, 2004.  At those dates, we had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	At December 31, 2005

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$—	$145	$16,850	$16,995
Multifamily residential	2,843	—	118,333	121,176
Commercial real estate	2,177	1,928	179,183	183,288
Land	3,066	6,008	703	9,777
Construction real estate	23,226	2,777	—	26,003
Consumer loans	1,570	1,213	2	2,785
Commercial, non real estate	14,567	10,095	63	24,725

Total	$47,449	$22,166	$315,134	$384,749

	At December 31, 2005

	Repricing Within One Year	Repricing One to Five Years	Repricing After Five Years	Total

	(Dollars in Thousands)
Adjustable rate loans
One-to-four family residential	$13,461	$3,534	$—	$16,995
Multifamily residential	87,478	32,314	1,384	121,176
Commercial real estate	118,824	54,189	10,275	183,288
Land	8,984	793	—	9,777
Construction real estate	23,226	2,777	—	26,003
Consumer loans	1,584	1,201	—	2,785
Commercial, non real estate	14,630	10,095	—	24,725

Total	$268,187	$104,903	$11,659	$384,749
Fixed rate loans

Commercial real estate	$—	$—	$—	$—

Total	$—	$—	$—	$—

Total Loans	$268,187	$104,903	$11,659	$384,749

Of the adjustable rate loans, 69.7% reprice within one year, 5.9% reprice within one to two years, 6.2% reprice within two to three years, 2.8% reprice within three to four years, 12.4% reprice within four to five years, and 3.0% reprice within five to seven years.  As of December 31, 2005, our entire loan portfolio was comprised of floating and adjustable interest rate loans.

Credit Quality

We maintain an allowance for loan losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses.  All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance.  We have instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance.  We conduct a critical evaluation of the loan portfolio quarterly.  This evaluation includes an assessment of the following factors: the results of our internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions.

Each month we review the allowance and make additional transfers to the allowance as needed.  As of December 31, 2005, the provision for loan losses was $632,000 as compared to $874,000 for the same period in 2004, representing a decrease of $242,000 or 28%.  During 2005 and 2004, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.

At December 31, 2005 and December 31, 2004, the allowance for loan losses was 1.09% of loans outstanding.  At December 31, 2005 and 2004, the ratio of the allowance for loan losses to nonperforming loans was 12,092% and 916%, respectively.  Although we deemed these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,

	2005	2004	2003	2002	2001

	(Dollars In Thousands)
Loans Outstanding, Period End	$386,657	$329,251	$249,144	$176,889	$123,705
Average Amount of Loans Outstanding	371,024	291,999	215,041	146,956	113,050
Period end non-performing loans outstanding	35	393	—	711	196

Loans Loss Reserve Balance, Beginning of Period	$3,600	$2,726	$1,942	$1,345	$1,022
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Additions/(Reductions) charged to operations	632	874	784	597	323

Allowance for Loan and Lease Loss, End of Period	$4,232	$3,600	$2,726	$1,942	$1,345

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%	0.00%	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.09%	1.09%	1.09%	1.10%	1.09%

Nonperforming Assets

The Company’s policy is to place loans on nonaccrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on our books as an asset, at the lesser of our recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through December 31, 2005, we have not had any OREO.  The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

	Balances as of December 31,

	2005	2004	2003	2002	2001

	(Dollars in Thousands)
Non-accrual loans
One-to-four family residential	$—	$—	$—	$248	$—
Multifamily residential	—	393	—	—	196
Consumer	35	—	—	—	—
Commercial real estate	—	—	—	463

	$35	$393	$—	$711	$196

Restructured Loans	—	—	—	—	—
Nonperforming assets as a percent of total loans	0.01%	0.12%	0.00%	0.40%	0.16%
Nonperforming assets as a percent of total assets	0.01%	0.09%	0.00%	0.27%	0.14%
Allowance for Loan Losses	$4,232	$3,600	$2,726	$1,942	$1,345
Allowance for Loan Losses/loans outstanding at period end	1.09%	1.09%	1.09%	1.10%	1.09%

As of December 31, 2005, we had one consumer loan classified as non-accrual for $35,000.  As of December 31, 2004, we had one multifamily loan classified as non-accrual which paid off in January 2005 with full collection of principal and interest.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,

	2005	2004	2003	2002	2001

	(Dollars in Thousands)
Loans delinquent 60-89 days and accruing
Commercial real estate	$308	$—	$—	$84	$—
Consumer loans	—	—	—	200
Land and Construction	534
Commercial, non real estate	—	62	—	—

	$842	$62	$—	$284	$—

Loans delinquent 90 days or more and accruing
Commercial real estate	$—	$—	$—	$22	$—
Land and Construction	—	—	121	—	—

	$—	$—	$121	$22	$—

These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

Criticized and Classified Assets

The following table presents the Company’s criticized and classified assets as of the dates indicated:

	As of December 31,

	2005	2004	2003

Criticized Assets
One-to-four family residential	$—	$—	$—
Multifamily residential	755	513	275
Commercial real estate	1,041	446	183
Land	—	—	1,059
Construction real estate	—	—	—
Consumer, non real estate	—	177	120
Commercial, non real estate	3,283	482	427

Special mention	$5,079	$1,618	$2,064

Classified Assets
One-to-four family residential	$—	$—	$—
Multifamily residential	—	393	395
Commercial real estate	163	563	—
Consumer, non real estate	35	—	—
Construction real estate	3,755	—	—
Land	534	795	261

Substandard loans	$4,487	$1,751	$656

Total classified assets	$4,487	$1,751	$656

Classified assets to total assets	0.97%	0.04%	0.02%
Classified assets to stockholders’ equity	16.71%	0.76%	0.47%
Allowance for loan losses to total classified assets	94%	206%	416%

As of December 31, 2005 we have identified 5 loans totaling $4,487,000 and representing 1.2% of net loans that has a higher than normal risk of loss and has been classified as substandard. The land loan for $534,000 is a performing loan which was previously in foreclosure and is located in the Bank’s primary market area.  The construction real estate loans for $3,755,000 are performing loans and are located in the Bank’s primary market area.  The consumer loan for $35,000 is on non-accrual status as of December 31, 2005 and is in the Bank’s primary market area.  The commercial real estate for $163,000 is a performing loan located in the Bank’s primary market area.  As of December 31, 2004, we identified four loans totaling $1,751,000 and representing 0.53% of net loans that have a higher than normal risk of loss and have been classified as substandard.  One loan is a $393,000 multifamily loan on non-accrual status as of December 31, 2004 that is located in the Bank’s primary market area and that paid off in January 2005. One loan is a performing $563,000 commercial real estate loan located in the Bank’s primary market area, and the remaining two loans are a performing $258,000 land loan and a performing $537,000 land loan located in the Bank’s primary market area.

With the exception of these loans, management is not aware of any loans as of December 31, 2005 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

In addition, approximately $5,079 in loans, representing 1.3% of net loans, have been placed on our internal “watch list” for special attention and loss potential and are closely monitored. These loans have been categorized as Special Mention. As of December 31, 2005, approximately $755 were multifamily loans, $1,041 were commercial real estate loans, and $3,283 were commercial loans. These loans are in various stages of collection; however, no assurance can be given that we will be successful in collecting all of these loans or that we have adequate loan loss reserves established for these loans.

Refer to Note 3 to the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  As of December 31, 2005, the Bank had a deposit mix of 47% of money market and savings deposits, 26% in time deposits less than $100,000, 19% in time deposits greater than $100,000, 6% in noninterest-bearing checking deposits, and 2% in interest-bearing deposits.  At December 31, 2004, the Bank had a deposit mix of 44% money market and saving accounts, 26% in time deposits less than $100,000, 22% in time deposits greater than $100,000, 3% in interest-bearing checking deposits, and 5% in noninterest-bearing deposits.  Included in our deposit totals were $15.5 million (4.9% of deposits) and $32.0 million (12% of deposits) of brokered deposits and $7.9 million (3% of deposits) and $19.2 million (7% of deposits) in non-brokered wholesale certificates of deposits as of December 31, 2005 and December, 31, 2004, respectively.

We have obtained wholesale deposits through one of two deposit brokers and through non-brokered wholesale sources. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than we can acquire through our retail sources as a means to control interest rate risk. However, based on the amount of wholesale funds maturing in each month, we may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that we need to renew maturing wholesale deposits at then current interest rates, we incur the risk of paying higher interest rates for these potentially volatile sources of funds

In 2004 the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of December 31, 2005 Reserve Fund deposits were $11.7 million as compared to deposit balance of $19.2 million as of December 2004. The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of December 31, 2005 the rate was 4.45% as compared to a rate of 2.50% as of December 31, 2004.

In an effort to expand our market share, we are continuing a business plan to develop our retail presence in Marin County through an expanding network of full service branches. We operated three branches during the first quarter of 2004, we opened two new branches in the second quarter of 2004 and one new branch in 2005.  We are opening one new branch in 2006 in Tiburon, California in the spring 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2005		December 31, 2004		December 31, 2003

	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$17,310	0.00%	$13,030	0.00%	$9,528	0.00%
Interest-bearing checking deposits	7,519	0.30%	7,773	0.67%	9,589	0.86%
Money Market and savings deposits	148,371	3.38%	123,002	1.96%	87,058	1.49%
Certificates of deposit $100,000 or more	58,856	3.56%	60,544	2.54%	28,034	2.34%
Certificates of deposit < $100,000	81,343	3.69%	70,271	2.50%	77,417	2.34%

Total deposits	$313,399	3.23%	$274,620	2.10%	$211,626	1.82%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	December 31, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$116,786	3.80%	$79,700	2.52%
Brokered certificates of deposit	15,492	2.68%	31,957	2.47%
Non-brokered wholesale certificates of deposit	7,921	3.06%	19,158	2.57%

Total time deposits	$140,199	3.63%	$130,815	2.52%

The following schedule shows the maturity of our time deposits as of December 31, 2005 and 2004:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$12,793	3.30%	$15,915	3.12%
Over 3 through 6 months	13,953	3.31%	11,269	3.33%
Over 6 through 12 months	48,634	3.90%	23,999	3.86%
Over 12 months through 2 years	5,863	3.74%	7,664	3.85%
Over 2 through 3 years	100	3.73%	—	—
Over 3 through 4 years	—	—	9	3.63%
Over 4 through 5 years	—	—	—	—

Total	$81,343	3.69%	$58,856	3.56%

Commitments

The Company has entered into non-cancelable contracts for leased premises and other service agreements.  The Company has no capital leases.  The following table summarizes our significant contractual obligation and commitments as of December 31, 2005.

Contractual Obligations at December 31	< 1 year	1-3 years	4-5 years	> 5 years	Total

Operating leases	976,000	1,852,000	1,628,000	3,301,000	7,757,000

Borrowings

We have secured advances from the Federal Home Loan Bank at December 31, 2005 and December 31, 2004 amounting to $107.8 million and $115.8 million, respectively, a 6.9% decrease. FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of December 31, 2005, unused borrowing capacity at the FHLB was $122.5 million.  Assets pledged as collateral to the FHLB consisted of $308.9 million of our loan portfolio and $44.0 million of our investment securities portfolio as of December 31, 2005.  Assets pledged as collateral to the FHLB consisted of $209.1 million of our loan portfolio and $62.9 million of our investment securities portfolio as of December 31, 2004.   The advances have been outstanding at varying levels as of December 31, 2005.  Total interest expense on FHLB borrowings as of December 31, 2005 and 2004 was $3,266,000 and $2,635,000, respectively.

On occasion we will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time we expect that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of December 31, 2005, the maturities of the advances substantially occur in 2006 and 2007, with comparatively smaller amounts maturing in 2008. In 2005, we have used both short term and long term FHLB borrowings to fund our growth and as a means of reducing interest rate risk.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At or For the Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$120,720	$110,571	$65,403
Maximum amount outstanding at any month-end during the period	130,068	144,057	71,266
Balance outstanding at end of period	107,812	115,781	65,101
Average interest rate during the period	2.71%	2.38%	2.37%
Average interest rate at end of period	3.02%	2.47%	2.39%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 3.65%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.  Total interest expense attributable during the years 2005 and 2004 was $743,000 and $546,000 respectively.

Capital Resources

Stockholders’ equity increased by $3.7 million to $26.8 million as of December 31, 2005 as compared to $23.2 million as of December 31, 2004 due to net income of $4,096,000 and stock options exercised of $48,000 partially offset by $441,000 in dividends declared during the period and unrealized security holdings loss of $33,000.

In the first quarter of 2004, the Company completed the public offering of shares of its common stock.  Of the 2 million shares that were available in the offering, 510,599 were sold for the benefit of the Company, and 1,444,290 were sold by Community Bankshares L.P., a limited partnership, of which the Chairman/CEO of the Company is the CEO of the general partner.  The Company incurred stock offering costs of $262,000 which were deducted from the gross amount raised on behalf of the Company of $6.6 million to equal the net capital infusion of $6.4 million.  In the second quarter of 2004 the Company applied to list its common stock on the NASDAQ Small Cap Market System under the symbol “EPIK.”  The stock began trading on the NASDAQ Small Cap Market System on August 9, 2004.

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

As of December 31, 2005 and 2004, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2005:
Total capital to risk-weighted assets	$35,935	10.1%	$28,351	8.0%	$35,439	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	40,414	7.9%	20,463	4.0%	25,578	5.0%
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	33,099	10.0%	13,306	4.0%	19,959	6.0%
Tier 1 capital to average assets	33,099	8.1%	16,386	4.0%	20,482	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  We had $15,492,000 of “brokered deposits” as of December 31, 2005 and $31,957,000 of brokered deposits as of December 31, 2004.  In addition to brokered deposits, we had $7,921,000 in non-brokered wholesale deposits and $107,812,000 in FHLB borrowings as of December 31, 2005, as compared to $19,158,000 in non-brokered wholesale deposits and $115,781,000 in FHLB borrowings as of December 31, 2004.

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of December 31, 2005 and 2004, there were $441,000 and $365,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of December 31, 2005, liquid assets were comprised of $5,536,000 in Federal funds sold, $943,000 in interest-bearing deposits in other financial institutions, $10,566,000 in cash and due from banks, and $28,844,000 in available-for-sale securities. As of December 31, 2004, liquid assets were comprised of $16,435,000 in Federal funds sold, $1,000,000 in interest-bearing deposits in other financial institutions,  $5,295,000 in cash and due from banks, and $22,040,000 in available for sale securities.  Securities decreased in 2005 as funds provided by the principal paydowns of securities were used to originate new loans.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of December 31, 2005, the Bank had lines of credit totaling $125.5 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $122.5 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At December 31, 2005 outstanding FHLB advances totaled $107.8 million.  In addition, we have a line of credit with the Federal Reserve Bank of San Francisco, although we currently have no loans or securities pledged.

Net cash provided by operating activities totaled $5.3 million as of December 31, 2005, compared to $5.6 million for the same period in 2004.  The decrease was primarily the result of an increase in the growth of accrued interest receivable and other assets and an increase in income, adjusted for the effect of the amortizations of premiums on investment securities, partially offset by a decrease in accrued interest payable and other liabilities.

Net cash used in investing activities totaled $41.3 million as of December 31, 2005, compared to $118.4 million used by investing activities for the same period in 2004.  The decrease was primarily the result of a $79.7 million purchase of investment securities in the first nine months of 2004, with no purchases in investment securities in 2005.

Funds provided by financing activities totaled $30.4 million as of December 31, 2005, compared to funds provided by financing activities of $119.8 million for the same period in 2004.  The decrease in net cash provided by financing activities was primarily the result of a net $42.7 million decrease in the growth of FHLB borrowings, a $24.2 million decrease in the rate of growth of deposits, and $6.4 million in stock proceeds in 2005 over 2004.

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

The following table shows the Bank’s cumulative gap analysis as of December 31, 2005:

	At December 31, 2005

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$3,314	$8,695	$31,953	$—	$43,962
Federal Funds	5,536	—	—	—	5,536
Interest-bearing deposits in other financial institutions	—	—	871	72	943
Loans	141,698	164,862	76,647	3,450	386,657
FHLB and PCBB Stock	—	—	—	6,248	6,248

Total	$150,548	$173,557	$109,471	$9,770	$443,346

Interest-Bearing Liabilities
Noninterest-bearing checking	$—	$—	$—	$17,310	$17,310
Interest-bearing checking	7,519	—	—	—	7,519
Money market and savings	148,372	—	—	—	148,372
Time deposits	28,709	97,855	13,635	—	140,199
FHLB advances	23,520	32,612	51,680	—	107,812
Junior Subordinated Debentures	10,310	—	—	—	10,310

Total	$218,430	$130,467	$65,315	$17,310	$431,522

Interest rate sensitivity gap	$(67,882)	$43,090	$44,156	$(7,540)	$11,824

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-15.3%	9.7%	10.0%	-1.7%	2.7%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  Our current one year gap ratio is 9.6%.  A positive gap indicates that in an increasing interest rate environment, it is expected that net interest margin would increase, and in a decreasing interest rate environment, net interest margin would decrease.

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

Interest Rate Sensitivity

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

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. Our current net interest earnings at risk given a +/– 200 basis point rate shock is -9.53% and our current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -5.79%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-9.53%	-5.79%
- 200 basis points	5.24%	2.55%

As illustrated in the above table, the Company is currently liability sensitive.  The implication of this is that the Company’s earnings will increase in a falling rate environment, as there are more rate-sensitive liabilities subject to reprice downward than rate-sensitive assets; conversely, earnings would decrease in a rising rate environment.  Therefore, an increase in market rates could adversely affect net interest income.  In contrast, a decrease in market rates may improve net interest income.

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

Our Asset Liability Committee meets quarterly to monitor our investments, liquidity needs and oversee our asset-liability management. In between meetings of the Committee, our management oversees our liquidity management.

Return on equity and assets

The following table sets forth key ratios for the periods ending December 31, 2005, 2004, and 2003.

	As of December 31,

	2005	2004	2003

Net income as a percentage of average assets	0.92%	0.90%	0.97%
Net income as a percentage of average equity	16.53%	17.19%	22.24%
Average equity as a percentage of average assets	5.55%	5.25%	4.35%
Dividends declared per share as a percentage of net income per share	10.00%	10.59%	0.00%

In 2005, the Company has grown its earning asset base, has widened its net interest margin, and has produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2005 the Company incurred significant increases in expenses associated with the increased retail branch network, increased investment in information technology and related consulting costs, increased administrative expenses, and the initial start up costs of EWM.  The combination of additional revenue combined with increases in operating expenses has led to an annualized net income as a percentage of average assets and an annualized net income as a percentage of average equity in 2005 that were approximately equal to 2004.

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

Because of the Bank’s ratio of rate sensitive assets to rate sensitive liabilities, the Bank tends to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market. As such, the management of the Federal Funds rate by the Federal Reserve has an impact on the Company’s  earnings. The changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2005 and December 31, 2004, the amounts of the Company’s undisbursed loan and line of credit funds were $23.8 million and $41.8 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

Refer to the Consolidated Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE AOBUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company’s business activities. The majority of the Company’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.  See Management’s Discussion of Financial Condition and Results of Operations – Interest Rate Sensitivity.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Epic Bancorp
San Rafael, California

We have audited the accompanying consolidated balance sheets of Epic Bancorp and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
February 10, 2006

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

Assets
Cash and cash equivalents:
Cash and due from banks	$10,566,026	$5,295,051
Federal funds sold	5,535,817	16,435,481
Investment in money market funds	20	20

Total Cash and Cash Equivalents	16,101,863	21,730,552
Interest-bearing time deposits in other financial institutions	942,964	999,646
Investment securities:
Available for sale	15,117,507	22,039,802
Held to maturity, at cost	28,844,341	40,851,486
Federal Home Loan Bank restricted stock, at cost	6,197,600	6,933,500
Pacific Coast Banker’s Bank stock, at cost	50,000	50,000
Investment in subsidiary, equity method
Loans receivable	386,656,568	329,251,030
Less: Allowance for loan losses	(4,232,124)	(3,600,433)

	382,424,444	325,650,597
Bank premises and equipment, net	4,706,098	2,705,252
Accrued interest receivable	2,645,271	1,996,677
Other assets	4,808,780	2,652,159

Total Assets	$461,838,868	$425,609,671

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$17,309,740	$13,029,710
Interest-bearing checking deposits	7,519,133	7,773,492
Money market and saving deposits	148,372,182	123,001,493
Certificates of deposit greater than or equal to $100,000	58,855,694	60,544,446
Certificates of deposit less than $100,000	81,342,670	70,270,833

Total Deposits	313,399,419	274,619,974
Federal Home Loan Bank Advances	107,812,052	115,780,636
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	3,472,319	1,724,383

Total Liabilities	434,993,790	402,434,993

Commitment and Contingencies (Note 12)	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,679,663 and 3,665,702 shares issued and outstanding at December 31, 2005 and 2004, respectively	10,207,688	10,159,239
Retained earnings	16,899,835	13,244,716
Accumulated other comprehensive (loss)	(262,445)	(229,277)

Total Stockholders’ Equity	26,845,078	23,174,678

Total Liabilities and Stockholders’ Equity	$461,838,868	$425,609,671

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Interest Income
Interest and fees on loans	$26,497,787	$19,105,808	$15,517,530
Interest on investment securities	1,811,067	2,067,808	1,567,226
Interest on Federal funds sold	86,104	95,287	22,315
Interest on other investments	285,759	255,639	177,692
Interest on deposits in other financial institutions	43,096	78,435	165,682

Total Interest Income	28,723,813	21,602,977	17,450,445

Interest Expense
Interest expense on deposits	7,718,981	4,421,577	4,231,621
Interest expense on borrowed funds	3,266,083	2,634,890	1,553,173
Interest expense on Junior Subordinated Debentures	743,214	545,975	518,116

Total Interest Expense	11,728,278	7,602,442	6,302,910

Net Interest Income Before Provision For Loan Losses	16,995,535	14,000,535	11,147,535
Provision for Loan Losses	631,691	874,355	783,956

Net Interest Income After Provision for Loan Losses	16,363,844	13,126,180	10,363,579

Noninterest Income
Gain on sale or brokerage of loans	581,397	342,705	7,177
Net gain (loss) on sale of securities, net	—	(41,660)	218,143
Loan servicing	65,403	155,175	115,695
Loan fees and other income	986,831	357,787	218,938

Total Noninterest Income	1,633,631	814,007	559,953

Noninterest Expenses
Salaries and benefits	6,449,886	5,051,924	3,686,046
Occupancy	1,164,053	999,185	587,651
Advertising	357,213	296,869	331,041
Professional	487,682	446,371	275,471
Data processing	698,329	247,751	185,009
Equipment and depreciation	571,324	275,767	230,486
Other administrative	1,533,519	1,464,699	1,109,216

Total Noninterest Expense	11,262,006	8,782,566	6,404,920

Income Before Income Taxes	6,735,469	5,157,621	4,518,612
Provision for Income Taxes	2,639,300	1,709,208	1,721,072

Net Income	$4,096,169	$3,448,413	$2,797,540

Earnings Per Share
Basic	$1.12	$0.97	$0.89

Diluted	$1.08	$0.94	$0.87

The accompanying notes are an integral part of these consolidated financial statements

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

			Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Common Stock

	Shares	Amount

Balance, January 1, 2003	3,128,739	$3,693,716		$7,364,043	$(44,206)	$11,013,553
Stock options exercised	8,218	18,800				18,800
Comprehensive income
Net Income for the period			$2,797,540	2,797,540		2,797,540
Unrealized security holding gains (net of $116,728 tax)			175,092		175,092	175,092
Less reclassification adjustment for gains (net of $87,257 tax)			(130,886)		(130,886)	(130,886)

Total Comprehensive Income			$2,841,746

Balance, December 31, 2003	3,136,957	3,712,516		10,161,583	—	13,874,099
Stock options exercised	18,146	71,505				71,505
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218				6,375,218
Cash Dividends				(365,280)		(365,280)
Comprehensive income
Net Income for the period			$3,448,413	3,448,413		3,448,413
Unrealized security holding losses (net of $169,516 tax benefit)			(254,273)		(254,273)	(254,273)
Less: reclassification adjustment for realized losses (net of $16,664 tax benefit)			24,996		24,996	24,996

Total Comprehensive Income			$3,219,136

Balance, December 31, 2004	3,665,702	10,159,239		13,244,716	(229,277)	23,174,678
Stock options exercised	13,961	48,449				48,449
Cash Dividends				(441,050)		(441,050)
Comprehensive income
Net Income for the period			$4,096,169	4,096,169		4,096,169
Unrealized security holding losses (net of $22,112 tax benefit)			(33,168)		(33,168)	(33,168)

Total Comprehensive Income			$4,063,001

Balance, December 31, 2005	3,679,663	$10,207,688		$16,899,835	$(262,445)	$26,845,078

The accompanying notes are an integral part of these consolidated financial statements

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash Flows From Operating Activities
Net Income	$4,096,169	$3,448,413	$2,797,540
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	538,495	370,086	278,890
Provision for loan losses	631,691	874,355	783,956
Deferred income taxes	(212,000)	(340,401)	317,449
Change in deferred costs, net of amortization	800,664	315,262	(532,800)
Change in loan servicing asset, net of amortization	(73,775)	(54,534)	113,576
Net amortization of investment securities	532,471	704,753	1,380,417
FHLB stock dividends	(282,300)	(205,500)	(184,200)
(Gain)/loss on sale of investment securities	—	41,660	(218,143)
Loss on sale of fixed assets	—	—	1,192
Net change in accrued interest receivable and other assets	(2,497,328)	(277,837)	(467,912)
Net change in accrued interest payable and other liabilities	1,747,936	675,295	13,952

Net Cash Provided By Operating Activities	5,282,023	5,551,552	4,283,917

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(58,206,202)	(80,421,859)	(71,722,928)
Principal reduction in mortgage-backed securities	18,341,689	17,140,249	33,741,752
Purchase of investment securities available for sale	—	(56,011,163)	(20,904,428)
Purchase of investment securities held to maturity	—	(33,734,646)	(1,412,706)
Net change in interest earning deposits	56,682	11,844,587	(5,630,164)
Purchase of Federal Home Loan Bank stock	1,018,200	(3,118,700)	(339,500)
Redemption of Federal Home Loan Bank stock	—	—	1,247,100
Proceeds from sale of investment securities	—	17,492,845	41,865,054
Proceeds from maturities of investment securities available for sale	—	10,000,000	—
Purchase of property and equipment	(2,539,341)	(1,557,107)	(608,948)

Net Cash Used By Investing Activities	(41,328,972)	(118,365,794)	(23,764,768)

Cash Flows From Financing Activities
Net increase in deposits	38,779,445	62,993,840	32,174,045
Net change in FHLB advances	(7,968,584)	50,679,394	(4,768,192)
Proceeds from stock subscription	—	6,375,218	3,547,661
Dividends paid	(441,050)	(365,280)	—
Stock option exercise proceeds	48,449	71,505	18,800

Net Cash Provided By Financing Activities	30,418,260	119,754,677	30,972,314

Net Increase (Decrease) in Cash and Cash Equivalents	$(5,628,689)	$6,940,435	$11,491,463
Cash and Cash Equivalents, Beginning of Year	21,730,552	14,790,117	3,298,654

Cash and Cash Equivalents, End of Year	$16,101,863	$21,730,552	$14,790,117

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$11,617,757	$7,498,132	$6,431,567

Income taxes paid	$3,035,000	$2,020,203	$1,780,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$(33,168)	$(229,277)	$44,206

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies

Nature of Operations

EPIC Bancorp (“Bancorp”) was incorporated on December 20, 1988 and is headquartered in San Rafael, California and has two wholly owned subsidiaries, Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).  The Bank conducts business as an industrial bank under the California State Banking Law and operates six branches in Marin County, California. The Bank provides a variety of financial services to high net worth individuals and small-to-medium sized businesses and offers a full range of commercial banking services.  EWM offers investment advisory services to the general community and to clients of the Bank.

The consolidated financial statements of the Bancorp and subsidiaries (collectively the “Company”) are prepared in conformity with accounting principles and reporting policies generally accepted in the United States of America and prevailing practices within the banking industry. The more significant accounting and reporting policies are discussed below.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiaries.  All material intercompany transactions and accounts have been eliminated in consolidation.

Investment in Nonconsolidated Subsidiary

The Bancorp accounts for its investment in its wholly owned special purpose entity, San Rafael Capital Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Bancorp’s statement of income.

Accounting Estimates

Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments.  These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.  The most significant of these involve the Allowance for Loan Losses, as discussed below under “Allowance for Loan Losses.”

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, money market mutual funds, and other investments with original maturities of less than 90 days, presenting insignificant risk of changes in value due to interest rate changes.

Investment Securities

Investments in debt and equity securities are classified as either held-to-maturity, trading, or available-for- sale.  Investments classified as held-to-maturity are those that the Company has the ability and intent to hold until maturity and are reported at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts.  Investments that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.  Investments that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These investments are carried at market value which are determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of related tax and recorded as other comprehensive income and included in shareholders’ equity until realized.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies (Continued)

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

 Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.

Loans

The Bank’s loans are reported at the principal amount outstanding net of deferred fees and the allowance for loan losses.  Interest income is accrued daily on the outstanding loan balances using the simple interest method.  Loans are placed on nonaccrual status when management believes that there is serious doubt as to the collection of principal or interest, or when they become contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.  When loans are placed on nonaccrual status, any accrued but uncollected interest is reversed from current period interest income, and additional income is recorded only as payments are received.  Loans are generally charged off at such time the loan is classified as a loss.   Loan origination fees, net of direct underwriting costs, are deferred and amortized to income by use of a method that approximates a level yield over the contractual lives of the related loans. If a loan is paid off prior to maturity, then the remaining unamortized deferred fee is immediately recognized to interest income.

The Bank defines a loan as impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Since most of the Bank’s loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. Income recognition on impaired loans conforms to the method the Bank uses for income recognition on nonaccrual loans.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.   Nonaccrual loans are reinstated to accrual status when improvements in the credit quality eliminate the doubt as to the full collectability of both interest and principal.

Allowance for Loan Losses

The Allowance for Loan Losses are maintained at a level deemed appropriate by management to provide for known losses as well as unidentified losses in the loan portfolio. The allowance is based upon management’s assessment of various factors affecting the collectibles of the loans, including current and projected economic Conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and review of the portfolio of loans and commitments.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies (Continued)

The Allowance for Loan Losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  There were no other real estate held by the Company at December 31, 2005 and 2004.

Loan Sales and Servicing of SBA Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold (or carrying value). The Bank capitalizes Mortgage Servicing Rights (MSRs) when mortgage loans are sold. The fair value of MSRs are included as a component of gain on sale of loans. The MSRs are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income.

MSRs are periodically evaluated for impairment and carried at the lower of amortized cost or fair value through the use of valuation allowances.  The fair value of the MSRs is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds.  The amount of impairment recognized is the amount by which the capitalized MSR’s for a stratum exceed their fair value.  Market sources, adjusted for historical performance, are used to determine prepayment speeds, the net cost of servicing per loan, inflation rates and interest rates for mortgages. Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips and accounted for as debt securities that are available-for-sale.

Premises and Equipment

Furniture, equipment, and leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the estimated useful lives of the assets or lease terms.  Furniture and fixtures are depreciated over 5 to 8 years, and equipment is generally depreciated over 3 to 10 years.  Leasehold improvements are amortized over the terms of the leases or their estimated useful lives, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a seperate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies (Continued)

Off-Balance Sheet Financial Instruments

Derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities are required to be recognized as either assets or liabilities in the statements of financial position and measures those instruments at fair value.  The Company does not currently utilize derivative instruments in its operations and does not engage in hedging activities.  However, in the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Supplemental Employee Retirement Plan

The Company has entered into supplemental employee retirement agreements with certain executive officers.  The liability under these agreements are measured in accordance with SFAS No. 87.  The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels.  Should these estimates prove materially different from actual results, the Company could incur additional or reduced future expense.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans. As allowed by SFAS No. 123, the Bancorp has elected to continue to account for it’s employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS No. 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Bank’s net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the years ended December 31.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies (Continued)

	2005	2004	2003

Net income:
As reported	$4,096,169	$3,448,413	$2,797,540
Stock-based compensation using the intrinsic value method	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(178,472)	(118,578)	(14,361)

Pro forma net income	$3,917,697	$3,329,835	$2,783,179

Basic earnings per share:
As reported	$1.12	$0.97	$0.89
Pro forma	$1.07	$0.93	$0.89
Diluted earnings per share:
As reported	$1.08	$0.94	$0.87
Pro forma	$1.03	$0.91	$0.87

Comprehensive Income

For the Company, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale investments reported as accumulated other comprehensive income.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current presesentation.  These reclassifications have no effect on previously reported net income.

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

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies (Continued)

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

Note 2: Investment Securities

At December 31, 2005 and 2004 the investment securities portfolio was comprised of securities classified as available-for-sale and held–to-maturity, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment  securities as of  December 31, 2005, follows:

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-Backed Securities	$15,554,916	$—	$(437,409)	$15,117,507

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 2: Investment Securities (Continued)

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment  securities as of  December 31, 2005, follows:

	December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-Backed Securities	$28,844,341	$23,900	$(695,469)	$28,172,772

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment  securities as of  December 31, 2004, follows:

	December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-Backed Securities	$22,421,931	$—	$(382,129)	$22,039,802

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment securities as of December 31, 2004, follows:

	December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-Backed Securities	$40,851,486	$78,173	$(602,266)	$40,327,393

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 2: Investment Securities (Continued)

The amortized cost and fair values of investment securities available–for-sale and held-to-maturity at December 31, 2005, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.  At December 31, 2005 and 2004, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

		Securities

	Maturity	Amortized Cost	Fair Value

Available-for-Sale
Mortgage-Backed Securities	1 year or less	$3,110,983	$3,023,501
	1 to 5 years	7,346,898	7,140,301
	5 to 10 years	3,426,838	3,330,474
	Over 10 years	1,670,197	1,623,231

		15,554,916	15,117,507

Held-to-Maturity
Mortgage-Backed Securities	1 year or less	5,768,868	5,634,554
	1 to 5 years	15,164,021	14,801,495
	5 to 10 years	5,319,028	5,201,554
	Over 10 years	2,592,424	2,535,169

		$28,844,341	$28,172,772

At December 31, 2005 the Company held 17 investment securities that were in a loss position and are summarized and classified according to the duration of the loss period for 2005 as follows:

	December 31, 2005

	< 12 continuous months Fair Value	Unrealized Loss	> 12 continuous months Fair Value	Unrealized Loss

Available-for-Sale
Mortgage-Backed Securities	$—	$—	$15,117,507	$(437,409)

	December 31, 2005

	< 12 continuous months Fair Value	Unrealized Loss	> 12 continuous months Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$—	$—	$23,447,780	$(695,469)

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 2: Investment Securities (Continued)

At December 31, 2004 the Company held 17 investment securities that were in a loss position and are summarized and classified according to the duration of the loss period for 2004 as follows:

	December 31, 2004

	< 12 continuous months Fair Value	Unrealized Loss	> 12 continuous months Fair Value	Unrealized Loss

Available-for-Sale
Mortgage-Backed Securities	$—	$—	$22,039,802	$(382,129)

	December 31, 2004

	< 12 continuous months Fair Value	Unrealized Loss	> 12 continuous months Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$—	$—	$31,797,901	$(602,266)

Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporally impaired.  This temporary impairment is attributable to general changes in short-term interest rates as measured by the U.S. Treasury yield curve.  The duration of this impairment was for a period of less than twelve months.

As of December 31, 2005 and 2004 investment securities with a carrying value of $43,961,848 and $62,891,288 and a fair value of $43,290,279 and $62,367,195 were pledged with the Federal Home Loan Bank to provide collateral for current FHLB advances.

Proceeds from sales of investment securities available-for-sale during 2005, 2004 and 2003 were $0, $17,492,845, and $41,865,054, respectively.  In 2005, 2004 and 2003, gross gains on those sales were $0, $957, and $264,608, respectively and gross losses on those sales were $0, $42,617 and $46,465, respectively.  Proceeds from principal reductions of mortgage-backed securities in 2005 and 2004 were $18,341,690, $17,140,249, and $33,741,752, respectively.  Included in stockholders’ equity at December 31, 2005 and 2004 were $262,445 and $229,277 of net unrealized losses (net of $174,964 and $152,852 estimated tax benefit), respectively.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 3: Loans and Allowance for Loan Losses

The majority of the Bank’s loan activity is with customers located in California, primarily in the Northern California region.  Although the Bank has a diversified loan portfolio, primarily all mortgage loans are collateralized by real estate located in Northern California. Approximately 92.4% of the loans are secured by real estate.

Outstanding loans at December 31 consisted of the following:

	2005	2004

One-to-four family residential	$16,994,864	$13,878,219
Multifamily residential	121,176,334	126,099,047
Commercial real estate	183,288,317	147,356,554
Land	9,776,925	9,149,772
Construction real estate	26,003,101	9,157,214
Consumer loans	2,785,302	3,925,084
Commercial, non real estate	24,724,565	17,746,178

	384,749,408	327,312,068
Net deferred loan costs	1,907,160	1,938,962

	$386,656,568	$329,251,030

At December 31, 2005 and 2004, the Bank had no loans with fixed rates of interest.

Net unamortized premiums on purchased loans amounted to $126,524 and $1,921 for 2005 and 2004, respectively.

The Bank also originates Small Business Administration (“SBA”) Loans for sale to governmental agencies and institutional investors. At December 31, 2005 and 2004 the balance of SBA loans were $17,324,073 and $5,303,875, respectively and are included in commercial real estate loans.

Nonaccruing loans totaled $35,000 and $392,991 at December 31, 2005 and 2004, respectively. As of December 31, 2005, the one loan on nonaccrual was classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $0, $14,123, and $0 for the years ended 2005, 2004 and 2003, respectively.  No additional funds are committed to be advanced in connection with impaired loans.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 3: Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired loans:

	2005	2004	2003

Impaired loans with a valuation allowance	$—	$—	$—
Impaired loans without a valuation allowance	35,096	392,991	—

Total impaired loans	$35,096	$393	$—

Valuation allowance related to impaired loans	$—	$—	$—

Average recorded investment in impaired loans	$91,500	$305,000	$—

Cash receipts applied to reduce principal balance	$—	$—	$—

Interest income recognized for cash payments	$—	$—	$—

At December 31, 2005 and 2004, the Bank had no loans past due 90 days or more in principal or interest and still accruing interest. The Bank had no loans classified as troubled debt restricting for December 31, 2005 and 2004.

A summary of activity in the allowance for loan losses is as follows:

	2005	2004	2003

Balance, Beginning of Year	$3,600,433	$2,726,078	$1,942,122
Provision for loan losses	631,691	874,355	783,956

Balance, End of Year	$4,232,124	$3,600,433	$2,726,078

Note 4: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of mortgage loans serviced for others were $20,707,618 and $21,692,327 at December 31, 2005 and 2004, respectively. Included in these amounts are Small Business Administration (“SBA”) Loans sold to governmental agencies and institutional investors. At December 31, 2005 and 2004, the unpaid principal balance of SBA Loans serviced for others totaled $9,856,123 and $3,146,364, respectively.

The Bank began to originate SBA loans for sale to governmental agencies and institutional investors in 2004.  The gain on sale of SBA loans was $581,397 and $342,705 for the year ended December 31, 2005 and 2004, respectively.

The balance of mortgage servicing rights (“MSR”) included in “Other Assets” in the Consolidated Statement of Financial Condition as of December 31, 2005 and 2004, was $155,186 and $81,411.  The fair value of these rights as of December 31, 2005 and 2004 was $228,434 and $97,902, respectively.  There was no MSR impairment recorded as of December 31, 2005 or 2004.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 4: Loan Servicing (Continued)

The following summarized servicing rights capitalized and amortized:

	For the year ended December 31,

	2005	2004

Mortgage servicing rights capitalized	$111,901	$75,834
Mortgage servicing rights amortized	38,126	21,300
Valuations	—	—

Note 5: Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Furniture and equipment	$2,161,561	$1,381,983
Leasehold improvements	4,051,118	2,457,262
Construction-in-progress	260,424	119,059

	6,473,103	3,958,304
Less accumulated depreciation and amortization	1,767,005	1,253,052

Total	$4,706,098	$2,705,252

Depreciation and amortization expense included in noninterest expense amounted to $538,495 in 2005, $370,086 in 2004 and $278,890 in 2003.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 6: Deposits

Following is a summary of deposits at December 31, 2005 and 2004:

	2005		2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Noninterest-bearing deposits	$17,309,740	0.00%	$13,029,710	0.00%
Interest-bearing checking deposits	7,519,133	0.30%	7,773,492	0.67%
Money Market and savings deposits	148,372,182	3.38%	123,001,493	1.96%
Certificates of deposit over $100,000	58,855,694	3.56%	60,544,446	2.54%
Certificates of deposit < $100,000	81,342,670	3.69%	70,270,833	2.50%

Total deposits	$313,399,419	3.23%	$274,619,974	2.10%

Interest expense on time certificates of deposits greater than $100,000 was $1,319,296, $693,597 and $713,142 for 2005, 2004 and 2003, respectively.

At December 31, 2005, the scheduled maturities of total time deposits are as follows:

Year Ending December 31,	Total

2006	$126,563,568
2007	11,743,440
2008	1,783,794
2009	100,000
2010	7,562

$140,198,364

Brokered deposits totaled $15,492,404 and $31,956,859 at December 31, 2005 and 2004, respectively, and are included as a component of certificates of deposit.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 7: Borrowings

Total borrowings were $107,812,052 at December 31, 2005.  The following table summarizes the borrowings:

Year Ending December 31,	Total

2006	$56,132,260
2007	38,679,792
2008	13,000,000

$107,812,052

The maximum amount outstanding at any month end for Federal Funds purchased was $130,068,000 and $144,057,000, during 2005 and 2004, respectively.

Short-term borrowings consist of Federal Funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB).  The Company maintains collateralized lines of credit with the FHLB.  The Company pledges both loans and investment securities to FHLB as needed to secure borrowings.  Loans with a  borrowing capacity of $188,282,460 have been pledged to secure advances of $79,792,052, and investment securities with a borrowing capacity of $42,008,324 have been pledged to secure advances of $28,020,000.  Advances have a fixed rate of interest and bear interest at a weighted-average rate of 3.02% percent and range in maturity from one month to two years.  At December 31, 2005 and 2004, the Bank had unused capacity with the FHLB of $122,478,732 and $147,143,000, respectively.   The Company also has available unused unsecured lines of credit totaling $3 million for Federal Funds transactions at December 31, 2005.

On June 27, 2002, the Bancorp issued a 30-year, $10,310,000 junior subordinated debentures. The variable rate debentures (dividends issued at a quarterly LIBOR rate plus 3.65%, not to exceed 12% prior to - June 30, 2007) mature June 30, 2032. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust I, a wholly owned non-consolidated subsidiary of the Bancorp. Proceeds of the Trust Preferred Securities were invested in the junior subordinated debentures issued by the Bancorp. The Bancorp has the right, Assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods. As of December 31, 2005, the interest rate on the junior subordinated debenture was 7.80%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

The junior subordinated debentures issued by the Trust is redeemable in whole or in part on or after June 27, 2007, or at any time in whole, but not in part, upon the occurrence of certain events.  The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations.  The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 8: Benefit Plans

Salary Continuation Plan

The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue their current capacity. The Plan is intended to be an unfunded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 per year commencing on January 1, 2005 and January 1, 2015, respectively, for a period of 15 years. The Bank has determined the net present value of both obligations to be $1,103,721 and $1,062,597 for 2005 and 2004, respectively, assuming a discount rate of seven percent, and has a current year expense of $75,900, $379,500, and $368,209 for 2005, 2004 and 2003, respectively.

401(k) Savings Plan

The Bank has a 401(k) tax deferred savings plan which commenced on January 1996 and is available to all employees.  Under the plan, all eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Bank matches the employee deferrals at a rate set by the Board of Directors. Matching contributions vest after three years of employment. The Bank contributed $131,104, $115,572,  and $91,402 to the plan in 2005, 2004, and 2003, respectively.

Note 9: Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp.  The following table presents the carrying amounts and fair values of financial instruments at December 31, 2005 and 2004. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 9: Fair Value of Financial Instruments (Continued)

The estimated fair values of the Bancorp’s financial instruments were as follows:

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$16,101,863	$16,101,863	$21,730,552	$14,790,117
Investment securities	43,961,848	43,290,279	62,891,288	62,219,719
Interest-bearing deposits in other financial institutions	942,964	942,964	999,646	999,646
Federal Home Loan Bank restricted stock	6,197,600	6,197,600	6,933,500	6,933,500
Pacific Coast Banker’s Bank stock	50,000	50,000	50,000	50,000
Loans receivable, net	382,424,444	389,067,000	325,650,597	344,710,000
Accrued interest receivable	2,645,271	2,645,271	1,996,677	1,996,677
Financial liabilities:
Deposits	313,399,419	311,610,000	274,619,974	274,452,974
Federal Home Loan Advances	107,812,052	106,286,000	115,780,636	114,948,000
Junior subordinated debentures	10,310,000	10,310,000	10,310,000	10,310,000
Accrued interest payable	297,476	297,476	186,955	186,955

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume

Off-Balance Sheet Instruments Commitments to extend credit	$28,831,005	$288,310	$41,799,141	$417,991

The following methods and assumptions were used by the Bancorp in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.

•	Investment Securities: Investment securities are valued at the quoted market prices, where available.

•

Interest-bearing Deposits with Other Financial Institutions: The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

•	Restricted Stock: The carrying values of restricted equity securities approximate fair values.

•

Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate loans, variable rate loans with initial fixed rate periods, and variable rate loans at their contractual cap or floor rates) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 9: Fair Values of Financial Instruments (Continued)

•

Deposits: The fair values disclosed for transaction accounts; for example, interest-bearing checking deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

•

Borrowings: The fair values of the Bancorp’s long-term borrowings are estimated using discounted cash flow analyses based on the Bancorp’s current incremental borrowing rates for similar types of borrowing arrangements.

•

Off-balance Sheet Instruments: Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

Note 10: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

	2005	2004	2003

Provision for income taxes
Federal
Current	$2,457,286	$1,691,208	$1,199,072
Deferred	(198,000)	(370,000)	209,000

	2,259,286	1,321,208	1,408,072

State
Current	394,014	358,000	205,000
Deferred	(14,000)	30,000	108,000

	380,014	388,000	313,000

Total	$2,639,300	$1,709,208	$1,721,072

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 10: Income Taxes (Continued)

The effective tax rate of the Bank for 2005, 2004, and 2003 differs from the current Federal statutory income tax rate as follows:

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$2,290,000	34.0	$1,748,000	34.0	$1,536,000	34.0
State franchise taxes, net of Federal income tax benefit	255,000	3.8	145,000	2.8	207,000	4.6
Other, net	94,300	1.4	(183,792)	(3.6)	(21,928)	(0.5)

	$2,639,300	39.2	$1,709,208	33.2	$1,721,072	38.1

The following table shows the tax effect of the Bank’s cumulative temporary differences as of December 31:

	2005	2004

	(In Thousands)
Deferred Tax Assets
Reserve for loan losses	$1,742	$1,482
Accruals	555	486
Investment securities valuation	175	153
Other	510	324

	2,982	2,445
*Valuation Allowance	—	—

Total Deferred Tax Assets	2,982	2,445
Deferred Tax Liabilities
Fixed assets	166	121
FAS 91 deferred loan costs	326	797
FAS 91 loan fees	837	242
FHLB Stock Dividends	307	251
Prepaid Expenses	153	—
Other, net	—	75

Total Deferred Tax Liabilities	1,789	1,486

Net Deferred Tax Assets	$1,193	$959

Based upon the level of history taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of the deferred tax asset.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 11: Regulatory Capital Requirements

Banks are subject to various regulatory capital requirements administered by Federal banking agencies, specifically, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on a Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a Bank must meet specific capital requirements that involve quantitative measures of a Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank maintain certain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As the Company is not subject to Federal Reserve Board (FRB) supervisory, management believes the capital requirements are not applicable, on a consolidated basis, to the Company. Management believes, as of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

As Bank is well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.

The following table sets forth the Bank’s actual regulatory capital amounts and ratios (dollars amounts in thousands):

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2005:
Total capital to risk-weighted assets	$35,935	10.1%	$28,351	8.0%	$35,439	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	40,414	7.9%	20,463	4.0%	25,578	5.0%
As of December 31, 2004:
Total capital to risk-weighted assets	$36,699	11.0%	$26,618	8.0%	$33,272	10.0%
Tier 1 capital to risk-weighted assets	33,099	10.0%	13,306	4.0%	19,959	6.0%
Tier 1 capital to average assets	33,099	8.1%	16,386	4.0%	20,482	5.0%

California State Banking Law restricts the payment of dividends.  Generally, payment of dividends by the Bank is also limited under FDIC regulations.  The amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the year, plus the net profits of the preceding two calendar years, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2005 and 2004 As of December 31, 2005 and 2004 the Bank had declared and paid cash dividends to the Bancorp of $2,348,034 and $792,000, respectively.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 12: Commitments and Contingencies

The Bank has entered into 10 operating leases with nonaffiliated for office and branch space, including planned future branch locations, which expire through the year 2017. Monthly payments under these 12 leases total $969,289, with some leases having scheduled annual adjustments and other leases having annual adjustments based on the Consumer Price Index.

Future minimum rent payments under the non-cancelable operating leases are as follows:

Year Ending December 31,

2006	$976,039
2007	979,108
2008	872,795
2009	798,753
2010	828,949
Thereafter	3,300,756

$7,756,400

The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2005, 2004, and 2003 were $789,806, $671,762 and $401,162, respectively.

The Bank entered into sublease arrangements for portions of the leased space.  Rental payments for the years ended December 31, 2005, 2004 and 2003 were $56,405, $7,599, and $23,721, respectively.

The Company is not subject to legal proceedings and claims which has arisen in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial positing or results of operations of the Company.

Note 13: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the county of Marin.  Although the majority of the Bank has a diversified loan portfolio, a large portion of their loans are for commercial property, and many of the Bank’s loans are secured by real estate in San Francisco, Alameda and Marin County.  Approximately 92.4% of the loans are secured by real estate.

The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco County 27%, Alameda County 20%, Marin County 18%, Santa Clara County 8%, Contra Costa County 7%, San Mateo County 5%, Sonoma County 5%, Los Angeles County 3% and other 7%, of loan portfolio.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 14: Shareholder’s Equity

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003, respectively:  dividend yields of 0.83%, 0.77% and 0%, risk free rate of 4.17%, 4.41% and 3.70%, expected life of seven years, and stock price volatility of 27.25%, 28.07% and 40.57%.

A summary of the status of the Bancorp’s combination stock option and stock appreciation plan as of December 31, 2005, 2004, and 2003 and changes during the year ended on these dates follow:

	2005

	Number of Shares		Weighted Average Exercise Price

	Available For Granting	Outstanding

Outstanding, beginning of year	85,378	329,227	$10.45
Additional shares authorized	137,282	—	—
Granted	(128,100)	128,100	14.42
Exercised	—	(13,961)	3.51
Cancelled	26,357	(26,357)	12.49

Outstanding, end of year	120,917	417,009	11.77

Options exercisable at year-end		147,138
Weighted-average fair value of options granted during the year		$5.09

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 14: Shareholder’s Equity (Continued)

	2004

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

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 14: Shareholder’s Equity (Continued)

The following table summarizes information about the employee stock option and stock appreciation plan as of December 31, 2005 and 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Average Life In Years	Weighted Average Exercise Price	Number Exercisable	Average Price

$1.22 - $4.33	54,702	3.07	$2.32	54,702	$2.32
$8.33 - $10.00	28,307	7.04	9.04	21,116	8.71
$13.00 - $16.10	334,000	8.83	13.55	71,320	13.02

	417,009	7.95	11.77	147,138	8.42

2003 Non-Employee Directors’ Stock Option Plan

At their meeting on June 17, 2003, the Board of Directors of Epic Bancorp approved a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Plan provides for the grant of options for up to 67,000 shares of Bancorp common stock, subject to adjustment upon certain events, such as stock splits. However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors’ Plan or any other stock option plan of Bancorp and the total number of shares provided for stock bonus of similar plan of Bancorp exceed thirty percent (30%) of its then outstanding shares of common stock. Each director of Bancorp and each director of the Bank who is not otherwise employed by Bancorp or the Bank or any affiliate of Bancorp or the Bank, is eligible to receive options under the Directors’ Plan. The options will have an exercise price equal to the fair market value of the common stock upon the date the option is granted. The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as of a director. The exercise price of each option will be 100% of the fair market value of the common stock subject to the option on the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003:  dividend yield of 0.80%, 0.77% and 0%, risk free rate of 4.20%, 4.42% and 3.83%, expected life of seven years, and stock price volatility of 27.25%, 28.07% and 40.6%.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 14: Shareholder’s Equity (Continued)

A summary of the status of the Bancorp’s 2005, 2004 and 2003 stock option plan is presented below:

	2005

	Number of Shares		Weighted Average Exercise Price

	Available For Granting	Outstanding

Outstanding, beginning of year	—	66,000	$12.18
Additional shares authorized	60,000		—
Granted	(22,900)	22,900	15.03
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, end of year	37,100	88,900	12.92

Options exercisable at year-end		28,500
Weighted-average fair value of options granted during the year		$5.33

	2004

	Number of Shares		Weighted Average Exercise Price

	Available For Granting	Outstanding

Outstanding, beginning of year	48,000	19,000	$10.00
Granted	(48,000)	48,000	13.00
Exercised	—	(1,000)	10.00
Cancelled	—	—	—

Outstanding, end of year	—	66,000	12.18

Options exercisable at year-end		4,400
Weighted-average fair value of options granted during the year		$4.80

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 14: Shareholder’s Equity (Continued)

	2003

	Number of Shares		Weighted Average Exercise Price

	Available For Granting	Outstanding

Outstanding, beginning of year	—	—	$—
Initial shares authorized	67,000	—	—
Granted	(19,000)	19,000	10.00
Exercised	—	—	—
Cancelled	—	—	—

Outstanding, end of year	48,000	19,000	10.00

Options exercisable at year-end		1,000
Weighted-average fair value of options granted during the year		$9.04

The following table summarizes information about the 2003 Non-Employee directors’ stock option plan as of December 31, 2005 and 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding 12/31/05	Average Life In Years	Weighted Average Exercise Price	Number Outstanding 12/31/05	Average Price

$10.00	18,000	7.60	$10.00	9,600	$10.00
$13.00	48,000	8.47	13.00	16,000	13.00
$15.03	22,900	9.55	15.03	2,900	15.03

	88,900	8.57	12.92	28,500	12.20

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 15: Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compare EPS:

	2005		2004		2003

	Income	Shares	Income	Shares	Income	Shares

Net Income as Reported	$4,096,169		$3,448,413		$2,797,540
Shares Outstanding at Year End		3,679,663		3,665,702		3,136,957
Impact of Weighting Shares
Purchased During the Year		(6,238)		(94,855)		(6,566)

Used in Basic EPS	4,096,169	3,673,425	3,448,413	3,570,847	2,797,540	3,130,391
Dilutive Effect of Outstanding Stock Options		120,220		89,073		67,598

Used in Dilutive EPS	$4,096,169	3,793,645	$3,448,413	3,659,920	$2,797,540	3,197,989

Note 16: Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank’s normal lending and deposit policies.

An analysis of the activity with respect to related party loans during 2005 are as follows.  There were related party loans during  2004 but were paid off by the end of the year.

2005

Outstanding Balance, beginning of the year	$—
Credit granted, including renewals	520,000
Repayments	—

Outstanding Balance, end of year	$520,000

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties.  At December 31, 2005 and 2004, the Bank held deposits from related parties of $1,392,003 and $1,211,392 respectively.

Additionally, on July 19, 2005 EWM entered into an agreement to pay Kit M. Cole, the Chairman/CEO of the Company and Chairman of EWM, $250,000 on August 1, 2005 for recognition of services provided to EWM to assist in making contacts with prospective clients and in organizing its business.  EWM will also pay Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 1, 2005. It is anticipated that the cost of the agreement will be allocated over a period of approximately ten years, beginning January 1, 2005.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 17: Financial Instruments with Off-Balance Sheet Risk

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit.  Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank anticipates no losses as a result of such transactions.   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank is exposed to credit losses in the event of non performance by the borrower, in the contract amount of the commitment.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case by case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential and commercial property.

The Company has no outstanding standby Letters of Credit, approximately $18,522,000 in commitments to fund commercial real estate, construction, and land development loans, $16,710,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $4,752,000 in other unused commitments as of December 31, 2005.  The Company has no outstanding standby Letters of Credit, approximately $3,843,000 in commitments to fund commercial real estate, construction, and land development loans, $24,729,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $10,800,000 in other unused commitments as of December 31, 2004.

At December 31, 2005 and 2004, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

Note 18: Subsequent Events

On February 22, 2006, the Company declared a 4-cent per share first quarter dividend, payable on April 17, 2006, to shareholders of record as of March 21, 2006.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 19: Condensed Financial Information of Epic Bancorp (Parent Company)

	2005	2004	2003

Balance Sheets
Assets
Cash and cash equivalents	$224,931	$154,435	$53,368
Investment in subsidiary	36,392,045	32,878,543	22,718,952
Investment in nonconsolidated subsidiary	310,000	310,000	310,000
Prepaids and other assets	442,783	303,650	5,085,897

Total Assets	$37,369,759	$33,646,628	$28,168,217

Liabilities
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Accrued interest payable and other liabilities	214,681	161,950	3,984,118

Total Liabilities	10,524,681	10,471,950	14,294,118

Stockholders’ Equity
Common stock	10,207,688	10,159,239	3,712,516
Retained earnings	16,899,835	13,244,716	10,161,583
Accumulated other comprehensive (loss)	(262,445)	(229,277)	—

Total Stockholders’ Equity	26,845,078	23,174,678	13,874,099

Total Liabilities and Stockholders’ Equity	$37,369,759	$33,646,628	$28,168,217

Statements of Income

Equity in undistributed income of subsidiaries	$5,100,704	$4,245,651	3,282,501
Other income	22,126	16,174	15,336
Interest expense on junior subordinated debentures	(743,214)	(547,964)	(522,438)
Other expenses	(983,447)	(635,648)	(319,859)

Income Before Income Taxes	3,396,169	3,078,213	2,455,540
Income Tax Benefit	700,000	370,200	342,000

Net Income	$4,096,169	$3,448,413	$2,797,540

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2005 AND 2004

Note 19: Condensed Financial Information of Epic Bancorp (Parent Company) (Continued)

	2005	2004	2003

Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$4,096,169	$3,448,413	$2,797,540
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Equity in undistributed income of Subsidiaries	(5,100,704)	(4,245,651)	(3,282,501)
Net change in assets and liabilities	(86,402)	960,078	(351,119)

Net cash provided/(used) by operating activities	(1,090,937)	162,840	(836,080)

Cash Flows from Investing Activities
Capital contributions to Subsidiaries	(794,000)	(6,935,216)	—

Net cash used by investing activities	(794,000)	(6,935,216)	—

Cash Flows from Financing Activities
Stock offering proceeds	—	6,375,218	—
Dividends received from Bank	2,348,034	792,000	850,400
Cash dividends paid to shareholders	(441,050)	(365,280)	—
Stock options exercised	48,449	71,505	18,800

Net cash provided by financing activities	1,955,433	6,873,443	869,200

Net Increase in Cash and Cash Equivalents	70,496	101,067	33,120
Cash and Cash Equivalents, Beginning of Year	154,435	53,368	20,248

Cash and Cash Equivalents, End of Year	$224,931	$154,435	$53,368

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$743,214	$547,964	$514,379

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$(33,168)	$(229,227)	$44,206

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)  Changes in Disclosure Controls and Procedures

For the year ended December 31, 2005, no changes in the Company’s disclosure controls and procedures have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls.

ITEM 9B – OTHER INFORMATION

There were no events in the fourth quarter which were required on Form 8-K and were not so reported.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Audit Committee Members and Financial Expert (Sarbanes/Oxley)

Members of the Audit Committee are comprised of all outside directors. The Audit Committee has a member who is a “financial expert” as defined by the Sarbanes-Oxley Act of 2002.

Code of Ethics for senior management officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002.

The Company has adopted a Code of Ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto as Exhibit 14.  In addition to the Code of Ethics being available on the Company’s website at www.epicbancorp.com, the Company will provide a copy of the Code, without charge, upon written request to Michael Moulton, EVP/CFO, Epic Bancorp, 630 Las Gallinas Ave., San Rafael, CA  94903.  If the Company changes the Code of Ethics in any material respect or waives any provision of the Ethics, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, or by other appropriate means as required or permitted under applicable rules of the Commission.  The Company does not currently expect to make any such waivers.

ITEM 11 – EXECUTIVE COMPENSATION

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement for the 2006 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement for the 2006 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits

See Index to Exhibits at page 90-91 of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Bancorp (1)

3.2	Bylaws of the Bancorp (1)

4.1	Indenture (1)

4.2	Amended and Restated Trust Agreement (1)

4.3	Trust Preferred Securities Guarantee Agreement (1)

4.4	Floating Rate Cumulative Trust Preferred Security Certificate of San Rafael Capital Trust I (1)

4.5	Floating Rate Cumulative Trust Preferred Security Certificate of San Rafael Capital Trust I (1)

4.6	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp (1)

10.1	Epic Bancorp Employee Incentive Stock Option and Stock Appreciation Right Plan (2)*

10.2	Salary Continuation Plan for Kit M. Cole (1)*

10.3	Salary Continuation Plan for Mark Garwood (1)*

10.4	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment (1) *

10.5	Epic Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement (2)*

10.6	Executive Base Salaries *

10.7	2005 Executive Bonuses *

10.8	Tiburon Lease Agreement between Tamalpais Bank and Main Street Properties (3)

10.9	Agreement signed on July 19, 2005 between EWM and Kit M. Cole (4)

10.10	First Amendment to Sublease between Tamalpais Bank and Citibank (West), FSB regarding property at 630 Las Gallinas, San Rafael, CA (4)

11.	Statement re computation of per share earning. Included in footnote 17 to the Registrant’s audited financial statements included in this Annual Report .

14.	code of Ethics

21.	Subsidiaries of the Bancorp: Tamalpais Bank; San Rafael Capital Trust I; Epic Wealth Management.

23.	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Employment Agreement or Compensation Plan.

(1)

Attached as Exhibits 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 10.2, 10.3, and 10.4, respectively, to Registration Statement No. 333-105991 filed by Epic Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein  by reference.

(2)

Attached as Exhibits 99.1 and 99.2, respectively to Registration Statement No. 333-132197 on Form S-8 filed by Epic Bancorp with the Securities and Exchange Commission, and incorporated herein by reference.

(3)

Attached as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended  September 30, 2005 filed by Epic Bancorp with the Securities and Exchange Commission, and incorporated herein by reference.

(4)

Attached as Exhibits 10.1 and 10.2  to the Quarterly Report on Form 10-Q for the quarter ended  June 30, 2005 filed by Epic Bancorp with the Securities and Exchange Commission, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, Epic Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ KIT M. COLE	By: /s/ MICHAEL MOULTON

Chief Executive Officer	Chief Financial Officer
Chairman of the Board	(Principal Financial Officer)
(Principal Executive Officer)	March 30, 2006
March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIT M. COLE	Chief Executive Officer,	March 30, 2006
Chairman of the Board, and Director
Kit M. Cole	(Principal Executive Officer)

/s/ CAROLYN HORAN	Director	March 30, 2006

Carolyn Horan

/s/ RICHARD E. SMITH	Director	March 30, 2006

Richard E. Smith

/s/ W. JEFFERY TAPPAN	Director	March 30, 2006

W. Jeffery Tappan

/s/ ALLAN BORTEL	Director	March 30, 2006

Allan Bortel

/s/ PAUL SCHAEFFER	Director	March 30, 2006

Paul Schaeffer