Form 10-Q
period 2006-03-31
Epic Bancorp
filed 2006-05-12
CIK 1099980

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock outstanding as of April 30, 2006: 3,692,666 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Epic Wealth Management.  These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5)  the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the  wealth management business; and, (7) other risks detailed in the Epic Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties.  Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

PART 1:  FINANCIAL INFORMATION

The information for the three months ended March 31, 2006 and 2005 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at March 31, 2006 and 2005 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1:    FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,  2006 and December 31, 2005
Assets

	March 31, 2006	December 31, 2005

	(unaudited)	(audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$4,948,162	$10,566,026
Federal funds sold	7,340,564	5,535,817
Investment in Money Market Fund	—	20

Total Cash and Cash Equivalents	12,288,726	16,101,863
Interest-bearing time deposits in other financial institutions	953,706	942,964
Investment securities
Available-for-sale	18,264,394	15,117,507
Held-to-maturity, at cost	26,659,890	28,844,341
Federal Home Loan Bank restricted stock, at cost	6,115,200	6,197,600
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	399,448,446	386,656,568
Less: Allowance for loan losses	(4,374,912)	(4,232,124)

	395,073,534	382,424,444
Bank premises and equipment, net	4,859,002	4,706,098
Accrued interest receivable	2,740,051	2,645,271
Other assets	3,843,928	4,808,780

Total Assets	$470,848,431	$461,838,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$17,895,488	$17,309,740
Interest-bearing checking deposits	6,971,647	7,519,133
Money market and saving deposits	176,949,457	148,372,182
Certificates of deposit greater than or equal to $100,000	71,103,760	58,855,694
Certificates of deposit less than $100,000	53,590,967	81,342,670

Total Deposits	326,511,319	313,399,419
Federal Home Loan Bank Advances	103,570,611	107,812,052
Junior Subordinated Debentures	10,310,000	10,310,000
Accrued interest payable and other liabilities	2,744,555	3,472,319

Total Liabilities	443,136,485	434,993,790

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,692,666 and 3,679,663 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	10,275,087	10,207,688
Paid-In-Capital	98,867	—
Retained earnings	17,644,096	16,899,835
Accumulated other comprehensive income/loss	(306,104)	(262,445)

Total Stockholders’ Equity	27,711,946	26,845,078

Total Liabilities and Stockholders’ Equity	$470,848,431	$461,838,868

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,

	2006	2005

	(Unaudited)
Interest Income
Interest and fees on loans	$7,451,525	$5,961,220
Interest on investment securities	424,282	505,138
Interest on Federal funds sold	76,103	20,297
Interest on other investments	72,041	64,156
Interest on deposits in other financial institutions	10,742	10,580

Total Interest Income	8,034,693	6,561,391

Interest Expense
Interest expense on deposits	2,670,139	1,470,785
Interest expense on borrowed funds	760,259	810,004
Interest expense on Junior Subordinated Debentures	214,659	163,984

Total Interest Expense	3,645,057	2,444,773

Net Interest Income Before Provision for Loan Losses	4,389,636	4,116,618
Provision for Loan Losses	142,788	359,628

Net Interest Income After Provision for Loan Losses	4,246,848	3,756,990

Noninterest Income
Gain on sale or brokerage of loans	209,230	70,749
Net gain (loss) on sale of securities, net	—	—
Loan servicing	32,313	21,449
Loan fees and other income	252,259	211,365

Total Noninterest Income	493,802	303,563

Noninterest Expenses
Salaries and benefits	2,007,198	1,403,599
Occupancy	340,975	307,746
Advertising	138,531	120,040
Professional	118,799	181,900
Data processing	106,980	97,854
Equipment and depreciation	186,867	79,807
Other administrative	441,616	347,502

Total Noninterest Expense	3,340,966	2,538,448

Income Before Income Taxes	1,399,684	1,522,105
Provision for Income Taxes	508,076	601,000

Net Income	$891,608	$921,105

Earnings Per Share
Basic	$0.24	$0.25

Diluted	$0.24	$0.24

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2005	3,665,702	$10,159,239	$—		$13,244,716	$(229,277)	$23,174,678
Stock options exercised	7,643	27,842					27,842
Cash Dividends					(94,828)		(94,828)
Comprehensive Income
Net Income for the period				$921,105	921,105		921,105
Unrealized security holding gains (net of $4,719 tax)				7,079		7,079	7,079

Total Comprehensive Income				$928,184

Balance, March 31, 2005	3,673,345	$10,187,081	$—		$14,070,993	$(222,198)	$24,035,876

Balance, January 1, 2006	6,379,663	$10,207,688	$—	4,063,001	$16,899,835	$(262,445)	$26,845,078
Stock options exercised	13,003	67,399					67,399
Cash Dividends					(147,347)		(147,347)
Stock based Compensation			98,867				98,867
Comprehensive Income
Net Income for the period				$891,608	891,608		891,608
Unrealized security holding losses (net of $204,070 tax expense)				(43,659)		(43,659)	(43,659)

Total Comprehensive Income				$847,949

Balance, March 31, 2006	6,392,666	$10,275,087	$98,867		$17,644,096	$(306,104)	$27,711,946

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,

	2006	2005

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$891,608	$921,105
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	180,187	116,687
Provision for loan losses	142,788	359,628
Change in unearned income, net of amortization	502,951	218,044
Change in loan servicing asset, net of amortization	24,374	77,479
Net amortization of premiums on investment securities	75,779	168,278
Amortization of deferred compensation— stock options	98,867	—
FHLB stock dividends	(74,400)	—
Net change in accrued interest receivable and other assets	874,804	(612,431)
Net change in accrued interest payable and other liabilities	(727,764)	1,003,996

Net Cash Provided By Operating Activities	1,989,194	2,252,786

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(13,294,829)	(32,910,953)
Principal reduction in securities available-for-sale	750,824	970,516
Principal reduction in securities held-to-maturity	2,126,056	3,192,110
Purchase of investment securities available-for-sale	(3,987,860)	—
Net change in interest earning deposits	(10,742)	88,748
Redemption of Federal Home Loan Bank stock	156,800	504,800
Purchase of property and equipment	(333,091)	(325,332)

Net Cash Used By Investing Activities	(14,592,842)	(28,480,111)

Cash Flows From Financing Activities
Net increase in deposits	$13,111,900	$2,482,842
Net change in FHLB advances	(4,241,441)	9,761,406
Stock options excercised	67,399	27,842
Dividends paid	(147,347)	(94,828)

Net Cash Provided By Financing Activities	8,790,511	12,177,262

Net (Decrease) in Cash and Cash Equivalents	(3,813,137)	(14,050,063)
Cash and Cash Equivalents, Beginning of Period	16,101,863	21,730,552

Cash and Cash Equivalents, End of Period	$12,288,726	$7,680,489

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$3,834,490	$2,372,742

Income taxes paid	$150,000	$200,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$(43,659)	$7,079

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consists of Tamalpais Bank (the “Bank”), San Rafael Capital Trust 1, an unconsolidated special purpose subsidiary, and Epic Wealth Management (“EWM”).  All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2:  Financial Instruments with Off-Balance Sheet Risk

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments extending credit in the form of loans.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.

As of March 31, 2006, the Company has no outstanding standby Letters of Credit, approximately $19,281,000 in commitments to fund commercial real estate, construction, and land development loans, $16,138,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $5,036,000 in other unused commitments.   As of December 31, 2005, the Company had no outstanding standby Letters of Credit, approximately $18,522,000 in commitments to fund commercial real estate, construction, and land development loans, $16,710,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $4,752,000 in other unused commitments.

At March 31, 2006 and December 31, 2005, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

NOTE 3:  Earnings Per Common Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common shares outstanding.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended March 31,

	2006	2005

Net Income	$891,608	$921,105

Weighted average shares:
Basic weighted average number of common shares outstanding	3,687,268	3,673,345
Dilutive effect of stock options	13,699	117,149

Diluted weighted average number of common shares outstanding	3,700,967	3,790,494

Net income per common share:
Basic	$0.24	$0.25
Diluted	$0.24	$0.24

NOTE 4:  Stock Options

The Company maintains an incentive stock option and stock appreciation plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or to be paid the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 for a maximum of 27,000 shares (480,543 after stock splits and a revision to the original plan) of the Company’s common stock. Options are issued at the fair market value of the stock at the date of grant.  Options expire ten years from the grant date.  Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors.  Options have a contractual term of ten years.

The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Director’s Plan provides for the grant of options for up to 67,000 shares of Company common stock, subject to adjustment upon certain events, such as stock splits.  However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors’ Plan or any other stock option plan of the Company and the total number of shares provided for stock bonus of similar plan of the Company exceed thirty percent (30%) of its then outstanding shares of common stock. Options are issued at the fair market value of the stock at the date of grant.  The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termin ation of service as of a director.

A summary of activity for the Company’s options for the three months ended March 31, 2006 is presented below.

	Three months ended March 31, 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of quarter	509,909	$11.97	—	—
Granted	5,000	$13.90	—	—
Cancelled/forfeited	29,660	$14.49	—	—
Exercised	13,003	$5.29	$124	—
Options outstanding, end of quarter	468,246	$12.02	$1,324	7.89
Exercisable (vested), end of quarter	160,446	$9.37	$879	6.57

As of March 31, 2006 there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 4.4 years.

NOTE 5:  Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” or SFAS No. 123R, using the modified prospective method which requires that compensation cost be recognized for all share-based payment awards, (i.e., unvested stock options), based on the grant-date fair value.  Prior to January 1, 2006, the Company accounted for share-based payments, under the recognition and measurement provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123.  Under the provisions of Opinion 25, compensation cost for stock options was not recognized for periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 123R requires that an estimate of future forfeitures be made and that compensation cost be recognized only for shares that are expected to vest.  As a result, the Company recorded a cumulative effect adjustment to reverse previously recorded for awards that are not expected to vest. The cumulative effect adjustments did not have a material impact on the Consolidated Financial Statements.

For the three months ended March 31, 2006, the Company’s net income would have been $922,000 and diluted earnings per share would have been $0.25 if it had continued to account for share-based payments under Opinion 25.  The impact on net income for the three months ended March 31, 2006 is primarily attributed to the prospective application of accounting for share-based payment awards with terms that accelerate vesting on expense recognition of previously unvested stock options.

Certain of the Company’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  As provided for under SFAS No. 123R, the Company has elected to recognize compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Additionally, SFAS No. 123R requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is expected to be rendered.

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  For the quarter ended March 31, 2006, $67,000 is the proceeds from exercise of stock options and $99,000 is the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

In addition, SFAS No. 123R requires that any deferred compensation related to awards granted prior to its adoption must be eliminated against the appropriate equity accounts.  As a result the presentation of the Consolidated Statement of Changes in Stockholders’ Equity was revised to reflect the transfer of balances to Additional Paid in Capital.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the Company’s stock.

Three Months Ended March 31, 2006

Risk-free interest rate	4.53%
Expected dividend yield	0.863%
Expected life in years	7.00
Expected price volatility	27.18%

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility.  The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Company’s recorded share-based compensation expense could have been materially different from that depicted above and below.

In addition, the Company is required to estimate the expected forfeitures rate and only recognize expense for those shares expected to vest.  If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

Pro forma information regarding net income and earnings per share for the three months ended March 31, 2005 is presented below as if the Company has accounted for all stock-based compensation under the fair value method of SFAS No. 123R.  The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the period indicated.

Three Months Ended March 31, 2005

Net income:
As reported	$921,104
Deduct: Incremental share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,651)

Pro forma net income	$915,453

Weighted Average Shares Outstanding - Basic	3,671,040
Weighted Average Shares Outstanding - Diluted	3,710,346
Basic Earnings per share
As reported	$0.25
Pro forma	$0.25
Earnings per share - assuming dilution
As reported	$0.25
Pro forma	$0.25

Item 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business and Organization

Overview

Epic Bancorp was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for the Bank, a California industrial bank established in 1991, which offers a full range of banking services targeting high-net worth consumers and businesses, and EWM, established in January 2005, which offers investment advisory services to the general community and to clients of the Bank.

The Company focuses on serving high-net worth consumers and small businesses in its market area.  Through its network of the Tamalpais banking offices and its investment advisor, EWM, the Company offers client-centered personalized services to enable its customers to reach their lifetime personal and financial goals. In addition to investment advice and financial planning, the Company offers through its Bank, a wide complement of lending and deposit products to help facilitate clients’ financial planning.

The Bank attracts deposits from the Marin County community by offering a friendly differentiated branch environment, convenience, competitive interest rate products and providing value-added consumer services.  The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets.  In the past five years, the Company has grown significantly; however, its business is subject to various risks.

General

The consolidated Company is comprised of three entities, Epic Bancorp, and its wholly owned subsidiaries, the Bank and EWM.  San Rafael Capital Trust I (the “Trust”) is a wholly owned unconsolidated subsidiary that was formed during 2002 for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million of junior subordinated debentures are so reflected.

The Company is headquartered in Marin County, CA, which has a population of 247,707, the highest household income in the state and the fourth highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau and the HUD. Marin County has $7.9 billion in total deposits as of June 30, 2005 according to data from the FDIC.

During the past several years, the Company has adopted a business strategy of developing a community-based high net worth banking approach as a mean of increasing market share in Marin County and increasing shareholder value.

The Company’s strategy of providing financial services to business owners and high net worth families incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment management to its constituency.  Directors and employees of the Company maintain a high level of community and visibility within the community’s high net worth and not-for-profit sector.  This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	building relationships through wealth management services in the high net worth community of Marin County;
•	offering consultation and planning services, delivered in a personalized, non-intimidating way;
•	targeting the market of high-net worth households and business owners with liquid assets of $1 to $10 million;
•	providing fee-based investment advisory, asset management, and financial planning services;
•

tailoring loan and deposit products such as commercial and multifamily mortgages, personal loans and lines of credit, and cash management services to small-to-medium sized business and high net worth individuals;

•	increasing fee income to a greater portion of total revenue than historically generated;
•	utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses; and,
•	providing financial planning and investment education to the entire customer facing staff of Tamalpais Bank and EWM.

As an integral element in its strategic plan to increase market share in Marin County and to further service its high net worth customer base, the Company established a new subsidiary, EWM, a client-centered investment advisory and financial planning firm registered with the Securities and Exchange Commission.  In January 2005, EWM received regulatory approvals and began to offer wealth management services to high net worth individuals and their families and businesses.  EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940, provides investment management and financial advice to high net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.

The Company has identified at least nine areas that satisfy this criteria. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael),  one new branch in 2005 (Corte Madera), and expects to open one new branch in 2006 in Tiburon, California.  The Company intends to open at least two more branches in Marin County in the upcoming years.

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

Critical Accounting Policies

The accounting policies are integral to understanding the results reported. The most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  The Company has  established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.   The Company evaluates the allowance for loan loss on a monthly basis and believes that the allowance for loan loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

The Company determines the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  The Company segments the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  The Company analyzes the following components of the portfolio and provides for them in the allowance for loan losses:

•	All significant credits on an individual basis that are classified doubtful.

•	All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for a part of an appropriate pool.

•

All other loans that are not included by the credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g. pools of smaller delinquent, special mention and classified commercial and industrial, and real estate loans).

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

Supplemental Employee Retirement Plan

The Company has entered into supplemental employee retirement agreements with certain executive officers.  The liability under these agreements is measured in accordance with SFAS No. 87.  The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels.  Should these estimates prove materially different from actual results, the Company could incur additional or reduced future expense.

Deferred Tax Assets

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  The Company uses an estimate of future earnings to support the position that the benefit of the deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the net income will be reduced.

RESULTS OF OPERATIONS

For the three months ended March 31, 2006, the Company reported on a consolidated basis, net income of $892,000 as compared to $921,000 for the three months ended March 31, 2005.  Diluted earnings per share were $0.24 for the three months ended March 31, 2006 and 2005.

The decrease in net income for the three months ended March 31, 2006 over the prior year period was primarily the result of the following:

•

Non-interest expense for the three months ended March 31, 2006 increased $803,000, or 31.6% over the same period last year.  In the first quarter 2006 there was a $99,000 expense included for stock-based compensation.  The first quarter of 2005 did not reflect such an expense.  Additionally, there was an increase in the number of employees in the first quarter of 2006 over the same period in 2005.  New staff was added in the Bank’s retail branches, EWM, and in Company-wide support functions as a result of growth in the operations of the Company.  The Company continues to invest significant resources in relatively new retail branches, enhanced information technology, the operations of Epic Wealth Management, and other infrastructure investments to position the Company for anticipated future growth.

Partially offsetting the non-interest expense increase, which had a negative impact on net income, were increases in net interest income and non-interest income as follows.

•

For the three months ended March 31, 2006, net interest income before provision for loan losses increased by $273,000, or 6.6% over the same period last year.  The increase in net interest income was largely due to the increased earning asset base coupled with a widening net interest margin from 3.87% to 3.93%, offset by increases in deposit expense of 81.6% for the three months ended March 31, 2006 over the same period last year.  The deposit expenses increase is primarily due to the growth of the Bank’s deposit portfolio.  Average total interest earning assets increased by $21,075,000, or 4.9% to $452,676,000 for the three months ended March 31, 2006 over the same period last year.

•

For the three months ended March 31, 2006, non-interest income increased $190,000, 62.7% over the same period last year.  This increase is primarily attributable to a $138,000 gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during the first three months of 2006.  Additionally, investment advisory services fee income generated by EWM increased $36,000 for the three months ended March 31, 2006 as compared to the corresponding period in the prior year.

As of March 31, 2006, the Bank’s return on average assets (“ROA”) was 0.77% compared to 0.84% for the same period in 2005.  The Bank’s return on average equity (“ROE”) was 12.94% as of March 31, 2006 compared to 15.48% for the same period last year.  Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County.

As of March 31, 2006, consolidated total assets were $470,848,000 as compared to $461,839,000 at December 31, 2005, which represents an increase of 2.0%.  Contributing to the growth of assets in the first three months of 2006 as compared to the same period prior year was an increase of $12,792,000 or 3.3% in outstanding loans.  The increase in loans was funded in part by a shift of the funds from other earning assets, including Federal funds sold and investment securities, as well as increases in deposits.  Total investment securities increased by $962,000, or 2.2% during the three months ended March 31, 2006.  Total deposits increased $13,112,000, or 4.2% from December 31, 2006 to March 31, 2006.  Stockholder’s equity increased $867,000, or 3.2% to $27,712,000 as of March 31, 2006 from $26,845,000 as of December 31, 2005, while FHLB advances decreased $4,241,000 from December 31, 2005 to March 31, 2006.

Net Interest Income

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

The following sets forth average daily balances of assets, liabilities, and shareholders’ equity as of March 31, 2006 and 2005, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the three months ended March 31, 2006 and 2005.

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Three Months Ended

	3/31/06			3/31/05

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$45,407	$424	3.79%	$61,270	$505	3.34%
Other investments	6,105	72	4.78%	6,597	64	3.93%
Interest bearing deposits in other financial institutions	1,121	11	3.98%	954	11	4.68%
Federal funds sold	7,019	76	4.39%	3,304	20	2.45%
Loans (2)	393,024	7,452	7.69%	359,476	5,961	6.73%

Total Interest Earning Assets	452,676	8,035	7.20%	431,601	6,561	6.17%
Allowance for loan losses	(4,278)			(3,834)
Cash and due from banks	6,020			5,616
Net premises, furniture and equipment	4,838			2,758
Other assets	5,645			5,004

Total Assets	$464,901			$441,145

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,096	11	0.63%	$7,996	13	0.66%
Savings deposits (3)	160,498	1,364	3.45%	126,472	638	2.05%
Time deposits	138,314	1,295	3.80%	128,463	820	2.59%
Other borrowings	100,017	760	3.08%	127,313	810	2.58%
Junior Subordinated Debentures	10,310	215	8.46%	10,310	164	6.45%

Total Interest Bearing Liabilities	416,235	3,645	3.55%	400,554	2,445	2.48%
Noninterest deposits	17,591			13,527
Other liabilities	3,507			3,259

Total Liabilities	437,333			417,340
Shareholders’ Equity	27,568			23,805

Total Liabilities and Shareholders’ Equity	$464,901			$441,145

Net interest income		$4,390			$4,116

Net interest spread (4)			3.65%			3.69%
Net interest margin (5)			3.93%			3.87%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

For the three months ended March 31, 2006, the Bank’s net interest income before the provision for loan losses increased $273,000, or 6.6% over the same period for 2005.  These increases are attributable to growth in average earning assets of $21,075,000 in 2006.  In 2006, net interest income was positively affected by a shift in the mix of asset balances from lower yielding Federal funds sold, interest bearing deposits in other financial institutions and securities to higher-yielding loans.  The Bank’s yield on interest earning assets increased from 6.17% to 7.20%, and the yield on its loan portfolio increased by ninety-six basis points from 6.73% to 7.69% for the three month period ended March 31, 2006.  The yield on the Bank’s Federal funds sold increased from 2.45% to 4.39% for the three month period ended March 31, 2006 as compared to the same period prior year.  The increase in the Federal funds sold yield is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings).  The yield on loans increased for the three month period ended March 31, 2006 as a result of these rate increases.

The rate paid on interest bearing liabilities increased from 2.48% to 3.55% when comparing the three month period ended March 31, 2006 versus the same period a year ago.  This is primarily the result of the aforementioned changes in market interest rates originating from actions taken by the Federal Reserve during 2005 and in 2006.  For the three month period ending March 31, 2006, the Bank achieved a net interest margin (NIM) of 3.93%, up from the NIM of 3.87% experienced for the same period a year ago.  The increase in the margin is also affected by the changes to the market rates.

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

	Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in Interest Income		344
Investment securities	$(425)	$344	$(81)
Other investments	(27)	35	8
Interest-bearing deposits	7	(8)	(1)
Federal Funds Sold	33	23	56
Loans	565	926	1,491

	153	1,320	1,473
Increase/(decrease) in Interest Expense		344
Interest-bearing checking	(1)	(1)	(2)
Savings deposits	202	524	726
Time deposits	66	409	475
FHLB and other borrowings	(707)	657	(50)

Junior subordinated debentures	—	51	51

	(440)	1,640	1,200

Increase/(decrease) in Net Interest Income	$593	$(320)	$273

Non-interest Income

Non-interest income for the three months ended March 31, 2006 was $494,000, an increase of $190,000, or 62.7% from the same period in 2005.  Non-interest income is comprised of gain on sale of brokerage loans, net gain/loss on sale of securities, loan servicing, and Other income.

For the first three months of 2006, the gain on sale of brokerage loans increased $138,000, or 195.7% was primarily due to $2,677,000 sale of the government guaranteed portion of three Small Business Administration (“SBA”) loans versus the sale   of $878,000 of the government guaranteed portion of three SBA loans.  Loan servicing in 2006 was $32,000, representing an increase of $11,000 over the same period the prior year.  This increase is primarily the result of an increase in the number of loans that the Bank is servicing.

Other income increased $41,000, or 19.3% from the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005.  This increase is primarily attributable to the Company establishing a new subsidiary, EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940, which provides wealth management services inclusive of investment consulting and financial planning advice to high net worth individuals and their families.  In the first three months of 2006, EWM generated investment and advisory services fee income of $129,000 as compared to fee income of $92,000 for the same period prior year.  Partially offsetting this increase was a reduction in Registered Investment Advisory Services fee income of $18,750 for the three months ended March 31, 2006 as a result of the amortization of the cost of the agreement with EWM and Kit M. Cole, Chairman/CEO of the Company and Chairman of EWM.  As of March 31, 2006, EWM had approximately $262 million in assets under management of which $46 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2006; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2006 or that it will be profitable on a stand-alone basis.   The remaining increase of $4,000 in other income primarily relates to the growth of the Bank.

EWM has required capital infusions from the Company.  For the first three months of 2006, capital infusions totaled $185,000 versus $404,000 of capital infusions for the same period prior year.

Non-interest Expense

The Company’s non-interest expense for the three month period ended March 31, 2006 was $3,341,000, an increase of $803,000, or 31.6% as compared with the same period in 2005.

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses.  The increases in all consolidated expense classifications except for professional expenses are attributable to the growth of the Company as described below.

Salaries and employee benefits is the largest component of non-interest expense.  For the first quarter of 2006, salaries and benefits increased by $604,000, or 43.0%, primarily due to the Bank hiring staff for its retail branches including the opening of one new full-service branch in 2005 and the opening of two new loan production centers, the Company hiring additional staff to support the longer term growth of the Company, and EWM hiring staff to begin its operations.  The number of full time equivalent employees increased to 77, up from 59 at March 31, 2005.  Additionally, there were regular salary adjustments and higher medical benefits and workers’ compensation costs for the first quarter in 2006 versus the first quarter in 2005.

For the first three months of 2006, an increase of $33,000, or 10.8% in occupancy and equipment costs is largely due to the Company, Bank and EWM occupying new leased spaces which includes the addition of the Bank’s Corte Madera branch which opened in September 2005 and the Tiburon branch scheduled to open in 2006 and the new lease the Bank signed which consolidates the loan, executive and administrative personnel in one facility.  Additionally, there were annual rent increases in the branch and administrative facilities.

For the first three months of 2006, the increase of $18,000, or 15.4% in advertising costs is largely due to the growth of the Bank and the different campaigns that the Bank as well as EWM held during the quarter.

Professional services decreased $63,000, or 34.7% in the first three months of 2006 compared with the same period prior year.  The decrease in 2006 was primarily attributable to lower outside consulting fees and CPA audit and tax services.  The  Company went through a data processing conversion in 2005 and more expenses were incurred in 2005 as a result of this conversion for outside consulting fees.  CPA audit and tax services decreased by approximately $31,000 which is primarily attributable to a timing difference of when the Company was billed for the year end audit work in 2004 versus 2005.

Data processing costs for the three months of March 31, 2006 were $107,000, an increase over the same period in 2005 of  $9,000, or 9.3%.  The increase is largely attributable to the core data processing systems conversion which occurred in July 2005 from FPS Gold, of Provo, Utah to OSI, of Glastonbury, Connecticut.

For the three months ending March 31, 2006, an increase of $107,000, or 134.1% in depreciation and amortization expense is primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses of $442,000 for the three months ending March 31, 2006 represents a $94,000, or 27.1% increase over the same period in 2005.  These increases are primarily attributable due to the growth in activity of the Company.

The Bank’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) increased over the prior year and was at 68.4% for the three months ending March 31, 2006 versus 57.4% for the same period prior year.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent

	March 31, 2006	March 31, 2005

	(Dollars in thousands)
Salaries and benefits	$2,006	$1,404	$602	42.9%
Occupancy	341	308	33	10.7%
Advertising	139	120	19	15.8%
Professional	119	182	(63)	-34.6%
Data processing	107	98	9	9.2%
Equipment and depreciation	187	80	107	133.8%
Other administrative	442	348	94	27.0%

Total	$3,341	$2,540	$801	31.5%

Income Taxes

Income tax expense for the three month period ended March 31, 2006 amounted to $508,000, which represented a decrease of $93,000, or 15.5% over the amount incurred for the same period in 2005, producing effective tax rates of 36.3% and 39.5%, respectively.  The decrease in income tax expense is primarily attributable to decreased pre-tax income.

FINANCIAL CONDITION

Loans

Loans, net, increased by $12,792,000, or 3.3% as of March 31, 2006 as compared to December 31, 2005.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At March 31, 2006		At December 31, 2005

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$17,894	4.5%	$16,995	4.4%
Multifamily residential	122,355	30.6	121,176	31.3
Commercial real estate	196,965	49.3	183,288	47.4
Land	7,469	1.9	9,777	2.5
Construction real estate	25,361	6.3	26,003	6.7
Consumer loans	1,711	0.4	2,785	0.7
Commercial, non real estate	25,964	6.5	24,725	6.4

Total gross loans	397,719	99.6	384,749	99.5
Net deferred loan costs	1,729	0.4	1,907	0.5

Total loans receivable, net of deferred loan costs	$399,448	100%	$386,656	100%

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

Outstanding loan commitments at March 31, 2006 and December 31, 2005 primarily consisted of un-disbursed construction loans and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  The Bank does not have any concentrations in the loan portfolio by industry or group of industries, however as of March 31, 2006 and December 31, 2005, approximately 92.6% and 92.4%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing multifamily and commercial real estate loans over the last several years and seeks real estate collateral when possible.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consisted of fifty participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.  As of March 31, 2006, the remaining balance of the participated loans was $9.2 million.  The Bank has replaced these loans with internally originated loans.

The following table sets forth the maturity distribution of the loans outstanding as of March 31, 2006.  At those dates, the Company had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.  As of March 31, 2006, the entire loan portfolio was comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 70.5% reprice within one year, 3.9% reprice within one to two years, 6.9% reprice within two to three years, 1.3% reprice within three to four years, 12.1% reprice within four to five years, and 5.3% reprice within five to seven years.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$—	$—	17,894	$17,894
Multifamily residential	2,856	—	119,499	122,355
Commercial real estate	1,679	1,417	193,869	196,965
Land	1,907	4,717	845	7,469
Construction real estate	20,851	4,510	—	25,361
Consumer loans	706	1,004	1	1,711
Commercial, non real estate	11,740	10,466	3,758	25,964

Total	$39,739	$22,114	$335,866	$397,719

Loans with predetermined interest rates	—	945	160	1,105
Loans with floating or adjustable interest rates	39,739	21,169	335,706	396,614

	$39,739	$22,114	$335,866	$397,719

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through March 31, 2006, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	March 31, 2006	December 31, 2005

	(Dollars in thousands)
Non-accrual loans	$—	$35
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$—	$35

Nonperforming assets as a percent of total loans	0.00%	0.01%
Nonperforming assets as a percent of total assets	0.00%	0.01%

As of March 31, 2006, there were no loans on non-accrual status but there were two loans totaling $696,000 that have a higher than normal risk of loss and have been classified as substandard.  Substandard loans that are still performing include a $533,000 land loan and a $163,000 commercial real estate loan both located in the Bank’s primary market areas.  In addition, approximately $7,973,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of March 31, 2006, approximately $3,755,000 were construction loans, $753,000 were multifamily loans, $1,054,000 were commercial real estate loans and $2,412,000 were non-real estate commercial loans.  As of December 31, 2005, there was one loan classified as non-accrual which paid off in March 2006 with full collection of principal and interest.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	March 31, 2006	December 31, 2005

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$3,629	$842
Loans delinquent 90 days of more and accruing	—	—
Total performing delinquent loans	$3,629	$842

These loans are in various stages of collection; however, no assurance can be given that the Company will be successful in collecting all of these loans or that the Company has adequate loan loss reserves established for these loans.

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three month period ended March 31, 2006, the provision for loan losses was $143,000 as compared to $360,000 for the same period in 2005.  This represents a decrease of $217,000 or 60.3% from 2005 to 2006.  There were no charge-offs of loans nor were there any recoveries on previously charged-off loans for the three months ended March 31, 2006 and 2005.

At March 31, 2006 and December 31, 2005, the allowance for loan losses was 1.10% and 1.09% of loans outstanding, respectively.  There were no nonperforming loans as of March 31, 2006, and the ratio of the allowance for loan losses to nonperforming loans was 12,092% as of December 31, 2005.  Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the three months ended March 31, 2006	For the twelve months ended December 31, 2005

	(Dollars In Thousands)
Loans Outstanding, Period End	$399,448	$386,657
Average amount of loans outstanding	393,024	371,024
Period end nonperforming loans outstanding	—	35
Loans Loss Reserve Balance, Beginning of Period	$4,232	$3,600
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	143	632

Allowance for Loan and Lease Loss, End of Period	$4,375	$4,232

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet the liquidity and loan requirements, the Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of March 31, 2006 and December 31, 2005, the carrying values of securities pledged were $44,924,000 and $43,962,000, respectively, representing the entire investment securities portfolio. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet the overall liquidity requirements.

As of March 31, 2006 and 2005, the investment portfolio consisted of mortgage-backed securities and agency securities.  The Company also owned $6,115,000 and $6,198,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of March 31, 2006 and December 31, 2005, respectively.  Interest-bearing time deposits in other financial institutions amounted to $954,000 and $943,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

At March 31, 2006, $18,264,000 of the securities was classified as held-to-maturity and $26,660,000 of the securities were classified as available-for-sale.  At December 31, 2005, $28,844,000 of the securities was classified as held-to-maturity and $15,118,000 of the securities were classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the investment securities, held as of the dates indicated, and the weighted average yields:

	As of March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,785	$—	$(499)	$14,286

U.S. Agency Securities	$3,989	$—	$(11)	$3,978

Held-to-maturity
Mortgage backed securities	$26,660	$27	$(752)	$25,935

	As of March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,555	$—	$(437)	$15,118

Held-to-maturity
Mortgage backed securities	$28,844	$24	$(695)	$28,173

	As of March 31, 2006		As of December 31, 2005

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,286	3.73%	$15,555	3.34%

U.S. Agency Securities	$3,978	5.10%	$—	—

Held-to-maturity
Mortgage backed securities	$26,660	3.64%	$28,844	3.76%

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  As of March 31, 2006, the Bank had a deposit mix of 55% of money market and savings deposits, 16% in time deposits less than $100,000, 22% in time deposits greater than $100,000, 5% in non-interest-bearing checking deposits, and 2% in interest-bearing deposits.  At December 31, 2005, the Bank had a deposit mix of 47% money market and saving accounts, 26% in time deposits less than $100,000, 19% in time deposits greater than $100,000, 6% in interest-bearing checking deposits, and 2% in non-interest-bearing deposits.  Included in the deposit totals were $12,175,000 million (4% of deposits) and $15,500,000 million (4.9% of deposits) of brokered deposits and $2,972,000 million (1% of deposits) and $7,900,000 million (3% of deposits) in non-brokered wholesale certificates of deposits as of March 31, 2006 and December 31, 2005, respectively.

The Company obtained wholesale deposits through one of two deposit brokers and through non-brokered wholesale sources. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds

In 2004 the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of March 31, 2006 Reserve Fund deposits were $12,048,000 million as compared to deposit balance of $11,700,000 million as of December 31, 2005.  The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of March 31, 2006 the rate was 4.92% as compared to a rate of 4.45% as of December 31, 2005.

In an effort to expand the Company’s market share, we are continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004 and one new branch in 2005.  One new branch will be opened in Tiburon, California in 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	March 31, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$17,895	0.00%	$17,310	0.00%
Interest-bearing checking deposits	6,972	0.65%	7,519	0.30%
Money Market and savings deposits	176,949	3.69%	148,371	3.38%
Certificates of deposit over $100,000	71,104	3.90%	58,856	3.56%
Certificates of deposit less $100,000	53,591	3.87%	81,343	3.69%

Total deposits	$326,511	3.50%	$313,399	3.23%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	March 31, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$109,548	4.03%	$116,786	3.80%
Brokered certificates of deposit	12,175	2.76%	15,492	2.68%
Non-brokered wholesale certificates of deposit	2,972	3.07%	7,921	3.06%

Total deposits	$124,695	3.88%	$140,199	3.63%

The following schedule shows the maturity of the time deposits as of March 31, 2006:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$12,922	3.31%	$11,414	3.37%
Over 3 through 6 months	18,863	3.95%	16,160	3.82%
Over 6 through 12 months	34,687	4.12%	20,019	4.15%
Over 12 months through 2 years	3,826	3.52%	5,165	3.98%
Over 2 through 3 years	705	4.43%	726	4.32%
Over 3 through 4 years	101	4.65%	107	4.58%
Over 4 through 5 years	—	0.00%	—	0.00%

Total	$71,104	3.90%	$53,591	3.87%

Borrowed Funds

The Company has secured advances from the Federal Home Loan Bank at March 31, 2006 and December 31, 2005 amounting to $103.6 million and $107.8 million, respectively, a 3.9% decrease. FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of March 31, 2006, unused borrowing capacity at the FHLB was $130.0 million.  Assets pledged as collateral to the FHLB consisted of $314.0 million of the loan portfolio and $44.9 million of the investment securities portfolio as of March 31, 2006.  Assets pledged as collateral to the FHLB consisted of $308.9 million of the loan portfolio and $44.0 million of the investment securities portfolio as of December 31, 2005.   The advances have been outstanding at varying levels during the three months ended March 31, 2006.  Total interest expense on FHLB borrowings for the three month period ended March 31, 2006 and 2005 was $760,000 and $810,000, respectively.

On occasion the Company will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of March 31, 2006, the maturities of the advances substantially occur in 2006 and 2007, with comparatively smaller amounts maturing in 2008.  In the first three months of 2006, both short term and long term FHLB borrowings have been used to fund growth and as a means of reducing interest rate risk.

The following table sets forth certain information regarding the FHLB advances at or for the dates indicated:

	At March 31, 2006		At December 31, 2005

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$21,996	3.58%	$22,520	3.19%
Over 3 through 6 months	11,500	2.36%	10,612	2.17%
Over 6 through 12 months	21,500	2.90%	23,000	2.59%
Over 12 months through 2 years	32,575	3.31%	38,680	3.21%
Over 2 through 3 years	13,000	3.97%	13,000	3.60%
Over 3 through 4 years	3,000	4.69%	—	—

Total	$103,571	3.30%	$107,812	3.02%

	At or for the three months ended March 31, 2006	At or for the twelve months ended December 31, 2005

FHLB advances:
Average balance outstanding	$100,017	$120,720
Maximum amount outstanding at any month-end during the period	103,571	130,068
Balance outstanding at end of period	103,571	107,812
Average interest rate during the period	3.08%	2.71%
Average interest rate at end of period	3.30%	3.02%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 3.65%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.  Total interest expense attributable during the three months of 2006 versus 2005 was $215,000 and $164,000, respectively.

Capital Resources

Stockholders’ equity was $27,712,000 million during the three months ended March 31, 2006 as compared to $26,800,000 million for the same period prior year.  The increase was attributable to net income of $892,000, stock options exercised of $67,000 and amortization of deferred compensation – incentive stock options of $99,000 partially offset by $148,000 in dividends declared during the period and unrealized security holdings loss of $44,000.

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

As of March 31, 2006 and December 31, 2005, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of March 31, 2006:
Total capital to risk-weighted assets	$36,809	10.1%	$29,185	8.0%	$36,481	10.0%
Tier 1 capital to risk-weighted assets	37,097	9.0%	16,451	4.0%	24,676	6.0%
Tier 1 capital to average assets	41,472	8.0%	20,684	4.0%	25,855	5.0%
As of December 31, 2005:
Total capital to risk-weighted assets	$35,935	10.1%	$28,351	8.0%	$35,439	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	40,414	7.9%	20,463	4.0%	25,578	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company had $12,175,000 of “brokered deposits” as of March 31, 2006 and $15,492,000 of brokered deposits as of December 31, 2005.  In addition to brokered deposits, there were $2,972,000 in non-brokered wholesale deposits and $103,571,000 in FHLB borrowings as of March 31, 2006, as compared to $7,921,000 in non-brokered wholesale deposits and $107,812,000 in FHLB borrowings as of December 31, 2005.

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of March 31, 2006 and December 31, 2005, there were $148,000 and $441,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, the Company maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of March 31, 2006, liquid assets were comprised of $7,341,000 in Federal funds sold, $954,000 in interest-bearing deposits in other financial institutions, $4,948,000 in cash and due from banks, and $18,264,000 in available-for-sale securities. As of December 31, 2005, liquid assets were comprised of $5,536,000 in Federal funds sold, $943,000 in interest-bearing deposits in other financial institutions,  $10,566,000 in cash and due from banks, and $15,118,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of March 31, 2006, the Bank had lines of credit totaling $132,985 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $129,985 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  At March 31, 2006 outstanding FHLB advances totaled $103,571 million.  In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

Net cash provided by operating activities totaled $2.1 million for the first three months of 2006 as compared to $2.3 million for the same period in 2005.  The decrease was primarily the result of a decrease in net income, an increase in amortization of deferred compensation – stock options, and a decrease in provision for loan losses.

Net cash used in investing activities totaled $14.7 million for the first three months of 2006 as compared to $28.5 million used by investing activities for the same period in 2005.  The decrease was primarily the result of a decrease in the growth of the loan portfolio partially offset by a $4.0 million purchase of investment securities in the first three months of 2006, with no purchases in investment securities in the first three months of 2005.

Funds provided by financing activities totaled $8.8 million for the first three months of 2006 as compared to funds provided by financing activities of $12.2 million for the same period in 2005.  The decrease in net cash provided by financing activities was primarily the result of an increase in the growth of deposits and a decrease in FHLB borrowings.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans.  Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Company has been positively affected by the increasing interest rates.  Conversely, the Company would be negatively affected in a decreasing rate environment.

The Company has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of the time certificates in relatively short maturities.  The majority of the loans have periodic and lifetime interest rate caps and floors.  The Company has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowing, brokered certificates of deposit, and non-brokered wholesale certificates of deposit.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the interest rate sensitivity position.  To supplement traditional gap analysis, the Company can perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

The following table shows the Bank’s cumulative gap analysis as of March 31, 2006:

	At March 31, 2006

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$4,056	$12,193	$28,675	$—	$44,924
Federal Funds	7,341	—	—	—	7,341
Interest-bearing deposits in other financial institutions	—	—	806	148	954
Loans	152,637	154,538	86,229	6,044	399,448
FHLB and PCBB Stock	—	—	—	6,115	6,115

Total	$164,034	$166,731	$115,710	$12,307	$458,782

Interest-Bearing Liabilities
Interest-bearing checking	$6,972	$—	$—	$—	$6,972
Money market and savings	176,949	—	—	—	176,949
Time deposits	24,338	89,727	10,630	—	124,695
FHLB advances	21,995	33,000	48,576	—	103,571
Junior Subordinated Debentures	10,310	—	—	—	10,310

Total	$240,564	$122,727	$59,206	$—	$422,497

Interest rate sensitivity gap	(76,530)	44,004	56,504	12,307	36,285

Cummulative interest rate sensitivity gap	$(76,530)	$(32,526)	$23,978	$36,285	$36,285

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-16.7%	-7.1%	5.2%	7.9%	7.9%

The target cumulative one-year gap ratio is -15% to 15%.  The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income.  Management will strive to maintain rate sensitive assets on its books.

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  The current one year gap ratio is -7.1%.  A positive gap indicates that in an increasing interest rate environment, it is expected that net interest margin would increase, and in a decreasing interest rate environment, net interest margin would decrease.

The Company believes that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk.  Specifically, the cumulative gap analysis does not address loans at their floor rates that cannot reset as rates change and does not incorporate varying prepayment speeds as interest rates change.  The Company, therefore, relies more heavily on the dynamic simulation model to monitor and control interest rate risk.

Interest Rate Sensitivity

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with certificates of deposit and variable rate loans. Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Company has been positively affected by the decreasing interest rate market. Conversely, the Company would be negatively affected in an increasing rate environment.

The Company has generally been able to control exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Company has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowing, brokered certificates of deposit, and non-brokered wholesale certificates of deposit.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity.   That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.   The current net interest earnings at risk given a +/– 200 basis point rate shock is -7.56% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -5.99%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-7.56%	-5.99%
- 200 basis points	5.93%	2.54%

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

The Asset Liability Committee meets quarterly to monitor the investments, liquidity needs and oversee the asset-liability management. In between meetings of the Committee, management oversees the liquidity management.

Return on Equity and Assets

The following table sets forth key ratios for the periods ending March 31, 2006 and December 31, 2005.

	For The Three Months Ended March 31, 2006	For The Twelve Months Ended December 31, 2005

Annualized net income as a percentage of average assets	0.77%	0.92%
Annualized net income as a percentage of average equity	12.94%	16.53%
Average equity as a percentage of average assets	5.93%	5.55%
Dividends declared per share as a percentage of diluted net income per share	16.67%	10.00%

In 2006, the Company has grown its earning asset base, has widened its net interest margin, and has produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2006 the Company incurred significant increases in expenses associated with the increased retail branch network, increased investment in information technology and related consulting costs, increased administrative expenses, and the initial start up costs of EWM.  The combination of additional revenue combined with increases in operating expenses has led to an annualized net income as a percentage of average assets and an annualized net income as a percentage of average equity in 2006 that were approximately equal to 2005.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expenses.

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

Current Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods.  Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.  Prior to the January 1, 2006 adoption of SFAS No. 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.  The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.  See Note 5 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle.  This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period – specific or cumulative effects of the change.  SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard did not have a material effect on the financial condition, the results of operations or liquidity of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133.  SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that qualify special-purpose entity may hold.  This statement is effective for financial instruments acquired or issued after the beginning of the fiscal year 2007.  The Company doesn’t expect the adoption of this statement to have a material impact on the financial condition, results of operations or cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Changes in Internal Controls:

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART 2:  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.

Item 1A.     RISK FACTORS

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.     OTHER INFORMATION

None.

Item 6.     EXHIBITS

a)	Exhibits

	11.	Earnings per share (See Note 3 to the Consolidated Financial Statements of this report)

	31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

	31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC BANCORP, INC.
A California Corporation

Date: May 12, 2006	BY:	/s/ Kit M. Cole

Kit M. Cole
Chief Executive Officer
Principal Executive Officer

Date: May 12, 2006	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Earnings per share (See Note 3 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350