Form 10-Q
period 2006-06-30
Epic Bancorp
filed 2006-08-10
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94901
(Address of principal office)

Registrant’s telephone number: (415) 526-6400

851 Irwin Street, San Rafael, California 94901
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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of July 28, 2006: 3,692,666 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Epic Wealth Management.  These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5)  the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the  wealth management business; and, (7) other risks detailed in the Epic Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties.  Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

Moreover, wherever phrases such as or similar to “In Management’s opinion” or “Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events and, accordingly, such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

PART 1:  FINANCIAL INFORMATION

The information for the three and six months ended June 30, 2006 and June 30, 2005 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at June 30,  2006 and December 31, 2005 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1:	FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and cash equivalent:
Cash and due from banks	$4,608,610	$10,566,026
Federal funds sold	7,705,794	5,535,817
Investment in Money Market Fund	20	20

Total Cash and Cash Equivalents	12,314,424	16,101,863
Interest-bearing time deposits in other financial institutions	964,694	942,964
Investment securities
Available-for-sale	23,076,761	15,117,507
Held-to-maturity, at cost	25,165,885	28,844,341
Federal Home Loan Bank restricted stock, at cost	6,002,900	6,197,600
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	429,078,900	386,656,568
Less: Allowance for loan losses	(4,702,232)	(4,232,124)

	424,376,668	382,424,444
Bank premises and equipment, net	4,875,864	4,706,098
Accrued interest receivable	3,162,999	2,645,271
Other assets	5,006,504	4,808,780

Total Assets	$504,996,699	$461,838,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$17,556,644	$17,309,740
Interest-bearing checking deposits	7,803,787	7,519,133
Money market and saving deposits	155,467,176	148,372,182
Certificates of deposit greater than or equal to $100,000	104,977,780	58,855,694
Certificates of deposit less than $100,000	56,659,499	81,342,670

Total Deposits	342,464,886	313,399,419
Federal Home Loan Bank Advances	117,780,034	107,812,052
Junior Subordinated Debentures	13,403,000	10,310,000
Accrued interest payable and other liabilities	2,811,660	3,472,319

Total Liabilities	476,459,580	434,993,790

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,692,666 and 3,679,663 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	10,275,087	10,207,688
Paid-In-Capital	198,839	—
Retained earnings	18,405,115	16,899,835
Accumulated other comprehensive income/loss	(341,922)	(262,445)

Total Stockholders’ Equity	28,537,119	26,845,078

Total Liabilities and Stockholders’ Equity	$504,996,699	$461,838,868

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$8,225,153	$6,443,211	$15,676,678	$12,404,431
Interest on investment securities	462,402	479,555	886,684	984,693
Interest on Federal funds sold	36,289	15,947	112,392	36,244
Interest on other investments	85,132	74,181	157,173	138,337
Interest on deposits in other financial institutions	10,988	10,530	21,730	21,110

Total Interest Income	8,819,964	7,023,424	16,854,657	13,584,815

Interest Expense
Interest expense on deposits	3,129,182	1,738,444	5,799,321	3,209,229
Interest expense on borrowed funds	1,008,929	862,281	1,769,188	1,672,285
Interest expense on Junior Subordinated Debentures	231,721	180,933	446,380	344,917

Total Interest Expense	4,369,832	2,781,658	8,014,889	5,226,431

Net Interest Income Before Provision for Loan Losses	4,450,132	4,241,766	8,839,768	8,358,384
Provision for Loan Losses	327,319	198,939	470,107	558,567

Net Interest Income After Provision for Loan Losses	4,122,813	4,042,827	8,369,661	7,799,817

Noninterest Income
Gain on sale of loans, net	321,077	170,864	530,307	241,613
Loss on sale of securities, net	(1,820)	—	(1,820)	—
Loan servicing	32,882	16,014	65,195	37,463
Loan fees and other income	287,283	276,552	539,541	487,916

Total Noninterest Income	639,422	463,430	1,133,223	766,992

Noninterest Expenses
Salaries and benefits	2,160,477	1,401,166	4,167,674	2,804,765
Occupancy	355,557	303,226	696,532	610,972
Advertising	68,541	49,848	207,071	169,888
Professional	52,205	31,365	171,005	213,265
Data processing	89,058	169,765	196,038	267,619
Equipment and depreciation	197,722	91,979	384,590	171,786
Other administrative	358,922	561,864	800,537	909,366

Total Noninterest Expense	3,282,482	2,609,213	6,623,447	5,147,661

Income Before Income Taxes	1,479,753	1,897,044	2,879,437	3,419,148
Provision for Income Taxes	570,507	758,000	1,078,583	1,359,000

Net Income	$909,246	$1,139,044	$1,800,854	$2,060,148

Earnings Per Share
Basic	$0.25	$0.31	$0.49	$0.56

Diluted	0.24	$0.30	$0.49	$0.55

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2005	3,665,702	$10,159,239	$—	$—	$13,244,716	$(229,277)	$23,174,678
Stock options exercised	7,643	27,842	—	—	—	—	27,842
Cash Dividends	—	—	—	—	(220,527)	—	(220,527)
Comprehensive Income
Net Income for the period	—	—	—	$2,060,148	2,060,148	—	2,060,148
Unrealized security holding gains (net of $22,907 tax expense)	—	—	—	34,361	—	34,361	34,361

Total Comprehensive Income				$2,094,509

Balance, June 30, 2005	3,673,345	$10,187,081	$—		$15,084,337	$(194,916)	$25,076,502

Balance, January 1, 2006	3,679,663	$10,207,688	$—	—	$16,899,835	$(262,445)	$26,845,078
Stock options exercised	13,003	67,399	—	—	—	—	67,399
Cash Dividends	—	—	—	—	(295,574)	—	(295,574)
Stock-based compensation expense	—	—	198,839	—	—	—	198,839
Comprehensive Income
Net Income for the period	—	—	—	$1,800,854	1,800,854	—	1,800,854
Unrealized security holding losses (net of $53,673 tax benefit)	—	—	—	(80,468)	—	(80,468)	(80,468)
Less reclassification adjustment for realized holding losses (net of tax benefit of $689)				991	—	991	991

Total Comprehensive Income				$1,721,377

Balance, June 30, 2006	3,692,666	$10,275,087	$198,839		$18,405,115	$(341,922)	$28,537,119

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,

	2006	2005

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,800,854	$2,060,148
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	390,371	236,339
Provision for loan losses	470,107	558,567
Change in unearned income, net of amortization	613,865	350,132
Change in loan servicing asset, net of amortization	62,743	8,178
Net amortization of premiums on investment securities	142,312	300,224
Amortization of deferred compensation—stock options	198,839	—
FHLB stock dividends	(150,100)	(137,900)
Net change in accrued interest receivable and other assets	(725,210)	(578,652)
Net change in accrued interest payable and other liabilities	(660,659)	163,918

Net Cash Provided By Operating Activities	2,143,122	2,960,954

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(43,036,196)	(50,803,611)
Principal reduction in securities available-for-sale	1,890,564	3,438,762
Principal reduction in securities held-to-maturity	3,575,889	6,389,641
Purchase of investment securities available-for-sale	(12,058,145)	—
Sale of investment securities available-for-sale	2,036,120	—
Net change in interest earning deposits	(21,730)	78,262
Redemption of Federal Home Loan Bank stock	344,800	504,800
Purchase of property and equipment	(560,137)	(1,161,938)

Net Cash Used By Investing Activities	(47,828,835)	(41,554,084)

Cash Flows From Financing Activities
Net increase in deposits	$29,065,467	$21,839,504
Net change in FHLB advances	9,967,982	2,848,890
Issuance of Junior Subordinated Debentures	3,093,000	—
Stock options excercised	67,399	27,842
Dividends paid	(295,574)	(220,527)

Net Cash Provided By Financing Activities	41,898,274	24,495,709

Net (Decrease) in Cash and Cash Equivalents	(3,787,439)	(14,097,421)
Cash and Cash Equivalents, Beginning of Period	16,101,863	21,730,552

Cash and Cash Equivalents, End of Period	$12,314,424	$7,633,131

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$8,181,763	$5,535,700

Income taxes paid	$1,661,700	$1,175,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$(79,477)	$34,361

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:	Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).  All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of June 30, 2006, the Company has no outstanding standby Letters of Credit, approximately $24,274,000 in commitments to fund commercial real estate, construction, and land development loans, $16,499,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $8,184,000 in other unused commitments.   As of December 31, 2005, the Company had no outstanding standby Letters of Credit, approximately $18,522,000 in commitments to fund commercial real estate, construction, and land development loans, $16,710,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $4,752,000 in other unused commitments.

At June 30, 2006 and December 31, 2005, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net Income	$909,246	$1,139,044	$1,800,854	$2,060,148

Weighted average shares:
Basic weighted average number of common shares outstanding	3,692,666	3,673,345	3,689,982	3,672,215
Dilutive effect of stock options	20,662	81,649	18,312	94,198

Diluted weighted average number of common shares outstanding	3,713,328	3,754,994	3,708,294	3,766,413

Net income per common share:
Basic	$0.25	$0.31	$0.49	$0.56
Diluted	$0.24	$0.30	$0.49	$0.55

NOTE 4:	Stock Options

The Company maintains an employee stock option and stock appreciation right plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or to be paid the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006.  The 2006 Plan terminates in 2016 and provides for a maximum of 27,000 shares (524,923 after stock splits and a revision to the original plan) of the Company’s common stock. Options are issued at the fair market value of the stock at the date of grant.  Options expire ten years from the grant date.  Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors.  Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “Director’s Plan”). The Director’s Plan was established in 2003 and terminates in 2013.  The Director’s Plan provides for the grant of options for up to 67,000 shares of Company common stock, subject to adjustment upon certain events, such as stock splits.  However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Director’s Plan or any other stock option plan of the Company and the total number of shares provided for stock bonus of similar plan of the Company exceed thirty percent (30%) of its then outstanding shares of common stock. Options are issued at the fair market value of the stock at the date of grant.  The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as of a director.

A summary of activity for the Company’s options for the three and six months ended June 30, 2006 is presented below.

	For the Three Months Ended June 30, 2006				For the Six Months Ended June 30, 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	468,246	$12.02	—	—	505,909	$11.97	—	—
Granted	—	$—	—	—	5,000	$13.90	—	—
Cancelled/forfeited	4,503	$13.02	—	—	34,163	$13.98	—	—
Exercised	—	$—	—	—	13,003	$5.29	$120,968	—

Options outstanding, end of quarter	463,743	$12.01	$1,195	7.64	463,743	$12.01	$1,195	7.64

Exercisable (vested), end of period	224,220	$10.49	$919,984	6.86	224,220	$10.49	$919,984	6.86

As of June 30, 2006 there was $969,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 4.1 years.

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

SFAS No. 123R requires that an estimate of future forfeitures be made and that compensation cost be recognized only for shares that are expected to vest.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.

For the three and six months ended June 30, 2006, the Company’s net income would have been $1,004,000 and $1,927,000, respectively, and diluted earnings per share would have been $0.27 and $0.52, respectively, if it had continued to account for share-based payments under Opinion 25.  The impact on net income for the three and six months ended June 30, 2006 are primarily attributed to the prospective application of accounting for share-based payment awards with terms that accelerate vesting on expense recognition of previously unvested stock options.

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  For the six months ended June 30, 2006, $67,000 is the proceeds from exercise of stock options and $199,000 is the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the Company’s stock.  The Bank recognized option forfeitures as they occurred.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Risk-free interest rate	—	4.53%
Expected dividend yield	—	0.863%
Expected life in years	—	7.00
Expected price volatility	—	27.18%

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

Pro forma information regarding net income and earnings per share for the three and six months ended June 30, 2005 is presented below as if the Company has accounted for all stock-based compensation under the fair value method of SFAS No. 123R.  The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the period indicated.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income:
As reported	$1,139,044	$2,060,148
Deduct: Incremental share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(63,273)	(68,924)

Pro forma net income	$1,075,771	$1,991,224

Weighted Average Shares Outstanding - Basic	3,673,345	3,672,215
Weighted Average Shares Outstanding - Diluted	3,754,994	3,766,413
Basic Earnings per share
As reported	$0.31	$0.56
Pro forma	$0.30	$0.55
Earnings per share - assuming dilution
As reported	$0.30	$0.55
Pro forma	$0.29	$0.53

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company focuses on serving high-net worth consumers and small businesses in its market area.  Through its network of the Tamalpais banking offices and EWM, the Company offers client-centered personalized services to enable its customers to reach their lifetime personal and financial goals. In addition to investment advice and financial planning, the Company offers through its Bank, a wide complement of lending and deposit products to help facilitate clients’ financial planning.

The Bank attracts deposits from the Marin County community by offering a friendly differentiated branch environment, convenience, competitive interest rate products and value-added consumer services.  The Company also strives to add value for its shareholders by optimizing its net interest margin and expanding the volume of its earning assets.  In the past five years, the Company has grown significantly; however, its business is subject to various risks.

General

The consolidated Company is comprised of four entities, Epic Bancorp, and its wholly owned subsidiaries, the Bank and EWM.  San Rafael Capital Trust I and II (the “Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2002 and 2006, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 and $3.1 million, respectively, of junior subordinated debentures are so reflected.

The Company is headquartered in Marin County, CA, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau, Wikipedia and HUD. Marin County has $7.9 billion in total deposits as of June 30, 2005 according to data from the FDIC.

During the past several years, the Company has adopted a business strategy of developing a community-based high-net worth banking approach as a mean of increasing market share in Marin County and increasing shareholder value.  The Company’s strategy of providing financial services to business owners and high-net worth families incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan, deposit products and investment management to its constituency.  Directors and employees of the Company maintain a high level of community and visibility within the community’s high-net worth and not-for-profit sector.  This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	building relationships through wealth management services in the high-net worth community of Marin County;
•	offering consultation and planning services, delivered in a personalized, non-intimidating way;
•	targeting the market of high-net worth households and business owners with liquid assets of $1 to $10 million;
•	providing fee-based investment advisory, asset management, and financial planning services;
•

tailoring loan and deposit products such as commercial and multifamily mortgages, business and personal loans and lines of credit, and cash management services to small-to-medium sized business and high-net worth individuals;

•	increasing fee income to a greater portion of total revenue than historically generated;
•	utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses; and,
•	providing financial planning and investment education to the customer facing staff of Tamalpais Bank and EWM.

As an integral element in its strategic plan to increase market share in Marin County and to further service its high-net worth customer base, the Company established EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940.  EWM provides investment management, financial planning and advice to high-net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focuses on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.  The Company has identified at least nine areas that satisfy this criterion.  The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and will open one new branch in August 2006 in Tiburon/Belvedere, California.  The Company intends to open at least two more branches in Marin County in the upcoming years.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2006, the Company reported on a consolidated basis, net income of $909,000 as compared to $1,139,000 for the three months ended June 30, 2005, a decrease of 20.2%.  Diluted earnings per share were $0.24 for the three months ended June 30, 2006 as compared to $0.30 for the three months ended June 30, 2005.

For the six months ended June 30, 2006, the Company reported on a consolidated basis, net income of $1,801,000 as compared to $2,060,000 for the six months ended June 30, 2005, a decrease of 12.6%.  Diluted earnings per share were $0.49 for the six months ended June 30, 2006 as compared to $0.55 for the six months ended June 30, 2005.

The decrease in net income for the three and six months ended June 30, 2006 over the prior year period was primarily the result of the following:

•

Non-interest expense for the three and six months ended June 30, 2006 increased $673,000, or 25.8% and $1,476,000, or 28.7%, respectively over the same period last year.  In the first and second quarter 2006 there was a $95,000 and $126,000 expense, respectively, included for stock-based compensation and the first and second quarter of 2005 did not reflect such an expense.  Additionally, there was an increase in the number of employees in the first and second quarter of 2006 over the same periods in 2005.  New staff was added in the Bank’s retail branches and SBA lending department, and in Company-wide support functions as a result of growth in the operations of the Company.  The Company continues to invest significant resources in relatively new retail branches, enhanced information technology, the operations of Epic Wealth Management, and other infrastructure investments to position the Company for anticipated future growth.

Partially offsetting the non-interest expense increases, which had a negative impact on net income, were increases in net interest income and non-interest income as follows.

•

For the three and six months ended June 30, 2006, net interest income before provision for loan losses increased by $208,000, or 4.9% and $481,000, or 5.8%, respectively, over the same period last year.  The increases in net interest income was largely due to the increased earning asset base partially offset by a decreased net interest margin from 3.91% to 3.76% for the three months and from 3.85% to 3.80% for the six months and increases in deposit interest expense of 80.0% and 80.7%, respectively, for the three and six months ended June 30, 2006 over the same period last year.  The deposit expenses increases are primarily due to the growth of the Bank’s deposit portfolio and a rising interest rate environment.  Average total interest earning assets increased by $40,248,000, or 9.3% to $475,144,000 for the three months ended June 30, 2006 over the same period last year.  Average total interest earning assets increased by $30,767,000, or 7.1% to $463,972,000 for the six months ended June 30, 2006 over the same period last year.

•

For the three and six months ended June 30, 2006, non-interest income increased $176,000, or 38.0% and $366,000, or 47.7%, respectively, over the same period last year.  These increases are primarily attributable to a $150,000 and $289,000, respectively, increase in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during the first and second quarter of 2006.  Additionally, the gross investment advisory services fee income generated by EWM increased $7,000 and $63,000, respectively, for the three and six months ended June 30, 2006 as compared to the corresponding period in the prior year.

For the three months ended June 30, 2006, the Bank’s return on average assets (“ROA”) was 0.75% compared to 1.02% for the same period in 2005 and the Bank’s return on average equity (“ROE”) was 12.80% as compared to 18.39% for the same period in 2005.  For the six months ended June 30, 2006, the Bank’s ROA was 0.76% compared to 0.93% for the same period in 2005 and the Bank’s ROE was 12.87% as compared to 16.98% for the same period last year.  Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit and loan penetration in Marin County.

As of June 30, 2006, consolidated total assets were $504,997,000 as compared to $461,839,000 at December 31, 2005, which represents an increase of 9.3%.  Contributing to the growth of assets in the first six months of 2006 as compared to the same period prior year was an increase of $42,422,000, or 11.0% in gross outstanding loans.  The increase in loans was funded in part by a shift of the funds from other earning assets, including Federal funds sold and investment securities, as well as increases in deposits.  Total investment securities increased by $4,281,000, or 9.7% during the six months ended June 30, 2006.  Total deposits increased $29,065,000, or 9.3% from December 31, 2005 to June 30, 2006.  Stockholder’s equity increased $1,692,000, or 6.3% to $28,537,000 as of June 30, 2006 from $26,845,000 as of December 31, 2005.  FHLB advances increased $9,968,000, or 9.3% from December 31, 2005 to June 30, 2006.

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

The following sets forth average daily balances of assets, liabilities, and shareholders’ equity as of June 30, 2006 and 2005, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the three and six months ended June 30, 2006 and 2005.

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Three Months Ended

	6/30/06			6/30/05

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$46,838	$462	3.96%	$55,659	$480	3.46%
Other investments	6,024	85	5.66%	6,521	74	4.55%
Interest bearing deposits in other financial institutions	1,123	11	3.93%	916	11	4.82%
Federal funds sold	2,926	36	4.93%	2,163	16	2.97%
Loans (2)	418,233	8,225	7.89%	369,637	6,443	6.99%

Total Interest Earning Assets	475,144	8,819	7.44%	434,896	7,024	6.48%
Allowance for loan losses	(4,515)			(4,006)
Cash and due from banks	4,915			5,796
Net premises, furniture and equipment	4,723			3,083
Other assets	5,839			4,822

Total Assets	$486,106			$444,591

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,030	11	0.63%	$7,555	12	0.64%
Savings deposits (3)	160,968	1,575	3.92%	119,550	686	2.30%
Time deposits	145,506	1,543	4.25%	140,706	1,041	2.97%
Other borrowings	112,425	1,009	3.60%	123,478	862	2.80%
Junior Subordinated Debentures	10,826	231	8.56%	10,310	181	7.04%

Total Interest Bearing Liabilities	436,755	4,369	4.01%	401,599	2,782	2.78%
Noninterest deposits	17,627			15,368
Other liabilities	3,317			2,845

Total Liabilities	457,699			419,812
Shareholders’ Equity	28,407			24,779

Total Liabilities and	$486,106			$444,591

Shareholders’ Equity

Net interest income		$4,450			$4,242

Net interest spread (4)			3.43%			3.70%
Net interest margin (5)			3.76%			3.91%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Six Months Ended

	6/30/06			6/30/05

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$46,127	$887	3.88%	$58,395	$985	3.40%
Other investments	6,064	157	5.22%	6,559	138	4.24%
Interest bearing deposits in other financial institutions	1,122	22	3.95%	935	21	4.53%
Federal funds sold	4,961	112	4.55%	2,731	36	2.66%
Loans (2)	405,698	15,677	7.79%	364,585	12,404	6.86%

Total Interest Earning Assets	463,972	16,855	7.33%	433,205	13,584	6.32%
Allowance for loan losses	(4,397)			(3,920)
Cash and due from banks	5,464			5,728
Net premises, furniture and equipment	4,699			2,922
Other assets	5,757			4,469

Total Assets	$475,495			$442,404

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,062	22	0.63%	$7,775	26	0.67%
Savings deposits (3)	160,735	2,940	3.69%	122,992	1,324	2.17%
Time deposits	141,930	2,838	4.03%	134,618	1,859	2.78%
Other borrowings	106,256	1,769	3.36%	125,385	1,672	2.69%
Junior Subordinated Debentures	10,569	446	8.51%	10,310	345	6.75%

Total Interest Bearing Liabilities	426,552	8,015	3.79%	401,080	5,226	2.63%
Noninterest deposits	17,609			14,453
Other liabilities	3,345			2,611

Total Liabilities	447,506			418,144
Shareholders’ Equity	27,989			24,260

Total Liabilities and	$475,495			$442,404

Shareholders’ Equity

Net interest income		$8,840			$8,358

Net interest spread (4)			3.54%			3.69%
Net interest margin (5)			3.84%			3.89%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

For the three and six months ended June 30, 2006, the Bank’s net interest income before the provision for loan losses increased $208,000, or 4.9% and $481,000, or 5.8%, respectively, over the same periods for 2005.  These increases are attributable to growth in average interest earning assets of $40,248,000 and $30,767,000, respectively, for the three and six months ended June 30, 2006.  In 2006, net interest income was positively affected by a shift in the mix of asset balances from lower yielding Federal funds sold, interest bearing deposits in other financial institutions and securities to higher-yielding loans.

For the three month period ended June 30, 2006, the Bank’s yield on interest earning assets increased from 6.48% to 7.44%, and the yield on its loan portfolio increased by ninety basis points from 6.99% to 7.89%.  The yield on the Bank’s Federal funds sold increased from 2.97% to 4.93% for the three month period ended June 30, 2006 as compared to the same period prior year.  The increase in the Federal funds sold yield is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings).  The yield on loans increased for the three month period ended June 30, 2006 as a result of these rate increases.

For the six month period ended June 30, 2006, the Bank’s yield on interest earning assets increased from 6.32% to 7.33%, and the yield on its loan portfolio increased by ninety three basis points from 6.86% to 7.79%.  The yield on the Bank’s Federal funds sold increased from 2.66% to 4.55% for the six month period ended June 30, 2006 as compared to the same period prior year.  The increase in the Federal funds sold yield is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings).  The yield on loans increased for the six month period ended June 30, 2006 as a result of these rate increases.

The rate paid on interest bearing liabilities increased from 2.78% to 4.01% when comparing the three month period ended June 30, 2006 versus the same period a year ago.  This is primarily the result of the aforementioned changes in market interest rates originating from actions taken by the Federal Reserve during 2005 and in 2006.  For the three month period ending June 30, 2006 the Bank achieved a net interest margin of 3.76%, down from 3.91% experienced for the same period a year ago.

For the six month period ended June 30, 2006, the rate paid on interest bearing liabilities increased from 2.63% to 3.79% as compared to the same period a year ago.  This is primarily the result of the aforementioned changes in market interest rates originating from actions taken by the Federal Reserve during 2005 and in 2006.  For the six month period ending June 30, 2006 the Bank achieved a net interest margin of 3.84%, down from 3.89% experienced for the same period a year ago.

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

	Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$(393)	$295	$(98)
Other investments	(27)	46	19
Interest-bearing deposits	7	(6)	1
Federal Funds Sold	41	35	76
Loans	1,485	1,786	3,271

	1,113	2,156	3,269
Increase/(decrease) in
Interest Expense
Interest-bearing checking	$(2)	$(2)	(4)
Savings deposits	493	1,122	1,615
Time Deposits	106	873	979
FHLB and other borrowings	(601)	698	97
Junior Subordinated Debentures	9	92	101

	5	2,783	2,788
Increase/(decrease) in

Net Interest Income	$1,108	$(627)	$481

Non-interest Income

Non-interest income is comprised of gain on sale of loans, loss on sale of securities, loan servicing and loan fees and other income.   Non-interest income for the three and six months ended June 30, 2006 was $639,000 and $1,133,000, respectively, an increase of $176,000, or 38.0% and $366,000, or 47.7% from the same period in 2005.

For the three months ended June 30, 2006, the gain on sale of loans increased $150,000, or 87.9% and was primarily attributable to the $2,677,000 sale of the government guaranteed portion of six Small Business Administration (“SBA”) loans versus the sale of $2,363,000 of the government guaranteed portion of three SBA loans for the same period prior year.  Loan servicing for the first three months in 2006 was $33,000, representing an increase of $17,000, or 105.3% over the same period the prior year.  This increase is primarily the result of an increase in the number of loans that the Bank is servicing.

For the first six months of 2006, the gain on sale of loans increased $289,000, or 119.5% and was primarily due to the $5,242,000 sale of the government guaranteed portion of nine Small Business Administration (“SBA”) loans versus the sale of $3,243,000 of the government guaranteed portion of six SBA loans for the same period prior year.  Loan servicing for the first six months in 2006 was $65,000, representing an increase of $28,000, or 74.0% over the same period the prior year.  This increase is primarily the result of an increase in the number of loans that the Bank is servicing.

Loan fees and other income increased for the three and six month period ending June 30, 2006 as compared to the same period prior year of $11,000, or 3.9% and $52,000, or 10.6%, respectively.   These increases are primarily attributable to the Company establishing a new subsidiary, EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940, which provides wealth management services inclusive of investment management and financial planning to high-net worth individuals and their families.  In the first three months of 2006, EWM generated investment and advisory services fee income of $153,000 as compared to fee income of $146,000 for the same period prior year.  In the first six months of 2006, EWM generated investment and advisory services fee income of $301,000 as compared to fee income of $238,000 for the same period prior year.  Partially offsetting these increases was a reduction in Registered Investment Advisory Services fee income of $18,750 and $37,500, respectively, for the three and six months ended June 30, 2006 as a result of the amortization of the cost of the agreement with EWM and Kit M. Cole, Executive Chairman of the Company.

As of June 30, 2006, EWM had approximately $257 million in assets under management of which $48 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2006; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2006 or that it will be profitable on a stand-alone basis.   The remaining increase of $134,000 and $239,000 from 2005 to 2006 in loan fees and other income primarily relates to the growth of the Bank.

EWM has required capital infusions from the Company.  For the first three and six months of 2006, capital infusions totaled $185,000 and $436,000, respectively, versus $404,000 and $0 of capital infusions for the same period prior year.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses.  The Company’s non-interest expense for the three and six month period ended June 30, 2006 was $3,282,000 and $6,623,000 representing an increase of 25.8% and 28.7%, respectively, as compared with the same periods in 2005.

Salaries and employee benefits is the largest component of non-interest expense.  For the first and second quarters of 2006, salaries and benefits increased by $759,000, or 54.2% and $1,363,000, or 48.6%, respectively, primarily due to the Bank hiring staff for its retail branches including the opening of one new full-service branch in 2005 and the opening of two new loan production centers, the Company hiring additional staff to support the longer term growth of the Company, and EWM hiring staff to begin its operations.  The number of full time equivalent employees increased to 78 up from 61 at June 30, 2005.  Additionally, there were regular salary adjustments and higher medical benefits and workers’ compensation costs for the first and second quarter in 2006 versus the first and second quarter in 2005.

For the first three and six months of 2006, an increase of $52,000, or 17.3% and $86,000, or 14.0%, respectively, in occupancy and equipment costs is largely due to the Company, Bank and EWM occupying new leased spaces which includes the addition of the Bank’s Corte Madera branch which opened in September 2005, the Tiburon/Belvedere branch scheduled to open in 2006, and the new lease the Bank signed which consolidates the loan, executive and administrative personnel in one facility.  Additionally, there were annual rent increases in the branch and administrative facilities.

For the first three and six months of 2006, the increase of $19,000, or 37.5% and $37,000, or 21.9%, respectively, in advertising costs are largely due to the growth of the Bank and the different campaigns that the Bank as well as EWM held during the quarter.

Professional services increased $21,000, or 66.4% and decreased $42,000, or 19.8% in the first three and six months of 2006, respectively, compared with the same periods prior year.  The increase in the first three months of 2006 is primarily attributable to an increase in a timing difference related to bills for audit and tax services.   The decrease for the six months ended 2006 are primarily attributable to lower outside consulting fees and CPA audit and tax services.  The Company went through a data processing conversion in 2005 and more expenses were incurred in 2005 as a result of this conversion for outside consulting fees.

Data processing costs for the three and six months of June 30, 2006 decreased $81,000, or 47.6% and $72,000, or 26.9% from the same period prior years, respectively.  The decreases are largely attributable to the core data processing systems conversion which occurred in July 2005 from FPS Gold, of Provo, Utah to OSI, of Glastonbury, Connecticut.

For the three and six months ending June 30, 2006, increases of $106,000, or 115.0% and $213,000, or 123.9%, respectively, in depreciation and amortization expenses are primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses decreased $203,000, or 36.1% and $109,000, or 12.0% for the three and six months ending June 30, 2006 as compared to the same period prior year.

The Bank’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was at 64.5% and 66.4% for the three and six months ending June 30, 2006 versus 55.5% and 56.4% for the same periods prior year.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Six Months Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent
	June 30, 2006	June 30, 2005

	(Dollars in thousands)
Salaries and benefits	$4,168	$2,805	$1,363	48.6%
Occupancy	697	611	86	14.1%
Advertising	207	170	37	21.8%
Professional	171	213	(42)	-19.7%
Data processing	196	268	(72)	-26.9%
Equipment and depreciation	384	172	212	123.3%
Other administrative	800	909	(109)	-12.0%

Total	$6,623	$5,148	$1,475	28.7%

Income Taxes

Income tax expense for the three and six month period ended June 30, 2006 amounted to $571,000 and $1,079,000, respectively, which represents decreases of $187,000, or 24.7% and $280,000, or 20.6%, respectively, over the amounts incurred for the same periods in 2005, producing effective tax rates of 38.6% and 37.5%, respectively.  The decreases in income tax expenses are primarily attributable to decreased pre-tax incomes.

FINANCIAL CONDITION

Loans

Loans, net, increased by $41,952,000, or 11.0% as of June 30, 2006 as compared to December 31, 2005.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with several specialty lending and depository services.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of loan types, borrowers, collateral and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At June 30, 2006		At December 31, 2005

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$19,128	4.5%	$16,995	4.4%
Multifamily residential	123,085	28.7	121,176	31.3
Commercial real estate	209,132	48.7	183,288	47.4
Land	7,674	1.8	9,777	2.5
Construction real estate	36,876	8.6	26,003	6.7
Consumer loans	2,137	0.5	2,785	0.7
Commercial, non real estate	29,444	6.9	24,725	6.4

Total gross loans	427,476	99.6	384,749	99.5
Net deferred loan costs	1,603	0.4	1,907	0.5

Total loans receivable, net of deferred loan costs	$429,079	100%	$386,656	100%

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

Outstanding loan commitments at June 30, 2006 and December 31, 2005 primarily consisted of un-disbursed construction loans and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  The Bank does not have any concentrations in the loan portfolio by industry or group of industries; however as of June 30, 2006 and December 31, 2005, approximately 92.3% and 92.4%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing multifamily and commercial real estate loans over the last several years and seeks real estate collateral when possible.

During the second quarter of 2006, the Company purchased $16.6 million of participated construction loans.  These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consisted of fifty participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.  As of June 30, 2006, the remaining balance of the participated loans was $5.6 million.  The Bank has replaced these loans with internally originated loans.

The following table sets forth the maturity and repricing distribution of the loans outstanding as of June 30, 2006.  At those dates, the Company had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.  As of June 30, 2006, the entire loan portfolio was primarily comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 67.8% reprice within one year, 4.1% reprice within one to two years, 5.3% reprice within two to three years, 3.1% reprice within three to four years, 13.3% reprice within four to five years, and 6.4% reprice within five to seven years.

	Maturing/ Repricing Within One Year	Maturing/ Repricing One to Five Years	Maturing/ Repricing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$13,819	$4,832	$477	$19,128
Multifamily residential	83,146	32,127	7,812	123,085
Commercial real estate	117,260	72,939	18,933	209,132
Land	7,674	—	—	7,674
Construction real estate	36,761	115	—	36,876
Consumer loans	2,137	—	—	2,137
Commercial, non real estate	29,444	—	—	29,444

Total	$290,241	$110,013	$27,222	$427,476

Loans with predetermined interest rates	—	945	158	1,103
Loans with floating or adjustable interest rates	290,241	109,068	27,064	426,373

	$290,241	$110,013	$27,222	$427,476

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through June 30, 2006, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	June 30, 2006	December 31, 2005

	(Dollars in thousands)
Non-accrual loans	$—	$35
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$—	$35

Nonperforming assets as a percent of total loans	0.00%	0.01%
Nonperforming assets as a percent of total assets	0.00%	0.01%

As of June 30, 2006, there were no loans on non-accrual status but there were 2 loans totaling $694,000 that have a higher than normal risk of loss and have been classified as substandard. Substandard loans that are still performing include a $532,000 land loan and a $162,000 commercial real estate loan both located in the Bank’s primary market areas. In addition, approximately $4,390,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are closely monitored. These loans have been categorized as Special Mention. As of June 30, 2006, approximately $2,449,000 were construction loans, $751,000 were multifamily loans, $1,053,000 were commercial real estate loans and $136,000 were non-real estate commercial loans. As of December 31, 2005, there was one loan classified as non-accrual which paid off in March 2006 with full collection of principal and interest.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	June 30, 2006	December 31, 2005

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$—	$842
Loans delinquent 90 days of more and accruing	—	—

Total performing delinquent loans	$—	$842

As of 6/30/06, there were no loans which were delinquent but still accruing.

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three month period ended June 30, 2006, the provision for loan losses was $327,000 as compared to $199,000 for the same period in 2005.  This represents an increase of $128,000, or 64.5% from 2005 to 2006.  For the six month period ended June 30, 2006, the provision for loan losses was $470,000 as compared to $559,000 for the same period in 2005.  This represents a decrease of $88,000, or 15.8% from 2005 to 2006.  There were no charge-offs of loans nor were there any recoveries on previously charged-off loans for the three and six months ended June 30, 2006 and 2005.

At June 30, 2006 and December 31, 2005, the allowance for loan losses was 1.10% and 1.09% of loans outstanding, respectively.  There were no nonperforming loans as of June 30, 2006, and the ratio of the allowance for loan losses to nonperforming loans was 12,092% as of December 31, 2005.  Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the six months ended June 30, 2006	For the twelve months ended December 31, 2005

	(Dollars In Thousands)
Loans Outstanding, Period End	$429,079	$386,657
Average amount of loans outstanding	405,698	371,024
Period end nonperforming loans outstanding	—	35
Loans Loss Reserve Balance, Beginning of Period	$4,232	$3,600
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	470	632

Allowance for Loan and Lease Loss, End of Period	$4,702	$4,232

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet the liquidity and loan requirements, the Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of June 30, 2006 and December 31, 2005, the carrying values of securities pledged were $48,243,000 and $43,962,000, respectively, representing the entire investment securities portfolio. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet the overall liquidity requirements.

As of June 30, 2006 and December 31, 2005, the investment portfolio consisted of mortgage-backed securities and agency securities. The Company also owned $6,003,000 and $6,198,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of June 30, 2006 and December 31, 2005, respectively. Interest-bearing time deposits in other financial institutions amounted to $965,000 and $943,000, respectively, as of June 30, 2006 and December 31, 2005.

At June 30, 2006, $25,166,000 of the securities were classified as held-to-maturity and $23,077,000 of the securities were classified as available-for-sale. At December 31, 2005, $28,844,000 of the securities were classified as held-to-maturity and $15,118,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the investment securities, held as of the dates indicated, and the weighted average yields:

	As of June 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,700	$—	$(533)	$15,167

U.S. Agency Securities	$3,990	$—	$(38)	$3,952

Collateralized Mortgage Obligation	$3,957	$3	$(2)	$3,958

Held-to-maturity
Mortgage backed securities	$25,166	$12	$(821)	$24,357

	As of December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,555	$—	$(437)	$15,118

Held-to-maturity
Mortgage backed securities	$28,844	$24	$(695)	$28,173

	As of June 30, 2006		As of December 31, 2005

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,167	3.68%	$15,555	3.34%

U.S. Agency Securities	$3,952	5.10%	$—	—

Collateralized Mortgage Obligation	$3,958	6.11%	$—	—

Held-to-maturity
Mortgage backed securities	$25,166	3.78%	$28,844	3.76%

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  As of June 30, 2006, the Bank had a deposit mix of 45% of money market and savings deposits, 17% in time deposits less than $100,000, 31% in time deposits greater than $100,000, 5% in non-interest-bearing checking deposits, and 2% in interest-bearing checking deposits.  At December 31, 2005, the Bank had a deposit mix of 47% money market and saving accounts, 26% in time deposits less than $100,000, 19% in time deposits greater than $100,000, 6% in interest-bearing checking deposits, and 2% in non-interest-bearing checking deposits.  Included in the deposit totals were $17,748,000 (5.2% of deposits) and $15,500,000 million (4.9% of deposits) of brokered deposits and $24,253,000 (4.9% of deposits) and $7,900,000 million (2.5% of deposits) in non-brokered wholesale certificates of deposits as of June 30, 2006 and December 31, 2005, respectively.

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

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004.  As of June 30, 2006 Reserve Fund deposits were $15,000,000 as compared to deposit balance of $11,700,000 as of December 31, 2005.  The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of June 30, 2006 the rate was 5.39% as compared to a rate of 4.45% as of December 31, 2005.

During the second quarter 2006, the Bank obtained a $15,000,000 time deposit from the State of California through the State Treasurer.   The time deposit bears interest at the rate of 4.86% which is payable at the end of each quarter and at maturity on August 3, 2006.  Assets pledged as collateral to the State consisted of $36.4 million of the investment securities portfolio as of June 30, 2006.

In an effort to expand the Company’s market share, we are continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004 and one new branch in 2005.  One new branch will be opened in Tiburon/Belvedere, California in August 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	June 30, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$17,557	0.00%	$17,310	0.00%
Interest-bearing checking deposits	7,804	0.72%	7,519	0.30%
Money Market and savings deposits	155,467	4.11%	148,371	3.38%
Certificates of deposit over $100,000	104,978	4.48%	58,856	3.56%
Certificates of deposit less $100,000	56,659	4.31%	81,343	3.69%

Total deposits	$342,465	3.97%	$313,399	3.23%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	June 30, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$119,636	4.27%	$116,786	3.80%
Brokered certificates of deposit	17,748	4.10%	15,492	2.68%
Non-brokered wholesale certificates of deposit	24,253	4.87%	7,921	3.06%

Total certificates of deposits	$161,637	4.34%	$140,199	3.63%

The following schedule shows the maturity of the time deposits as of June 30, 2006:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$36,317	4.47%	$16,808	3.99%
Over 3 through 6 months	20,315	4.06%	9,709	4.29%
Over 6 through 12 months	43,585	4.70%	25,208	4.50%
Over 12 months through 2 years	3,362	4.38%	3,882	4.50%
Over 2 through 3 years	507	4.46%	747	4.46%
Over 3 through 4 years	102	4.65%	107	4.58%
Over 4 through 5 years	790	4.93%	198	5.22%

Total	$104,978	4.49%	$56,659	4.31%

Borrowed Funds

The Company has secured advances from the Federal Home Loan Bank at June 30, 2006 and December 31, 2005 amounting to $117.8 million and $107.8 million, respectively, a 9.2% increase.  FHLB borrowings increased in the second quarter of 2006 partially as a result to fund the acquisition of the pool of construction loans.  As of June 30, 2006, unused borrowing capacity at the FHLB was $89.8 million.  Assets pledged as collateral to the FHLB consisted of $356.2 million of the loan portfolio and $25.2 million of the investment securities portfolio as of June 30, 2006.  Assets pledged as collateral to the FHLB consisted of $308.9 million of the loan portfolio and $44.0 million of the investment securities portfolio as of December 31, 2005.  The advances have been outstanding at varying levels during the three and six months ended June 30, 2006.

Total interest expense on FHLB borrowings for the three and six month period ended June 30, 2006 was $1,009,000 and $1,769,000 respectively, representing a $147,000 and $97,000 increase from the same periods prior year.

On occasion the Company will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of June 30, 2006, the maturities of the advances substantially occur in 2006 and 2007, with comparatively smaller amounts maturing in 2008.  In the first three and six months of 2006, both short term and long term FHLB borrowings have been used to fund growth and as a means of reducing interest rate risk.

The following table sets forth certain information regarding the FHLB advances at or for the dates indicated:

	At June 30, 2006		At December 31, 2005

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$47,810	4.65%	$22,520	3.19%
Over 3 through 6 months	11,500	2.81%	10,612	2.17%
Over 6 through 12 months	19,000	3.06%	23,000	2.59%
Over 12 months through 2 years	27,470	3.42%	38,680	3.21%
Over 2 through 3 years	10,000	4.17%	13,000	3.60%
Over 3 through 4 years	2,000	4.67%	—	—

Total	$117,780	3.89%	$107,812	3.02%

	At or for the six months ended June 30, 2006	At or for the twelve months ended December 31, 2005

FHLB advances:
Average balance outstanding	$106,256	$120,720
Maximum amount outstanding at any month-end during the period	132,611	130,068
Balance outstanding at end of period	117,780	107,812
Average interest rate during the period	3.32%	2.71%
Average interest rate at end of period	3.79%	3.02%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 3.65%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the second quarter 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures.  The securities mature on September 1, 2036 but are callable after September 1, 2011.  The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 bps.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.  Interest expense attributable to both debentures during the three and six months of 2006 was $232,000 and $446,000, respectively, as compared to $181,000 and $345,000, respectively, for the same periods prior year.

Capital Resources

Stockholders’ equity was $28,537,000 as of the six months ended June 30, 2006 as compared to $26,845,000 as of December 31, 2005.  The increase was attributable to net income of $1,801,000, stock options exercised of $67,000 and amortization of deferred compensation – incentive stock options of $199,000 partially offset by $296,000 in dividends declared during the period and unrealized security holdings loss of $79,000.

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

As of June 30, 2006 and December 31, 2005, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of June 30, 2006:
Total capital to risk-weighted assets	$40,249	10.2%	$31,568	8.0%	$39,460	10.0%
Tier 1 capital to risk-weighted assets	40,569	9.2%	17,639	4.0%	26,458	6.0%
Tier 1 capital to average assets	45,271	8.4%	21,558	4.0%	26,947	5.0%
As of December 31, 2005:
Total capital to risk-weighted assets	$35,935	10.1%	$28,351	8.0%	$35,439	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	40,414	7.9%	20,463	4.0%	25,578	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company had $17,748,000 of “brokered deposits” as of June 30, 2006 and $15,492,000 of brokered deposits as of December 31, 2005.  In addition to brokered deposits, there were $24,253,000 in non-brokered wholesale deposits and $117,780,000 in FHLB borrowings as of June 30, 2006, as compared to $7,921,000 in non-brokered wholesale deposits and $107,812,000 in FHLB borrowings as of December 31, 2005.

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the California Department of Financial Institutions (“DFI”) have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of June 30, 2006 and December 31, 2005, there were $296,000 and $441,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, the Bank maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of June 30, 2006, liquid assets were comprised of $7,706,000 in Federal funds sold, $965,000 in interest-bearing deposits in other financial institutions, $4,609,000 in cash and due from banks, and $23,077,000 in available-for-sale securities. As of December 31, 2005, liquid assets were comprised of $5,536,000 in Federal funds sold, $943,000 in interest-bearing deposits in other financial institutions,  $10,566,000 in cash and due from banks, and $15,118,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of June 30, 2006, the Bank had lines of credit totaling $92.8 million available.  These consist of $3.0 million in unsecured lines of credit with two correspondent banks, and approximately $89.8 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

Net cash provided by operating activities totaled $2.1 million for the first six months of 2006 as compared to $2.9 million for the same period in 2005.  The decrease was primarily the result of a decrease in net income and an increase in amortization of deferred compensation – stock options.

Net cash used in investing activities totaled $47.8 million for the first six months of 2006 as compared to $41.6 million used by investing activities for the same period in 2005.  The increase was primarily the result of a decrease in the growth of the loan portfolio partially offset by a $12.1 million purchase of investment securities in the first six months of 2006, with no purchases in investment securities in the first six months of 2005.

Funds provided by financing activities totaled $41.9 million for the first six months of 2006 as compared to funds provided by financing activities of $24.5 million for the same period in 2005.  The increase in net cash provided by financing activities was primarily the result of an increase in the growth of deposits, an increase in FHLB borrowings and the issuance of the junior subordinated debentures.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans.  Because of the ratio of rate sensitive assets to rate sensitive liabilities is liability sensitive, the Company has been negatively affected by the increasing interest rates.  Conversely, the Company would be positively affected in a decreasing rate environment.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the interest rate sensitivity position.  To supplement traditional gap analysis, the Company does perform simulation modeling to estimate the potential effects of changing interest rates.  The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

The following table shows the Bank’s cumulative gap analysis as of June 30, 2006:

	At June 30, 2006

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$6,545	$17,527	$24,171	$—	$48,243
Federal Funds	7,706	—	—	—	7,706
Interest-bearing deposits in other financial institutions	—	—	891,000	74,000	965,000
Loans	154,113	165,243	109,723	—	429,079
FHLB and PCBB Stock	—	—	—	6,053	6,053

Total	$168,364	$182,770	$1,024,894	$80,053	$1,456,081

Interest-Bearing Liabilities
Interest-bearing checking	$7,804	$—	$—	$—	$7,804
Money market and savings	155,467	—	—	—	155,467
Time deposits	53,126	98,816	9,695	—	161,637
FHLB advances	47,810	30,500	39,470	—	117,780
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$277,610	$129,316	$49,165	$—	$456,091

Interest rate sensitivity gap	(109,246)	53,454	975,729	80,053	999,990

Cummulative interest rate sensitivity gap	$(109,246)	$(55,792)	$919,937	$999,990	$999,990

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-7.5%	-3.8%	63.2%	68.7%	68.7%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  The current one year gap ratio is -3.8%.  A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with certificates of deposit and variable rate loans. Because of the current ratio of rate sensitive assets to rate sensitive liabilities is liability sensitive, the Company would be positively affected by a decreasing interest rate market. Conversely, the Company would be negatively affected in an increasing rate environment.

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

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity.  The model is used to assist management in evaluating, determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +/– 200 basis point rate shock is -10.96% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -11.05%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-10.96%	-11.05%
- 200 basis points	9.09%	7.63%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending June 30, 2006 and December 31, 2005.

	For The Six Months Ended June 30, 2006	For The Twelve Months Ended December 31, 2005

Annualized net income as a percentage of average assets	0.76%	0.92%
Annualized net income as a percentage of average equity	12.87%	16.53%
Average equity as a percentage of average assets	5.89%	5.55%
Dividends declared per share as a percentage of diluted net income per share	8.16%	10.00%

In 2006, the Company has grown its earning asset base and has produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2006 the Company incurred significant increases in expenses associated with the increased retail branch network, increased investment in information technology and related consulting costs, increased administrative expenses, and the start up costs of EWM.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries, benefits and occupancy expenses.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133.  SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that qualify special-purpose entity may hold.  This statement is effective for financial instruments acquired or issued after the beginning of the fiscal year 2007.  The Company does not expect the adoption of this statement to have a material impact on the financial condition, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

On June 29, 2006, San Rafael Capital Trust II (Trust), a Delaware statutory trust, issued $3 million in capital securities (Securities) to MMCapS Funding XVIII, Ltd. Epic Bancorp owns all the common securities of the Trust.   Sandler O’Neill & Partners, L.P. acted as Placement Agent. The Securities bear a rate of Libor plus 1.75% and have an initial interest rate of 7.25%.  The Securities will mature on September 1, 2036.  Epic Bancorp fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

The principal asset of the trust is a $3,093,000 floating rate subordinated debenture of Epic Bancorp (the “Debenture”). The Debenture bears an initial interest rate of 7.25% and matures September 1, 2036.

The Securities and the Debentures are redeemable in whole or in part on or after September 1, 2011, or upon the occurrence of certain events.

The proceeds from the sale of Securities were used by the Trust to purchase the Debenture. Epic Bancorp used $93,000 of  the proceeds from the sale of the Debenture to purchase the common stock of the Trust and intends to use the remainder to provide additional capital to its subsidiaries Tamalpais Bank and Epic Wealth Management and for general corporate purposes.

Subject to certain exceptions and limitations, Epic Bancorp may, from time to time, defer Debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the Debenture.

The Debenture and the guarantee were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended. The Securities were issued pursuant to the exemptions provided by Section 4(2) and SEC Regulation S.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Epic Bancorp’s 2006 Annual Meeting of Shareholders was held on June 12, 2006 (the “Meeting”). The Meeting involved the following proposals:

	1.	To elect six (6) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.

To approve amendments to the Employee Stock Option and Stock Appreciation Rights Plan.  This Plan has replaced the Company’s previous Amended and Restated Employee Stock Option and Stock Appreciation Right Plan, which terminated on March 19, 2006.  No new shares were made available under this plan above the amount previously available under the Terminated plan.

Subject to adjustment as provided in the Plan, authorized and unissued shares of Common Stock that may be issued under the Plan shall be One Hundred Fifty Thousand Five Hundred Seventy-Seven (150,577) shares, plus any shares of Common Stock subject to options outstanding under the Company’s Amended and Restated Employee Stock Option and Stock Appreciation Right Plan that expire or otherwise terminate, in whole or in part, without having been exercised in full and that again become available for issuance.

	3.	To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2006 fiscal year.

(b)

The nominees for election as director were:  Allan Bortel, Kit M. Cole, Carolyn Horan, Ed.D., Paul David Schaeffer, Richard E Smith, CPA; and W. Jeffery Tappan.  All nominees for the Board of Directors were elected.  There are no other directors whose term continued after the meeting.

On Proposal No. 2 to approve the amendment to the Employee Stock Option and Stock Appreciation Rights Plan, 2,438,978 shares voted in favor of approval, 55,848 shares voted against approval, 14,410 shares abstained, and there were 658,369 broker non-votes.  Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to ratify and approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2006 fiscal year, 3,161,425 shares voted in favor of approval, 4,200 shares voted against approval, 1,980 shares abstained.  Accordingly, Proposal No. 3 was passed by the shareholders.

(c)	There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

a)	Exhibits

	3.2	Bylaws of the Bancorp

	4.1	Amended and Restated Trust Agreement

	4.2	Trust Preferred Securities Guarantee Agreement

	4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp

	4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (1)

	4.5	Form of Common Security Certificate of San Rafael Trust II (2)

	10.1	Epic Bancorp 2006 Employee Stock Option and Stock Appreciation Rights Plan (3)

	10.2	Offer of Employment for Loral Good

	11.	Earnings per share (See Note 3 to the Consolidated Financial Statements of this report)

	31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

	31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Attached as Exhibit A-1 to Amended and Restated Trust Agreement (Exhibit 4.1)
(2)	Attached as Exhibit A-2 to Amended and Restated Trust Agreement (Exhibit 4.1)
(3)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Epic Bancorp with the SEC at Incorporation by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC BANCORP, INC.
A California Corporation

Date: August 10, 2006	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: August 10, 2006	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of the Bancorp

4.1	Amended and Restated Trust Agreement

4.2	Trust Preferred Securities Guarantee Agreement

4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp

4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (1)

4.5	Form of Common Security Certificate of San Rafael Trust II (2)

10.1	Epic Bancorp 2006 Employee Stock Option and Stock Appreciation Plan (3)

10.2	Offer of Employment for Loral Good

11	Earnings per share (See Note 3 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Attached as Exhibit A-1 to Amended and Restated Trust Agreement (Exhibit 4.1)

(2)	Attached as Exhibit A-2 to Amended and Restated Trust Agreement (Exhibit 4.1)

(3)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Epic Bancorp with the SEC at Incorporation by reference