Form 10-Q
period 2006-09-30
Epic Bancorp
filed 2006-11-13
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address of principal office)

Registrant’s telephone number: (415) 526-6400

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

Common Stock outstanding as of October 31, 2006: 3,701,731 shares

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

PART 1:  FINANCIAL INFORMATION

The information for the three and nine months ended September  30, 2006 and September  30, 2005 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at September  30, 2006 and December 31, 2005 and the results of operations and cash flows for the three and nine months then ended.  Results for interim periods should not be considered as indicative of results for a full year.

Item 1:     FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
September  30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,016,255	$10,566,026
Federal funds sold	17,283,075	5,535,817
Investment in Money Market Fund	—	20

Total Cash and Cash Equivalents	22,299,330	16,101,863
Interest-bearing time deposits in other financial institutions	975,933	942,964
Investment securities
Available-for-sale	23,693,573	15,117,507
Held-to-maturity, at cost	22,772,143	28,844,341
Federal Home Loan Bank restricted stock, at cost	6,081,300	6,197,600
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	422,678,070	386,656,568
Less: Allowance for loan losses	(4,633,434)	(4,232,124)

	418,044,636	382,424,444
Bank premises and equipment, net	5,336,060	4,706,098
Accrued interest receivable	3,172,824	2,645,271
Other assets	6,420,790	4,808,780

Total Assets	$508,846,589	$461,838,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$19,052,109	$17,309,740
Interest-bearing checking deposits	7,898,762	7,519,133
Money market and saving deposits	148,570,344	148,372,182
Certificates of deposit greater than or equal to $100,000	125,621,215	58,855,694
Certificates of deposit less than $100,000	56,713,001	81,342,670

Total Deposits	357,855,431	313,399,419
Federal Home Loan Bank Advances	104,593,473	107,812,052
Junior Subordinated Debentures	13,403,000	10,310,000
Accrued interest payable and other liabilities	3,152,591	3,472,319

Total Liabilities	479,004,495	434,993,790

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,701,731 and 3,679,663 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	10,384,816	10,207,688
Paid-In-Capital	308,975	—
Retained earnings	19,309,137	16,899,835
Accumulated other comprehensive income/(loss)	(160,834)	(262,445)

Total Stockholders’ Equity	29,842,094	26,845,078

Total Liabilities and Stockholders’ Equity	$508,846,589	$461,838,868

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Nine Months Ended September  30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$8,677,032	$6,890,005	$24,353,710	$19,294,436
Interest on investment securities	502,304	422,048	1,388,988	1,406,740
Interest on Federal funds sold	88,228	21,953	200,620	58,197
Interest on other investments	64,407	74,354	221,579	212,690
Interest on deposits in other financial institutions	11,239	10,819	32,969	31,929

Total Interest Income	9,343,210	7,419,179	26,197,866	21,003,992

Interest Expense
Interest expense on deposits	3,645,503	2,095,641	9,444,824	5,304,869
Interest expense on borrowed funds	1,015,995	772,729	2,785,183	2,445,013
Interest expense on Junior Subordinated Debentures	302,477	193,003	748,857	537,920

Total Interest Expense	4,963,975	3,061,373	12,978,864	8,287,802

Net Interest Income Before Provision for Loan Losses	4,379,235	4,357,806	13,219,002	12,716,190
Provision for Loan Losses	(68,798)	46,000	401,309	604,567

Net Interest Income After Provision for Loan Losses	4,448,033	4,311,806	12,817,693	12,111,623

Noninterest Income
Gain on sale of loans, net	213,359	121,095	743,666	362,708
Loss on sale of securities, net	—	—	(1,820)	—
Loan servicing	43,785	1,828	108,980	39,290
Loan fees and other income	300,904	182,882	840,446	670,798

Total Noninterest Income	558,048	305,805	1,691,272	1,072,796

Noninterest Expenses
Salaries and benefits	1,923,518	1,663,103	6,091,192	4,467,868
Occupancy	361,384	236,910	1,057,916	847,882
Advertising	84,965	121,500	292,037	291,387
Professional	121,814	180,344	292,819	393,609
Data processing	104,053	226,633	300,090	494,252
Equipment and depreciation	219,984	210,723	604,574	382,509
Other administrative	478,638	248,859	1,279,175	1,158,225

Total Noninterest Expense	3,294,356	2,888,072	9,917,803	8,035,732

Income Before Income Taxes	1,711,725	1,729,539	4,591,162	5,148,687
Provision for Income Taxes	659,632	633,300	1,738,216	1,992,300

Net Income	$1,052,093	$1,096,239	$2,852,946	$3,156,387

Earnings Per Share
Basic	$0.28	$0.30	$0.77	$0.86

Diluted	0.28	$0.29	$0.77	$0.83

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September  30, 2006 and 2005

						Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings

	Shares	Amount

Balance, January 1, 2005	3,665,702	$10,159,239	$—	$—	$13,244,716	$(229,277)	$23,174,678
Stock options exercised	8,571	37,251	—	—	—	—	37,251
Cash Dividends	—	—	—	—	(330,728)	—	(330,728)
Comprehensive Income
Net Income for the period	—	—	—	$3,156,388	3,156,388	—	3,156,388
Unrealized security holding gains (net of $1,557 tax expense)	—	—	—	2,335	—	2,335	2,335

Total Comprehensive Income				$3,158,723

Balance, September 30, 2005	3,674,273	$10,196,490	$—		$16,070,376	$(226,942)	$26,039,924

Balance, January 1, 2006	3,679,663	$10,207,688	$—	—	$16,899,835	$(262,445)	$26,845,078
Stock options exercised	22,068	177,128	—	—	—	—	177,128
Cash Dividends	—	—	—	—	(443,644)	—	(443,644)
Stock-based compensation expense	—	—	308,975	—	—	—	308,975
Comprehensive Income
Net Income for the period	—	—	—	$2,852,946	2,852,946	—	2,852,946
Unrealized security holding gains (net of $67,080 tax expense)	—	—	—	100,620	—	100,620	100,620
Less reclassification adjustment for realized holding losses (net of tax benefit of $689)				991	—	991	991

Total Comprehensive Income				$2,954,557

Balance, September 30, 2006	3,701,731	$10,384,816	$308,975		$19,309,137	$(160,834)	$29,842,094

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September  30, 2006 and 2005

	Nine Months Ended September 30,

	2006	2005

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,852,946	$3,156,387
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	608,132	371,982
Provision for loan losses	401,309	604,567
Change in unearned income, net of amortization	837,860	568,872
Change in loan servicing asset, net of amortization	90,377	148,568
Net amortization of premiums on investment securities	190,435	430,543
Stock-based compensation expense	308,975	—
FHLB stock dividends	(228,500)	(206,300)
(Gain) on sale of loans	(743,666)	(362,708)
Net change in accrued interest receivable and other assets	(2,297,681)	(1,631,785)
Net change in accrued interest payable and other liabilities	(319,728)	428,666

Net Cash Provided By Operating Activities	1,700,459	3,508,792

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(36,115,695)	(55,164,489)
Principal reduction in securities available-for-sale	3,558,785	5,139,053
Principal reduction in securities held-to-maturity	5,936,216	9,787,772
Purchase of investment securities available-for-sale	(14,056,072)	—
Sale of investment securities available-for-sale	2,036,120	—
Net change in interest earning deposits	(32,969)	67,535
Redemption of Federal Home Loan Bank stock	344,800	504,800
Purchase of property and equipment	(1,238,094)	(1,724,310)

Net Cash Used By Investing Activities	(39,566,909)	(41,389,639)

Cash Flows From Financing Activities
Net increase in deposits	$44,456,012	$29,910,632
Net change in FHLB advances	(3,218,579)	(5,068,952)
Issuance of Junior Subordinated Debentures	3,093,000	—
Stock options excercised	177,128	37,250
Dividends paid	(443,644)	(330,726)

Net Cash Provided By Financing Activities	44,063,917	24,548,204

Net (Decrease) in Cash and Cash Equivalents	6,197,467	(13,332,643)
Cash and Cash Equivalents, Beginning of Period	16,101,863	21,730,552

Cash and Cash Equivalents, End of Period	$22,299,330	$8,397,909

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$12,961,704	$7,798,224

Income taxes paid	$2,536,700	$2,370,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$101,611	$2,335

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of September 30, 2006, the Company has no outstanding standby Letters of Credit, approximately $23,079,000  in commitments to fund commercial real estate, construction, and land development loans, $15,568,000  in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $6,366,000  in other unused commitments.   As of December 31, 2005, the Company had no outstanding standby Letters of Credit, approximately $18,522,000 in commitments to fund commercial real estate, construction, and land development loans, $16,710,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $4,752,000 in other unused commitments.

At September 30, 2006 and December 31, 2005, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net Income	$1,052,093	$1,096,239	$2,852,946	$3,156,387

Weighted average shares:
Basic weighted average number of common shares outstanding	3,692,812	3,673,869	3,690,412	3,672,783
Dilutive effect of stock options	4,516	143,297	5,822	109,853

Diluted weighted average number of common shares outstanding	3,697,328	3,817,166	3,696,234	3,782,636

Net income per common share:
Basic	$0.28	$0.30	$0.77	$0.86
Diluted	$0.28	$0.29	$0.77	$0.83

NOTE 4:  Stock Options

The Company maintains an employee stock option and stock appreciation right plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or to be paid the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006.  The 2006 Plan terminates in 2016 and provides for a maximum of 27,000 options to purchase shares (524,923 after stock splits and a revision to the original plan) of the Company’s common stock. Options are issued at the fair market value of the stock at the date of grant.  Options expire ten years from the grant date.  Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors.  Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

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

A summary of activity for the Company’s options for the three and nine months ended September 30, 2006 is presented below.

	For the Three Months Ended September 30, 2006				For the Nine Months Ended September 30, 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	467,387	$12.03	1,270	7.56	505,907	$11.97	1,406	8.01
Granted	28,500	$14.45	9	9.82	37,000	$14.39	13	9.72
Cancelled/forfeited	—	$—	—	—	34,017	$14.32	16	8.39
Exercised	9,065	$12.11	24	7.52	22,068	$8.03	148	5.36

Options outstanding, end of quarter	486,822	$12.17	1,255	7.54	486,822	$12.17	1,255	7.54

Exercisable (vested), end of period	238,309	$10.69	969	6.67	238,309	$10.69	969	6.67

As of September 30, 2006 there was $1,158,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.3  years.

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

For the three and nine months ended September 30, 2006, the Company’s net income would have been $1,162,000  and $3,162,000 , respectively, and diluted earnings per share would have been $0.31  and $0.84 , respectively, if it had continued to account for share-based payments under Opinion 25.  The impact on net income for the three and nine months ended September  30, 2006 are primarily attributed to the prospective application of accounting for share-based payment awards with terms that accelerate vesting on expense recognition of previously unvested stock options.

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  For the nine months ended September  30, 2006, $177,000 is the proceeds from exercise of stock options and $309,000 is the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Risk-free interest rate	5.03%	4.89%
Expected dividend yield	0.810%	0.820%
Expected life in years	7.00	7.00
Expected price volatility	27.18%	27.18%

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

Pro forma information regarding net income and earnings per share for the three and nine months ended September  30, 2005 is presented below as if the Company has accounted for all stock-based compensation under the fair value method of SFAS No. 123R.  The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the period indicated.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income:
As reported	$1,096,239	$3,156,387
Deduct: Incremental share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(15,060)	(180,506)

Pro forma net income	$1,081,179	$2,975,881

Weighted Average Shares Outstanding - Basic	3,673,869	3,672,215
Weighted Average Shares Outstanding - Diluted	3,817,166	3,782,636
Basic Earnings per share
As reported	$0.30	$0.86
Pro forma	$0.29	$0.83
Earnings per share - assuming dilution
As reported	$0.29	$0.83
Pro forma	$0.28	$0.79

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

The Company is headquartered in Marin County, CA, which has a population of 246,960, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the US Census Bureau, Wikipedia and USDA. Marin County has $7.6 billion in total deposits as of June 30, 2006 according to data from the FDIC.

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

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focuses on opening branches in those geographies in Marin County that had at least one branch with $100 million in deposits.  The Company has identified at least nine areas that satisfy this criterion.  The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and  one new branch in  2006 (Tiburon/Belvedere).  The Company intends to open additional branches in its marketplace in the upcoming years.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2006, the Company reported on a consolidated basis, net income of $1,052,000 as compared to $1,096,000 for the three months ended September 30, 2005, a decrease of 4.0%.  Diluted earnings per share were $0.28 for the three months ended September  30, 2006 as compared to $0.29  for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, the Company reported on a consolidated basis, net income of $2,853,000 as compared to $3,156,000  for the nine months ended September 30, 2005, a decrease of 9.6%.  Diluted earnings per share were $0.77 for the nine months ended September 30, 2006 as compared to $0.83 for the nine months ended September 30, 2005.

The decrease in net income for the three and nine months ended September 30, 2006 over the prior year period was primarily the result of the following:

•

Non-interest expense for the three and nine months ended September 30, 2006 increased $406,000, or 14.1% and $1,882,000, or 23.4%, respectively over the same period last year.  In the first three quarters of 2006, $309,000 of stock-based compensation expense was recorded as compared to the first three quarters of 2005 which did not reflect such an expense.  Additionally, there was an increase in the number of employees in the first three quarters of 2006 over the same periods in 2005.  New staff was added in the Bank’s retail branches and SBA lending department, and in Company-wide support functions as a result of growth in the operations of the Company.  The Company invested significant resources in relatively new retail branches, enhanced information technology, the operations of Epic Wealth Management, and other infrastructure investments to position the Company for anticipated future growth.

Partially offsetting the non-interest expense increases, which had a negative impact on net income, were increases in net interest income and non-interest income as follows.

•

For the three and nine months ended September 30, 2006, net interest income before provision for loan losses increased by $21,000, or 0.5% and $503,000, or 4.0%, respectively, over the same period last year.  The increases in net interest income was largely due to the increased earning asset base partially offset by a decreased net interest margin from 3.89% to 3.57% for the three months and from 3.89% to 3.75% for the nine months and increases in deposit interest expense of 74.0% and 78.0%, respectively, for the three and nine months ended September 30, 2006 over the same period last year.  The deposit expenses increases are primarily due to the growth of the Bank’s deposit portfolio and a rising interest rate environment.  Average total interest earning assets increased by $42,572,000, or 9.6% to $487,132,000 for the three months ended September 30, 2006 over the same period last year. Average total interest earning assets increased by $34,795,000, or 8.0% to $471,776,000 for the nine months ended September 30, 2006 over the same period last year.

•

For the three and nine months ended September 30, 2006, non-interest income increased $252,000, or 82.5% and $618,000, or 57.7%, respectively, over the same period last year.  These increases are primarily attributable to a $92,000 and $381,000, respectively, increase in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans for the three and nine months ended September 30, 2006. Additionally, the gross investment advisory services fee income generated by EWM increased $9,000 and $72,000, respectively, for the three and nine months ended September 30, 2006 as compared to the corresponding period in the prior year.

For the three months ended September 30, 2006, the Company’s return on average assets (“ROA”) was 0.84% compared to 0.96% for the same period in 2005 and the Company’s return on average equity (“ROE”) was 14.29% as compared to 16.98% for the same period in 2005.  For the nine months ended September 30, 2006, the Company’s ROA was 0.79% compared to 0.94% for the same period in 2005 and the Company’s ROE was 13.36% as compared to 16.99% for the same period last year.  Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit and loan penetration in Marin County.

As of September 30, 2006, consolidated total assets were $508,847,000 as compared to $461,839,000 at December 31, 2005, which represents an increase of 10.2%.  Contributing to the growth of assets in the first nine months of 2006 as compared to the same period prior year was an increase of $36,022,000, or 9.3% in gross outstanding loans.  The increase in loans was funded in part by a shift of the funds from other earning assets as well as increases in deposits.  Total investment securities increased by $2,504,000, or 5.7% during the nine months ended September 30, 2006.  Total deposits increased $44,456,000, or 14.2% from December 31, 2005 to September 30, 2006.  Stockholder’s equity increased $2,997,000, or 11.2% to $29,842,000 as of September 30, 2006 from $26,845,000 as of December 31, 2005.  FHLB advances decreased $3,219,000, or 3.0% from December 31, 2005 to September 30, 2006.

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

The following sets forth average daily balances of assets, liabilities, and shareholders’ equity as of September 30, 2006 and 2005, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the three and nine months ended September 30, 2006 and 2005.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	9/30/06			9/30/05

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$48,851	$502	4.08%	$50,827	$422	3.29%
Other investments	6,056	64	4.19%	6,540	74	4.49%
Interest bearing deposits in other financial institutions	1,317	12	3.61%	938	11	4.65%
Federal funds sold	6,955	88	5.02%	2,562	22	3.41%
Loans (2)	423,953	8,677	8.12%	383,693	6,890	7.12%

Total Interest Earning Assets	487,132	9,343	7.61%	444,560	7,419	6.62%
Allowance for loan losses	(4,658)			(4,206)
Cash and due from banks	4,823			5,724
Net premises, furniture and equipment	5,112			3,739
Other assets	6,160			5,196

Total Assets	$498,569			$455,013

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,576	12	0.63%	$7,051	11	0.62%
Savings deposits (3)	151,753	1,612	4.21%	136,732	887	2.57%
Time deposits	171,185	2,022	4.69%	143,048	1,198	3.32%
Other borrowings	104,252	1,016	3.87%	111,542	772	2.75%
Junior Subordinated Debentures	13,403	302	8.94%	10,310	193	7.43%

Total Interest Bearing Liabilities	448,169	4,964	4.39%	408,683	3,061	2.97%
Noninterest deposits	18,061			17,886
Other liabilities	2,895			2,617

Total Liabilities	469,125			429,186
Shareholders’ Equity	29,444			25,827

Total Liabilities and Shareholders’ Equity	$498,569			$455,013

Net interest income		$4,379			$4,358

Net interest spread (4)			3.22%			3.65%
Net interest margin (5)			3.57%			3.89%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Nine Months Ended

	9/30/06			9/30/05

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$47,045	$1,389	3.95%	$55,828	$1,407	3.37%
Other investments	6,061	222	4.90%	6,519	213	4.37%
Interest bearing deposits in other financial institutions	1,187	33	3.72%	936	32	4.57%
Federal funds sold	5,633	200	4.75%	2,674	58	2.90%
Loans (2)	411,850	24,354	7.91%	371,024	19,294	6.95%

Total Interest Earning Assets	471,776	26,198	7.42%	436,981	21,004	6.43%
Allowance for loan losses	(4,485)			(4,017)
Cash and due from banks	5,248			5,623
Net premises, furniture and equipment	4,838			3,198
Other assets	5,893			4,892

Total Assets	$483,270			$446,677

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,235	34	0.63%	$7,531	37	0.66%
Savings deposits (3)	157,709	4,551	3.86%	127,622	2,211	2.32%
Time deposits	151,789	4,860	4.28%	137,459	3,057	2.97%
Other borrowings	105,580	2,785	3.53%	120,720	2,445	2.71%
Junior Subordinated Debentures	11,524	749	8.69%	10,310	538	6.98%

Total Interest Bearing Liabilities	433,837	12,979	4.00%	403,642	8,288	2.75%
Noninterest deposits	17,761			15,610
Other liabilities	3,193			2,653

Total Liabilities	454,791			421,905
Shareholders’ Equity	28,479			24,772

Total Liabilities and Shareholders’ Equity	$483,270			$446,677

Net interest income		$13,219			$12,716

Net interest spread (4)			3.42%			3.68%
Net interest margin (5)			3.75%			3.89%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

For the three and nine months ended September 30, 2006, the Bank’s net interest income before the provision for loan losses increased $21,000, or 0.5% and $503,000, or 4.0%, respectively, over the same periods for 2005.  These increases are attributable to growth in average interest earning assets of $42,572,000 and $34,795,000, respectively, for the three and nine months ended September 30, 2006.  In 2006, net interest income was positively affected by a shift in the mix of asset balances from lower yielding  interest bearing deposits in other financial institutions and securities to higher-yielding loans.

For the three month period ended September 30, 2006, the Bank’s yield on interest earning assets increased from 6.62% to 7.61%, and the yield on its loan portfolio increased by one hundred basis points from 7.12% to 8.12%.  The yield on the Bank’s Federal funds sold increased from 3.41% to 5.02% for the three month period ended September 30, 2006 as compared to the same period prior year.  The increase in the Federal funds sold yield is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings).  The yield on loans increased for the three month period ended September 30, 2006 as a result of these rate increases.

For the nine month period ended September 30, 2006, the Bank’s yield on interest earning assets increased from 6.43% to 7.42%, and the yield on its loan portfolio increased by ninety six basis points from 6.95% to 7.91%.  The yield on the Bank’s Federal funds sold increased from 2.90% to 4.75% for the nine month period ended September 30, 2006 as compared to the same period prior year.  The increase in the Federal funds sold yield is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings).  The yield on loans increased for the nine month period ended September 30, 2006 as a result of these rate increases.

The rate paid on interest bearing liabilities increased from 2.97% to 4.39% when comparing the three month period ended September 30, 2006 versus the same period a year ago.  This is primarily the result of the aforementioned changes in market interest rates originating from actions taken by the Federal Reserve during 2005 and in 2006.  For the three month period ending September 30, 2006 the Bank achieved a net interest margin of 3.57%, down from 3.89% experienced for the same period a year ago.

For the nine month period ended September 30, 2006, the rate paid on interest bearing liabilities increased from 2.75% to 4.00% as compared to the same period a year ago.  This is primarily the result of the aforementioned changes in market interest rates originating from actions taken by the Federal Reserve during 2005 and in 2006.  For the nine month period ending September 30, 2006 the Bank achieved a net interest margin of 3.75%, down from 3.89% experienced for the same period a year ago.

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

	Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$(317)	$299	$(18)
Other investments	(22)	31	9
Interest-bearing deposits	10	(9)	1
Federal Funds Sold	90	52	142
Loans	2,253	2,807	5,060

	2,014	3,180	5,194
Increase/(decrease) in
Interest Expense
Interest-bearing checking	$(1)	$(2)	(3)
Savings deposits	612	1,728	2,340
Time Deposits	346	1,457	1,803
FHLB and other borrowings	(480)	820	340
Junior Subordinated Debentures	68	143	211

	545	4,146	4,691

Increase/(decrease) in
Net Interest Income	$1,469	$(966)	$503

Non-interest Income

Non-interest income is comprised of gain on sale of loans, loss on sale of securities, loan servicing and loan fees and other income.   Non-interest income for the three and nine months ended September 30, 2006 was $558,000 and $1,691,000, respectively, an increase of $252,000, or 82.5% and $618,000, or 57.7% from the same period in 2005.

For the three months ended September 30, 2006, the gain on sale of loans increased $92,000, or 76.2% and was primarily attributable to the $2,524,000 sale of the government guaranteed portion of seven Small Business Administration (“SBA”) loans versus the sale of $1,581,000 of the government guaranteed portion of three SBA loans for the same period prior year.  The increase in loan servicing for the  three months ended September 30, 2006 as compared to the same period the prior year was primarily attributable to an increase in the number of loans that the Bank is servicing.

For the first nine months of 2006, the gain on sale of loans increased $381,000, or 105.0% and was primarily due to the $7,766,000 sale of the government guaranteed portion of sixteen Small Business Administration (“SBA”) loans versus the sale of $4,823,000 of the government guaranteed portion of nine SBA loans for the same period prior year.  Loan servicing for the first nine months in 2006 was $109,000, representing an increase of $70,000, or 177.4% over the same period the prior year.  This increase is primarily the result of an increase in the number of loans that the Bank is servicing.

Loan fees and other income increased for the three and nine month period ending September 30, 2006 as compared to the same period prior year of $118,000, or 64.5% and $170,000, or 25.3%, respectively.  These increases are primarily attributable to the Company establishing a new subsidiary, EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940, which provides wealth management services inclusive of investment management and financial planning to high-net worth individuals and their families.  In the  three months ended September 30, 2006, EWM generated investment advisory services fee income of $158,000 as compared to fee income of $149,000 for the same period prior year.  In the first nine months of 2006, EWM generated investment advisory services fee income of $459,000 as compared to fee income of $387,000 for the same period prior year.  Partially offsetting these increases was a reduction in Registered Investment Advisory Services income of $19,000 and $56,000, respectively, for the three and nine months ended September 30, 2006 and $113,000, respectively, for the three and nine months ended September 30, 2005 as a result of the amortization of the cost of the agreement with EWM and Kit M. Cole, Executive Chairman of the Company.

As of September 30, 2006, EWM had approximately $243 million in assets under management of which $46 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2006; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2006 or that it will be profitable on a stand-alone basis.   The remaining increases from 2005 to 2006 in loan fees and other income primarily relates to the growth of the Bank.

EWM has required capital infusions from the Company.  For the  three and nine months ended September 30,  2006, capital infusions totaled $185,000 and $436,000, respectively, versus $390,000 and $794,000 of capital infusions for the same period prior year.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses.  The Company’s non-interest expense for the three and nine month period ended September 30, 2006 was $3,294,000 and $9,918,000 representing an increase of 14.1% and 23.4%, respectively, as compared with the same periods in 2005.

Salaries and employee benefits is the largest component of non-interest expense.  For the three and nine month period ended September 30, 2006, salaries and benefits increased by $260,000, or 15.7% and $1,623,000, or 36.3%, respectively, primarily due to the Bank hiring staff for its retail branches including the opening of one new full-service branch in 2006 and the opening of two new loan production centers, the Company hiring additional staff to support the longer term growth of the Company, and EWM hiring staff to begin its operations.  The number of full time equivalent employees increased to 74 up from 69 at September 30, 2005.  Additionally, SFAS 123R which was implemented January 1, 2006 required the Company to record stock options as compensation expense for the three and nine months ended September 30, 2006 as compared to the same period prior year.  Further, there were regular salary adjustments and higher medical benefits and workers’ compensation costs for the three and nine months ended September 30, 2006 versus the same period prior year.

For the  three and nine month period ended September 30, 2006, an increase of $124,000, or 52.5% and $210,000, or 24.8%, respectively, in occupancy and equipment costs is largely due to the Company, Bank and EWM occupying new leased spaces which includes the addition of the Bank’s Corte Madera branch which opened in September 2005, the Tiburon/Belvedere branch which opened in August  2006, and the new lease the Bank signed which consolidates the loan, executive and administrative personnel in one facility.  Additionally, there were annual rent increases in the branch and administrative facilities.

For the  three months ended September 30, 2006, advertising decreased $37,000 or 30.1% which was primarily attributable to the difference campaigns that the Bank and EWM held during the quarter.  Advertising costs remained relatively flat for the first nine months of 2006 as compared to the same period prior year.

Professional services decreased $59,000, or 32.5% and $101,000, or 25.6% in the  three and nine months ended September 30, 2006, respectively, compared with the same periods prior year.  The decreases are primarily attributable to the Company going through a data processing conversion in 2005 and more  expenses were incurred in 2005 as a result of this conversion for outside consulting fees.

Data processing costs for the three and nine months ended September 30, 2006 decreased $123,000, or 54.1% and $194,000, or 39.3% from the same period prior years, respectively.  The decreases are largely attributable to the core data processing systems conversion which occurred in July 2005 from FPS Gold, of Provo, Utah to OSI, of Glastonbury, Connecticut.

For the three and nine months ended September 30, 2006, increases of $9,000, or 4.4% and $222,000, or 58.1%, respectively, in depreciation and amortization expenses are primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses increased $230,000, or 92.3% and $121,000, or 10.4% for the three and nine months ended September 30, 2006 as compared to the same period prior year.  The increases are primarily attributable to the growth of the Company in 2006 as compared to 2005.

The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was at 66.7% and 66.5% for the three and nine months period ended September 30, 2006 versus 61.9% and 58.3% for the same periods prior year.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Nine Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent

	September 30, 2006	September 30, 2005

	(Dollars in thousands)
Salaries and benefits	$6,091	$4,468	$1,623	36.3%
Occupancy	1,058	848	210	24.8%
Advertising	292	291	1	0.3%
Professional	293	394	(101)	-25.6%
Data processing	300	494	(194)	-39.3%
Equipment and depreciation	605	383	222	58.0%
Other administrative	1,279	1,158	121	10.4%

Total	$9,918	$8,036	$1,882	23.4%

Income Taxes

Income tax expense for the three and nine month period ended September 30, 2006 amounted to $660,000 and $1,738,000, respectively, which represents an increase of $26,000, or 4.2% and a decrease of $254,000, or 12.8%, respectively, over the amounts incurred for the same periods in 2005, producing effective tax rates of 38.5% and 37.9%, respectively.  The decrease in income tax expense for the nine months ended September 30, 2006 is  primarily attributable to a decreased pre-tax income.

FINANCIAL CONDITION

Loans

Loans, net, increased by $35,620,000, or 9.3% as of September 30, 2006 as compared to December 31, 2005.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and residential loans and services with small business lending and depository services.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of loan types, borrowers, collateral and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At September 30, 2006		At December 31, 2005

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$18,143	4.3%	$16,995	4.4%
Multifamily residential	121,080	28.6	121,176	31.3
Commercial real estate	210,769	50.0	183,288	47.5
Land	7,299	1.7	9,777	2.5
Construction real estate	32,723	7.7	26,003	6.7
Consumer loans	2,978	0.7	2,785	0.7
Commercial, non real estate	28,229	6.7	24,725	6.4

Total gross loans	421,221	99.7	384,749	99.5
Net deferred loan costs	1,457	0.3	1,907	0.5

Total loans receivable, net of deferred loan costs	$422,678	100%	$386,656	100%

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

Outstanding loan commitments at September 30, 2006 and December 31, 2005 primarily consisted of un-disbursed construction loans and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments and standby letters of credit are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  The Bank does not have any concentrations in the loan portfolio by industry or group of industries; however as of September 30, 2006 and December 31, 2005, approximately 92.3% and 92.4%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy of emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

During the second quarter of 2006, the Company purchased $16.6 million of participated construction loans.  These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate.  As of September 30, 2006, the remaining balance of the participated loans was $14.8 million.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consisted of fifty participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.  As of September 30, 2006, the remaining balance of the participated loans was $3.5million.  The Bank has replaced these loans with internally originated loans.

The following table sets forth the maturity and repricing distribution of the loans outstanding as of September 30, 2006.  At those dates, the Company had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.  As of September 30, 2006, the entire loan portfolio was primarily comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 63.4% reprice within one year, 4.3% reprice within one to two years, 5.4% reprice within two to three years, 5.9% reprice within three to four years, 12.7% reprice within four to five years, and 7.0% reprice within five to eight years.

	Maturing/ Repricing Within One Year	Maturing/ Repricing One to Five Years	Maturing/ Repricing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$18,143	$—	$—	$18,143
Multifamily residential	75,816	36,961	8,303	121,080
Commercial real estate	112,713	76,114	21,942	210,769
Land	7,079	220	—	7,299
Construction real estate	32,723	—	—	32,723
Consumer loans	2,978	—	—	2,978
Commercial, non real estate	28,229	—	—	28,229

Total	$277,681	$113,295	$30,245	$421,221

Loans with predetermined interest rates	945	—	1,326	2,271
Loans with floating or adjustable interest rates	276,736	113,295	28,919	418,950

	$277,681	$113,295	$30,245	$421,221

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through September 30, 2006, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	September 30, 2006	December 31, 2005

	(Dollars in thousands)
Non-accrual loans	$—	$35
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$—	$35

Nonperforming assets as a percent of total loans	0.00%	0.01%
Nonperforming assets as a percent of total assets	0.00%	0.01%

As of September 30, 2006, there were no loans on non-accrual status but there were 2 loans totaling $693,000 that have a higher than normal risk of loss and have been classified as substandard.  Substandard loans that are still performing include a $531,000 land loan and a $162,000 commercial real estate loan both located in the Bank’s primary market areas.  In addition, approximately $1,804,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of September 30, 2006, approximately $750,000 were multifamily loans, $1,052,000 were commercial real estate loans and $3,000 were commercial loans.  As of December 31, 2005, there was one loan classified as non-accrual which paid off in March 2006 with full collection of principal and interest.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	September 30, 2006	December 31, 2005

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$1,221	$842
Loans delinquent 90 days of more and accruing	—	—

Total performing delinquent loans	$1,221	$842

As of September 30, 2006,  there were no loans which were delinquent but still accruing.

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three month period ended September 30, 2006, the provision for loan losses was $(69,000) as compared to $46,000 for the same period in 2005.  This represents a decrease of $115,000, or 249.6% from 2005 to 2006.  For the nine month period ended September 30, 2006, the provision for loan losses was $401,000 as compared to $605,000 for the same period in 2005.  This represents a decrease of $203,000, or 33.6% from 2005 to 2006.  There were no charge-offs of loans nor were there any recoveries on previously charged-off loans for the three and nine months ended September 30, 2006 and 2005.  The decrease in the provision for loan losses for the three and nine months ended September 30, 2006 compared to the same period a year ago primarily relates to managements calculation of the adequacy of the allowance for loan loss and slower growth in the Bank’s loan portfolio.

At September 30, 2006 and December 31, 2005, the allowance for loan losses was 1.10% and 1.09% of loans outstanding, respectively.  There were no nonperforming loans as of September 30, 2006, and the ratio of the allowance for loan losses to nonperforming loans was 916.03% as of September 30, 2005.  Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2006	For the twelve months ended December 31, 2005

	(Dollars In Thousands)
Loans Outstanding, Period End	$422,678	$386,657
Average amount of loans outstanding	411,850	371,024
Period end nonperforming loans outstanding	—	35
Loans Loss Reserve Balance, Beginning of Period	$4,232	$3,600
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	401	632

Allowance for Loan and Lease Loss, End of Period	$4,633	$4,232

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.09%

Investments

In order to maintain a reserve of readily saleable assets to meet the liquidity and loan requirements, the Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of September 30, 2006 and December 31, 2005, the carrying values of securities pledged were $46,466,000 and $43,962,000, respectively, representing the entire investment securities portfolio. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet the overall liquidity requirements.

As of September 30, 2006 and December 31, 2005, the investment portfolio consisted of mortgage-backed securities and agency securities.  The Company also owned $6,081,000 and $6,198,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of September 30, 2006 and December 31, 2005, respectively.  Interest-bearing time deposits in other financial institutions amounted to $976,000 and $943,000, respectively, as of September 30, 2006 and December 31, 2005.

At September 30, 2006, $22,772,000 of the securities were classified as held-to-maturity and $23,694,000 of the securities were classified as available-for-sale.  At December 31, 2005, $28,844,000 of the securities were classified as held-to-maturity and $15,118,000 of the securities were classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,300	$28	$(346)	$13,982
U.S. Agency Securities	5,917	11	—	5,928
Collateralized Mortgage Obligation	3,744	40	—	3,784

Total Available-for-sale	$23,961	$79	$(346)	$23,694

Held-to-maturity
Mortgage backed securities	$22,772	$—	$(514)	$22,258

	As of December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,555	$—	$(437)	$15,118

Held-to-maturity
Mortgage backed securities	$28,844	$24	$(695)	$28,173

	As of September 30, 2006		As of December 31, 2005

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,982	3.91%	$15,555	3.34%
U.S. Agency Securities	5,928	5.25%	—	—
Collateralized Mortgage Obligation	3,784	6.04%	—	—

Total Available-for-sale	$23,694	4.59%	$15,555	3.34%

Held-to-maturity
Mortgage backed securities	$22,772	4.07%	$28,844	3.76%

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  As of September 30, 2006, the Bank had a deposit mix of 42% of money market and savings deposits, 16% in time deposits less than $100,000, 35% in time deposits greater than $100,000, 5% in non-interest-bearing checking deposits, and 2% in interest-bearing checking deposits.  At December 31, 2005, the Bank had a deposit mix of 47% money market and saving accounts, 26% in time deposits less than $100,000, 19% in time deposits greater than $100,000, 2% in interest-bearing checking deposits, and 6% in non-interest-bearing checking deposits.  Included in the deposit totals were $20,507,000 (5.7% of deposits) and $15,500,000 million (4.9% of deposits) of brokered deposits and $33,190,000 (9.3% of deposits) and $7,900,000 million (2.5% of deposits) in non-brokered wholesale certificates of deposits as of September 30, 2006 and December 31, 2005, respectively.

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

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004.  As of September 30, 2006 Reserve Fund deposits were $15,159,000 as compared to deposit balance of $11,700,000 as of December 31, 2005.  The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of September 30, 2006 the rate was 5.64% as compared to a rate of 4.45% as of December 31, 2005.

On August 30, 2006, the Bank renewed a $15,000,000 time deposit from the State of California through the State Treasurer.   The time deposit bears interest at the rate of 5.18% which is payable on October 1, 2006 and November 2, 2006.  In August 2006, the Bank obtained a $5,000,0000 time deposit from the State of California through the State Treasurer.  The time deposit bears interest at the rate of 5.16% which is payable on October 1, 2006 and November 29, 2006.  Assets pledged as collateral to the State consists of $21.3 million of the investment securities portfolio as of September 30, 2006.

In an effort to expand the Company’s market share, we are continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004, one new branch in 2005, and one new branch in the third quarter 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$19,052	0.00%	$17,310	0.00%
Interest-bearing checking deposits	7,899	0.65%	7,519	0.30%
Money Market and savings deposits	148,570	4.31%	148,371	3.38%
Certificates of deposit over $100,000	125,621	4.72%	58,856	3.56%
Certificates of deposit less $100,000	56,713	4.91%	81,343	3.69%

Total deposits	$357,855	4.24%	$313,399	3.23%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	September 30, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$128,637	4.86%	$116,786	3.80%
Brokered certificates of deposit	20,507	4.40%	15,492	2.68%
Non-brokered wholesale certificates of deposit	33,190	5.10%	7,921	3.06%

Total certificates of deposits	$182,334	4.85%	$140,199	3.63%

The following schedule shows the maturity of the time deposits as of June 30, 2006:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$46,845	4.76%	$10,592	4.44%
Over 3 through 6 months	26,492	4.88%	14,065	4.52%
Over 6 through 12 months	46,833	5.08%	27,379	4.92%
Over 12 months through 2 years	2,869	5.18%	3,779	4.73%
Over 2 through 3 years	715	4.76%	791	4.78%
Over 3 through 4 years	103	4.65%	8	3.63%
Over 4 through 5 years	1,764	4.18%	99	5.50%

Total	$125,621	4.91%	$56,713	4.72%

Borrowed Funds

The Company has secured advances from the Federal Home Loan Bank at September 30, 2006 and December 31, 2005 amounting to $104.6 million and $107.8 million, respectively, a 3.0% decrease.    As of September 30, 2006, unused borrowing capacity at the FHLB was $109.2 million.  Assets pledged as collateral to the FHLB consisted of $371.6 million of the loan portfolio and $24.2 million of the investment securities portfolio as of September 30, 2006.  Assets pledged as collateral to the FHLB consisted of $308.9 million of the loan portfolio and $44.0 million of the investment securities portfolio as of December 31, 2005.  The advances have been outstanding at varying levels during the three and nine months ended September 30, 2006.  Total interest expense on FHLB borrowings for the three and nine month period ended September 30, 2006 was $1,016,000 and $2,785.000 respectively, representing a $243,000 and $340,000 increase from the same periods prior year.

The Company will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

As of September 30, 2006, the maturities of the advances substantially occur in 2006 and 2007, with comparatively smaller amounts maturing in 2008.  In the first three and nine months ended September 30, 2006, both short term and long term FHLB borrowings have been used to fund growth and as a means of reducing interest rate risk.

The following table sets forth certain information regarding the FHLB advances at or for the dates indicated:

	At September 30, 2006		At December 31, 2005

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$38,230	4.66%	$22,520	3.19%
Over 3 through 6 months	10,000	3.00%	10,612	2.17%
Over 6 through 12 months	19,363	3.16%	23,000	2.59%
Over 12 months through 2 years	21,000	3.62%	38,680	3.21%
Over 2 through 3 years	10,000	4.58%	13,000	3.60%
Over 3 through 4 years	6,000	4.87%	—	—

Total	$104,593	4.02%	$107,812	3.02%

	At or for the nine months ended September 30, 2006	At or for the twelve months ended December 31, 2005

FHLB advances:
Average balance outstanding	$105,580	$120,720
Maximum amount outstanding at any month-end during the period	132,611	130,068
Balance outstanding at end of period	104,593	107,812
Average interest rate during the period	3.87%	2.71%
Average interest rate at end of period	4.02%	3.02%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 3.65%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the second quarter 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures.  The securities mature on September 1, 2036 but are callable after September 1, 2011.  The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 bps.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.  Interest expense attributable to both debentures during the three and nine months ended  September 30, 2006 was $302,000 and $749,000, respectively, as compared to $193,000 and $538,000, respectively, for the same periods prior year.

Capital Resources

Stockholders’ equity was $29,842,000 as of the nine months ended September 30, 2006 as compared to $26,845,000 as of December 31, 2005.  The increase was attributable to net income of $2,853,000, stock options exercised of $177,000 and amortization of deferred compensation – incentive stock options of $309,000 partially offset by $444,000 in dividends declared during the period and unrealized security holdings gain of $101,000.

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

As of September 30, 2006 and December 31, 2005, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of September 30, 2006:
Total capital to risk-weighted assets	$41,651	10.5%	$31,674	8.0%	$39,592	10.0%
Tier 1 capital to risk-weighted assets	41,784	9.5%	17,649	4.0%	26,473	6.0%
Tier 1 capital to average assets	46,417	8.4%	22,077	4.0%	27,596	5.0%
As of December 31, 2005:
Total capital to risk-weighted assets	$35,935	10.1%	$28,351	8.0%	$35,439	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	40,414	7.9%	20,463	4.0%	25,578	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the California Department of Financial Institutions (“DFI”) have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of September 30, 2006 and December 31, 2005, there were $444,000 and $441,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, the Bank maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of September 30, 2006, liquid assets were comprised of $17,283,000 in Federal funds sold, $976,000 in interest-bearing deposits in other financial institutions, $5,016,000 in cash and due from banks, and $23,694,000 in available-for-sale securities. As of December 31, 2005, liquid assets were comprised of $5,536,000 in Federal funds sold, $943,000 in interest-bearing deposits in other financial institutions,  $10,566,000 in cash and due from banks, and $15,118,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of September 30, 2006, the Bank had available borrowing capacity totaling $112.2 million which consisted of borrowing capacity of $3.0 million with two correspondent banks and approximately $109.2 million in available borrowing capacity through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  In addition, there is available borrowing capacity with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

Net cash provided by operating activities totaled $1.7 million for the first nine months of 2006 as compared to $3.5 million for the same period in 2005.  The decrease was primarily attributable to a decrease in net income.

Net cash used in investing activities totaled $39.6 million for the first nine months of 2006 as compared to $41.4 million used by investing activities for the same period in 2005.  The decrease was primarily the result of a decrease in the growth of the loan portfolio partially offset by a $14.0 million purchase of investment securities in the first nine months of 2006, with no purchases in investment securities in the first nine months of 2005.

Funds provided by financing activities totaled $44.1 million for the first nine months of 2006 as compared to funds provided by financing activities of $24.5 million for the same period in 2005.  The increase in net cash provided by financing activities was primarily the result of an increase in the growth of deposits and the issuance of the junior subordinated debentures.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans.  Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Company is liability sensitive and has been negatively affected by the increasing interest rates.  Conversely, the Company would be positively affected in a decreasing rate environment.

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

The following table shows the Bank’s cumulative gap analysis as of September 30, 2006:

	At September 30, 2006

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$1,355	$32,366	$10,082	$2,663	$46,466
Federal Funds	17,283	—	—	—	17,283
Interest-bearing deposits in other financial institutions	—	—	901	75	976
Loans	162,175	143,534	108,600	8,369	422,678
FHLB and PCBB Stock	—	—	—	6,131	6,131

Total	$180,813	$175,900	$119,583	$17,238	$493,534

Interest-Bearing Liabilities
Interest-bearing checking	$7,899	$—	$—	$—	$7,899
Money market and savings	148,570	—	—	—	148,570
Time deposits	57,437	114,769	10,128	—	182,334
FHLB advances	38,230	29,363	37,000	—	104,593
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$265,539	$144,132	$47,128	$—	$456,799

Interest rate sensitivity gap	(84,726)	31,768	72,455	17,238	36,735

Cummulative interest rate sensitivity gap	$(84,726)	$(52,958)	$19,497	$36,735	$36,735

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-17.2%	-10.7%	4.0%	7.4%	7.4%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  The current one year gap ratio is -10.7%.  A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with certificates of deposit and variable rate loans. Because of the current ratio of rate sensitive assets to rate sensitive liabilities, the Company is liability sensitive and would be positively affected by a decreasing interest rate market. Conversely, the Company would be negatively affected in an increasing rate environment.

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

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity.  The model is used to assist management in evaluating, determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +/– 200 basis point rate shock is -16.05% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -9.13%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-16.05%	-9.13%
- 200 basis points	13.66%	7.02%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending September 30, 2006 and December 31, 2005.

	For The Nine Months Ended September 30, 2006	For The Twelve Months Ended December 31, 2005

Annualized net income as a percentage of average assets	0.79%	0.92%
Annualized net income as a percentage of average equity	13.36%	16.53%
Average equity as a percentage of average assets	5.89%	5.55%
Dividends declared per share as a percentage of diluted net income per share	5.19%	10.00%

In 2006, the Company has grown its earning asset base and has produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2006 the Company incurred significant increases in expenses associated with the increased retail branch network, , increased administrative expenses, and ongoing costs related to EWM.

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132 (R) (SFAS 158).  SFAS 158 requires an employer to recognized the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position.  The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans).  An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income.  SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation.  The Company will be required to recognize the funded status of its defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 31, 2008.  SFAS 158 is not expected to have a significant impact on the Company’s financial statements.

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

EPIC BANCORP, INC.
A California Corporation

Date: November 13, 2006	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: November 13, 2006	BY:	/s/ Michael E. Moulton

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