Form 10-K
period 2006-12-31
Epic Bancorp
filed 2007-03-29
CIK 1099980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ :	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-105991

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68- 0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address and zip code of principal executive offices)

Registrant’s telephone number: (415) 526-6400

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2006 was $46,812,000.

Number of registrant’s shares of Common Stock outstanding as of February 28, 2007 was 3,968,853.

The following documents are incorporated by reference in Part III of this Form 10-K: Items 10 through 14 of registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders.

Forward-Looking Statements

In addition to the historical information, this Annual Report contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Epic Wealth Management.  These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5)  the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; and (6) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth management business. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties.  Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

PART I

ITEM 1.  BUSINESS

Epic Bancorp (“Company”) was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).

As of December 31, 2006, the consolidated Company was comprised of three entities, Epic Bancorp, the Bank, and EWM.  The Bank, established in 1991, offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers.  EWM, established in January 2005, offers investment advisory services to the general community and to clients of the Bank.  San Rafael Capital Trust I and II (“Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2002 and 2006, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 and $3.1 million, respectively, of junior subordinated debentures are so reflected.

The Company’s principal source of cash flow is dividends from the Bank.  Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

At December 31, 2006, the Company had $503.5 million in consolidated assets, $421.3 million in net loans receivable, and $369.8 million in deposits. At December 31, 2005, the Company had $461.8 million in consolidated assets, $382.4 million in net loans receivable, and $313.4 million in deposits.

The Company’s outstanding equity securities consist of one class of no par value Common Stock.  The principal executive offices of the Company are located at 630 Las Gallinas Avenue, San Rafael, California, 94903, telephone number (415) 526-6400, facsimile number (415) 485-3742.  The Company makes available free of charge on its website at www.epicbancorp.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, and reports of insider transactions on Forms 3, 4, and 5 as soon as reasonably practicable after the Company files such reports with, or furnishes them to the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website.  The Company may also be contacted via electronic mail at info@epicbancorp.com.

Tamalpais Bank

The Bank is a California industrial bank and is under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

The Bank operates seven full service branches in Marin County, located north of San Francisco, California.  Each branch has been designed to meet the needs of small-to-medium sized businesses, individuals and high-net worth consumers.  There is an office of EWM within every branch of Tamalpais Bank.  There is also a Tamalpais University education center in each Bank branch where seminars to the public about financial planning and investments are presented and where local non-profit organizations can hold their board and committee meetings.  There are high speed Internet Cafes for the convenience of customers in each Branch.  There is a Children’s Zone area for small children, as well, in all branches of the Bank.

In addition to its full-service banking centers, the Bank operates one loan production office located in Santa Rosa,  California which focuses principally on the origination of SBA loans.  The Bank intends to open up future loan production offices outside of Marin County in other high net worth and business markets that have continued growth and potential for development.

The Bank attracts deposits from individuals, merchants, small-to-medium sized businesses, not-for-profit organizations, and professionals who live and/or work in the communities comprising the Bank’s market areas  by offering a friendly, non-intimidating, differentiated branch environment, convenience, competitive interest rate products and providing value-added customer service.  The Bank offers a broad range of commercial and retail lending programs, an array of deposit products and investment advice through its affiliate, EWM, to enable its customers to reach their lifetime personal and financial goals.  Loan programs include mortgages for multifamily real estate, commercial and industrial real estate loans, commercial loans to businesses including SBA loans, revolving lines of credit and term loans, consumer loans including home equity lines of credit and secured and unsecured lines of credit, land and construction lending for single family residences and apartment buildings, and commercial real estate.

The Bank offers an extensive selection of deposit instruments including multiple checking products for both personal and business accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), and a broad array of certificates of deposit products.  A valet deposit pick-up service is available to the Bank’s professional and business clients.  Automatic teller machines (ATM’s) are available at each branch location and at United Market in San Anselmo and Woodland Market in Kentfield.  The Bank’s ATM network is linked to both the STAR and PLUS networks.  The Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its internet banking products.

In 2007, the Bank became a member of the Money Pass surcharge free ATM network which provides over 23,000 surcharge ATM’s throughout the United States for depositors to access.

The Bank does not offer international banking services, and the Bank holds no patents, registered trademarks, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions.

Epic Wealth Management

As an integral element of its strategic plan to increase market share in Marin County and to further serve its high-net worth customer base, the Company established a new subsidiary in 2005, EWM, a registered investment advisor under the the federal Investment Advisors Act of 1940 which is administered by the SEC.  EWM provides investment management, financial planning and advice to high-net worth families through the investment centers of every full-service branch of the Bank and to the general Marin County marketplace.

An agreement between EWM and the Bank for the Bank to refer investment advisory clients to EWM was entered into in January 2005.

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau, Wikipedia and USDA.  In Marin County, the median price for a single family home is $839,000, per capita income is $44,962, which is the highest in the nation and household income is $71,306, which is the second highest in the State according to data from U.S. Census Bureau and Wikipedia.  Marin County had $7.6 billion in deposits as of June 30, 2006 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists of Marin County and the Greater Bay Area including Alameda, Contra Costa, San Francisco, San Mateo, Santa Clara, Sonoma and Sacramento counties.  The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

The Company has no foreign or international activities or operations.

Company Strategy

During the past several years, the Company has adopted a business strategy of developing a community-based  banking approach as a means of increasing market share in Marin County and increasing shareholder value.  The Company’s strategy of providing financial services and advice to business owners and individuals incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan and deposit products and investment management and financial planning to its constituency.  Directors and employees of the Company maintain a high level of involvement and visibility within the community and the not-for-profit sector.  The Company also strives to add value for its shareholders by optimizing its net interest margin, expanding the volume of its earning assets and increasing non-interest income.  This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	offering consultation and planning services, delivered in a personalized, non-intimidating way;
•

tailoring loan and deposit products such as commercial and multifamily mortgages, business and personal loans and lines of credit, and cash management services to small-to-medium sized businesses and individuals;

•	building relationships through wealth management services in the high-net worth community of Marin County and the greater San Francisco bay area;
•	providing fee-based investment advisory, asset management, and financial planning services;
•	increasing fee income to a greater portion of total revenue; and,
•	utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses.

2006 Accomplishments

The Company has achieved favorable financial performance and has made significant progress in achieving its strategic goals over the past several years. The following are among the accomplishments that the Company achieved in financial performance and executing its strategic plan in 2006:

•

Net income for the full year 2006 was $3,928,000 as compared to $4,096,000 for the same period prior year, a 4.1% decrease.  Net interest income after provision for loan losses and non interest income increased $826,000 and $542,000, respectively for the full year 2006 as compared to the same period prior year.  Excluding the effect of Statement of Financial Standard No. 123R, net income for the full year 2006 would have been $4,252,000, or $1.07 per diluted share.  Net income increased 14.5% and diluted earnings per share increased 16% in the fourth quarter 2006 as compared to the same period the prior year.   The Company was able to increase income sequentially in each of the last three quarters of 2006 as compared to 2005 despite the 17 consecutive ¼ point increases in interest rates by the Federal Reserve from June 2004 through June 2006 causing an inverted yield curve and a narrowing of the Bank’s net interest margin.

•

The Company’s earning asset base increased as net loans receivable increased 10.2% and deposits increased 18.0% in 2006 as compared to 2005.  The growth in loans was primarily in commercial real estate and construction loans.  This growth was accomplished while maintaining the exceptionally strong asset quality of the Company with no non-performing loans as of quarter end and no loan losses for ten consecutive years and under $150,000 since the Bank was opened in 1991.

•	The Bank launched its seventh branch in Tiburon/Belvedere, California in August 2006 thus increasing its market presence from 3.75% in 2005 to 4.52% in 2006 in Marin County.

•

The Bank received approval and obtained a national Preferred Lender Program (“PLP”) status from the U.S. Small Business Administration (SBA) in 2006.  The Bank was previously approved for PLP status in the San Francisco District only.  This PLP status, awarded to only a limited number of financial institutions who have demonstrated the highest degree of proficiency in processing and servicing SBA-guaranteed loans, allows the Bank to streamline the processes involved in securing financial assistance for small businesses.

•	The Company declared its twelfth consecutive quarterly dividend in December 2006.

•

The Bank demonstrated its commitment to the Marin County community by establishing and continuing to underwrite the annual Heart of Marin program, which recognizes outstanding contributions to the Marin non-profit community through its Community Outreach Program.   The Company has allocated over $1 million to its Community Outreach Program since 1993.

•

The SBA division, now in its third year of operations, is the 10th largest 7A SBA lender by dollar in the San Francisco region (out of 92 reporting banks). This continues to be a major focus of the Company that positions the Bank for future loan, deposit and non-interest income growth.

•

The Company embarked on a key customer service and loyalty strategy in 2006.  The goal of this strategy is to enhance the service culture of the Company, build customer loyalty, improve internal business workflows and develop a meaningful measurement system.

•	In 2006, the Company issued $3.1 million of Trust Preferred Securities.

•

The Company’s headquarter facility was awarded Green Business status by the County of Marin in 2006 which required the Company to meet standards in areas of energy conservation, water conservation, solid waste reduction and recycling and pollution prevention.

New Facilities

In order to execute the strategy of rapid expansion for the Company’s retail and high-net worth banking operations, new business development officers (“BDO”) including SBA BDOs, relationship managers and branch managers were hired in 2006. These new employees also enhanced the Company’s capacity to better serve its consumer base.

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies in Marin County that most often had at least one branch with $100 million in deposits.  The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and one new branch in 2006 (Tiburon/Belvedere).  The Northgate facility also serves the Company’s headquarters.  The Company intends to open additional branches in its marketplace in the upcoming years.

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

•	increasing integration among commercial banks, insurance companies, securities brokers, and investment banks;

•	increased number of denovo banks;

•	continued growth and increased market share of non-bank financial service providers that often specialize in a single product line such as credit cards or residential mortgages;

•

increased internet based competition causing the Bank to compete more frequently with remote entities soliciting customers in its primary market area via web based advertising and product delivery; and,

•	introduction of new technologies which may bypass the traditional banking system for funds settlement.

The Company competes for loans, deposits, investments, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, industrial banks, mortgage bankers, securities and brokerage companies, registered investment advisor firms, insurance firms, finance companies, mutual funds, and other non-bank financial service providers. Many of these competitors are much larger than the Company in total assets, market reach, and capitalization and enjoy greater access to capital markets and can offer a broader array of products and services than the Company currently offers.

As of June 30, 2006 approximately 83 banking offices with $7.6 billion in total deposits served the Marin County market.  The four banking institutions with the greatest market share, Bank of America, Wells Fargo Bank, Westamerica Bank, and Washington Mutual had deposit market shares of 17.87%, 17.27%, 11.46% and 11.10%, respectively, as of June 30, 2006, the most recent date for which data is available, compared with the Bank’s share of 4.52%.

The Company also competes for depositors’ funds with money market mutual funds and with non-bank financial institutions such as brokerage firms, investment management firms and insurance companies.  Among the competitive advantages held by certain of these non-bank financial institutions is the ability to finance extensive advertising campaigns, and to allocate investment assets to regions of California or other states with areas of highest demand and often, therefore, highest yield.  Large commercial banks also have substantially greater lending limits than the Bank and the ability to offer certain services which are not offered directly by the Company.

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

Employees

As of December 31, 2006 the Company employed 75 full-time employees.  The employees are not represented by a union or covered by a collective bargaining agreement.  The Company believes that its employee relations are good.

Other Information

The Company went through a data processing conversion in 2005 to improve the Company’s existing services. There were no expenditures made by the Company, during the last two fiscal years, on material research activities relating to the development of services.

The Company’s business is not seasonal. The Company intends to continue with the same banking activities that have characterized the Company’s operations over the last few years and the investment management activities of EWM that began in 2005.  The Company anticipates continued profitable growth while maintaining sound credit and management policies and/or practices.

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

EWM, established in 2005, is a registered investment advisor under federal Investment Advisors Act of 1940.

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

Supervision and Regulation

Industrial banking companies are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Bank Insurance Fund (“BIF”) and not for the benefit of shareholders.  The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete.  The following discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation and Supervision of The Company

The Company is not under direct oversight by the FDIC or the California Department of Financial Institutions (“DFI”).  However, as a part of their examinations of the Bank, the FDIC and DFI may review the operating records of the Company as they review affiliated party transactions and to determine any obligation that the Bank will have to cover the Company’s operating expenses or funding commitments.

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

Regulation and Supervision of The Bank

The Bank is licensed under the laws of the State of California and its deposits are insured by FDIC to the extent provided by law.  The Bank is subject to the supervision of, and is regularly examined by, comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank.  State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital.   The Bank is also subject to consumer protection laws.

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

Regulation of Non-banking Affiliates - EWM

EWM is registered with the SEC and is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered investment advisors cover such issues as sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; and qualification and licensing of sales personnel.  The SEC’s risk assessment rules also apply to EWM as a registered investment advisor. These rules require a registered investment advisor to maintain and preserve records and maintain risk management policies and procedures.  In addition to federal registration, state securities commissions require the registration of certain investment advisors.

Violations of federal, state and NASD rules or regulations may result in the revocation of investment advisor licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm.

Dividends and Other Transfer of Funds

Dividends from the Bank constitute the principal source of funds to the Company. The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by California law such that shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

The FDIC and the DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The DFI may impose similar limitations on the Bank.   Under certain circumstances, dividends could be prohibited under the Trust Preferred Securities.

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios.  As of December 31, 2006 the Bank’s ratios exceeded applicable regulatory requirements.

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

Banking agencies have also adopted regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and, (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination.  In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk.  In accordance with the amended guidelines, the Company and any company with significant trading activities must incorporate a measure for market risk in its regulatory capital calculations.

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

In December 2006, the FRB and FDIC issued joint guidance relating to institutions’ concentrations in commercial real estate lending. These agencies have observed that commercial real estate concentrations have been rising over the past several years and have reached levels that could create safety and soundness concerns in the event of a significant economic downturn.  While these agencies are not establishing a limit on the amount of commercial real estate lending that an institution may conduct, they have established a threshold which examiners may use to identify institutions with potential concentration risk.  Any institution that 1) has experienced rapid growth in commercial real estate lending, 2) has notable exposure to a specific type of commercial real estate, or 3) is approaching or exceeds the supervisory criteria may be identified for further examination.

Premiums for Deposit Insurance and Assessments for Examinations

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

The Bank’s deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC.  Prior to 2006, the FDIC was required to maintain insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC has authority to levy special assessments against insured financial institutions based upon insured deposits.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and signed a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provides for:

•	merging the BIF and SAIF deposit insurance funds;
•	annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;
•	increasing deposit coverage for retirement accounts to $250,000,
•

indexing the insurance level for inflation, with any increases approved by the FDIC and National Credit Union Administration on a five-year cycle beginning in 2010 after review of the state of the deposit insurance fund and related factors;

•	credits of up to $4.7 billion to offset premiums for banks that were members of the FDIC and paid deposit insurance premiums prior to 1996; and,
•	an historical basis concept for distributing credits and dividends to reflect past contributions to the insurance funds.

In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005:

•

a rule creating  a new system for risk- based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions; and,

•

a rule  setting  the designated reserve ratio at 1.25 percent. In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit and a temporary final rule that expires at the end of 2009 governing dividends from the insurance fund.  The Bank had assessment credits of approximately $70,000 million as of December 31, 2006.

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

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations.  The Bank is subject to many federal consumer protection statutes and regulations, including Community Reinvestment Act, Equal Credit Opportunity Act, Truth in Lending Act, Fair Housing Act, Home Mortgage Disclosure Act and Real Estate Settlement Procedures Act.  Penalties under these statutes may include fines, reimbursements and other penalties.  Due to heightened regulatory concern related to compliance with these and other statutes generally, the Bank may incur additional compliance costs.

The Community Reinvestment Act (“CRA”) and Fair Lending Developments

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

A bank’s compliance with its CRA obligations is determined based on a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance. An unsatisfactory rating may be the basis for denying a merger application. The Bank’s latest CRA examination was completed by the FDIC and received an overall rating of outstanding in complying with its CRA obligations.

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

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors.  To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and, (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers. As a public reporting company, the Company will be required to provide management’s report on internal control over financial reporting beginning with its 2007 Annual Report on Form 10-K.  The auditor’s attestation report on internal controls over financial reporting is not required until 2008.  The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

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

The Company’s financial performance and profitability depends, in large part, on its ability to favorably execute its business strategy in converting to a private banking focused financial services firm offering business, high net worth and community banking and investment management.  This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking and investment management operations, and capital and human resource investments. Accordingly, there can be no assurance that the Company will be successful in its business strategy.

The Company’s new business locations could adversely affect its financial performance.

The Company opened one new branch in 2006, created a new subsidiary offering registered investment advisory services in January 2005, opened two new loan production centers outside of Marin County in 2005 and expects to open additional branches and loan production centers in the near future.  These new business operations involve up front investments in personnel, facilities, and technology. Earnings could suffer if these new business segments do not produce the planned level of revenue. In addition, establishing these new operations has consumed a significant amount of management’s time, and business activities in other areas of the Company could suffer as a result.

There is strong competition in the Company’s market area and the Company may be unable to increase its market share.

The Company faces substantial competition for deposits and loans throughout its market area, and expects to face substantial competition for its other contemplated products and services. Competition for deposits comes primarily from 21 other financial institutions that control 95.5% of the market share in Marin County. These institutions include 8 national banks, 8 regional banks, and 5 community banks, and most of these competitors have greater resources than does the Company. Competition for loans comes from other commercial banks, savings institutions, mortgage banking firms, credit unions, and other financial intermediaries, as well as out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in the Company’s market areas.  Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits and as a result are able to serve the credit and investment needs of larger customers.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely affect its growth strategy and prospects.

The Company relies on customer deposits and on advances from the Federal Home Loan Bank of San Francisco (“FHLB”), to fund its operations. The Company has historically utilized certificates of deposit obtained out of its market area. As of December 31, 2006, the Company had $86.3 million in FHLB borrowings, $13.1 million of brokered certificates of deposit, and $28.4 million of non-brokered wholesale certificates of deposit. While the Company has been successful in promoting its money market deposit product, brokered and non-brokered wholesale deposits nevertheless constituted 21.5% of total deposits as of December 31, 2006 as compared to 16.7% for the same period prior year. Although management has historically been able to replace such deposits on maturity if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time, were its financial condition or market conditions to change.

The Company’s investment portfolio includes securities which are sensitive to interest rates and variations in interest rates may adversely affect its profitability.

At December 31, 2006, the Company’s securities portfolio totaled $48.3 million, of which $26.5 million was classified as available-for-sale and $21.8 million was classified as held-to-maturity, and was comprised of mortgage-backed securities, U.S. agency securities and collateralized mortgage obligations.  These securities amounted to 9.6% of total assets and are sensitive to interest rate fluctuations. The unrealized gains or losses in the Company’s available-for-sale portfolio are reported as a separate component of shareholders’ equity until realized upon sale. As a result, future interest rate fluctuations may affect shareholders’ equity, causing material fluctuations from quarter to quarter. Failure to hold these securities until maturity or until market conditions are favorable for a sale could adversely affect the Company’s financial condition, profitability and prospects.

The Company may have difficulty managing its growth, which may divert resources and limit its ability to successfully expand its operations.

The Company has grown substantially from $109.0 million in total assets and $99.4 million in total deposits at December 31, 2000 to $503.5 million in total assets and $369.8 million in total deposits at December 31, 2006. The Company has expanded the number of full service branches from one as of December 31, 2001 to seven as of December 31, 2006.  The Company expects to continue to experience significant growth in the amount of its assets, the level of its deposits, the number of its clients and the scale of its operations. The Company’s future profitability will depend in part on its continued ability to grow and the Company can give no assurance that it will be able to sustain its historical growth rate or even be able to grow at all.

Deterioration of local economic conditions could hurt the Company’s profitability.

The Company’s operations are located in Northern California and its lending activities are concentrated in San Francisco, Marin, Alameda, Contra Costa, Santa Clara, Sonoma and San Mateo counties.  Retail deposit generation is generally limited to Marin County. Although the Company has diversified its loan portfolio into other California counties, the vast majority of its credits remain concentrated in the eight primary counties. As a result of this geographic concentration, the Company’s results depend largely upon economic and real estate market conditions in these areas. A deterioration in economic or real estate market conditions in the Company’s primary market area could have a material adverse affect on the quality of its loan portfolio, the demand for its products and services, and its financial condition and results of operations.

Deterioration of real estate market could hurt the Company’s and the Bank’s performance.

At December 31, 2006, approximately 93.6% of  the Bank’s loans were secured by real estate.  The ability of the Bank to continue to originate real estate secured loans may be impaired by adverse changes  in local and regional economic conditions in the real estate market, increasing interest rates, or by acts of nature, including earthquakes and flooding. Due to the concentration of real estate collateral, these events could have a material adverse impact on the value of the collateral resulting in losses to the Bank.

Environmental liability associated with commercial lending could result in losses.

In the course of business, the Company has acquired, and  the Company may in the future acquire, through foreclosure, properties securing loans they have originated or purchased which are in default.  In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties.  In this event, an affected bank  might be required to remove these substances from the affected properties at its sole cost and expense.  The cost of this removal could substantially exceed the value of affected properties.  The Company or the Bank, as the case may be, may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties. This could have a material adverse effect on the Company’s and the Bank’s business, financial condition and operating results.

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

Multifamily Residential Real Estate Loans

The Company’s multifamily loans are subject to collateral risk similar to other real estate secured products.  While the Bank’s primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand.  The Company seeks to minimize risks through its underwriting policies, which require such loans to be qualified at origination in adherence with the Company’s underwriting guidelines.  The Company also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers.  At December 31, 2006, 28.5% of the Company’s total loan portfolio consisted of multifamily residential real estate loans as compared to 32.0% of its total loan portfolio at December 31, 2005.

Commercial and Industrial Real Estate Loans

The Bank originates commercial real estate loans for individuals and businesses for various purposes and are located primarily in the San Francisco Bay Area and secured by commercial real estate.  At December 31, 2006,  52.2% of the Company’s total loan portfolio consisted of commercial real estate loans as compared to 47.4% of its total loan portfolio at December 31, 2005.

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

Banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of commercial real estate within their lending portfolios.  This guidance suggests that institutions that exceed certain levels of commercial real estate lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  At December 31, 2006, the Bank’s commercial real estate level exceeded the threshold for such concentrations.  If and when this proposed guidance becomes final, the Company may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

Construction Real Estate Loans

The Bank originates construction loans for the acquisition and development of 1-4 unit residential, multifamily, and commercial property.  At December 31, 2006, 11.4% of the Company’s total loan portfolio consisted of construction real estate loans of which there were undisbursed loan funds of $14.6 million.  At December 31, 2005, the Company had gross construction loans totaled 5.9% of the Company’s total loan portfolio, on which there were undisbursed loan funds of $12.9 million.

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

Land Loans

The Company offers loans secured by land, generally throughout the San Francisco Bay Area. The types of land generally considered by the Company are suitable for residential, multifamily, or commercial development or are demarcated residential lots.  Because land and lots are generally less readily marketable than residential, multifamily, and commercial real estate, lending on land presents additional risks not present in other real estate loans. The market value of land and lots can be more susceptible to changes in interest rates, economic conditions, or local real estate markets than the market value for homes. Zoning changes by various government authorities may also affect the value and marketability of certain types of land. To mitigate these risks, the Company generally restricts total land loans to 100% of its tier 1 capital and the Company’s underwriting procedures provide that land loans be made in amounts up to 65% of the appraised value of the property.  At December 31, 2006, the Company’s land loan portfolio totaled 2.0% of the Company’s total loan portfolio as compared to 2.6% of the Company’s total loan portfolio as of December 31, 2005.

Business Loans

The Company offers business loans that are either uncollateralized or collateralized by business assets or commercial or residential real estate. Most often, this collateral consists of accounts receivable, inventory or equipment.  Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because the collateral may be difficult to obtain or liquidate following an uncured default. Business loans typically offer relatively higher yields, shorter maturities, and variable interest rates.  The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers.  At December 31, 2006, the Company had disbursed business loans and lines totaled 5.6% of the Company’s total loan portfolio as compared to 6.4% of the Company’s total loan portfolio as of December 31, 2005.

Consumer Loans

The Company offers consumer loans that are either uncollateralized or collateralized by personal assets or commercial or personal real estate. Collateral typically consists of common stock, other securities, or deposits. Consumer lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Consumer loans typically offer relatively higher yields, shorter maturities, and variable interest rates. The Company attempts to reduce the risk of loss associated with consumer lending through prudent underwriting and periodic financial review of its borrowers. At December 31, 2006, the Company had disbursed consumer loans and lines totaled .59% of the Company’s total loan portfolio as compared to .73% of the Company’s total loan portfolio as of December 31, 2005.

Small Business Administration (SBA) Loans

In 2004, the Company began its SBA lending division to expand on its commercial and business banking product lines and in 2005, the Company got approved for the Preferred Lender Program by the SBA.  The status is awarded to only a limited number of financial institutions which allows the Company to streamline the processes involved in securing financial assistance for small businesses.  The federal government guarantees SBA loans as an incentive for financial institutions to make loans to small businesses.  In 2006, the Bank funded $44.1 million, or 10.3% of the Company’s total loan portfolio as compared to $19.4 million, or 5.1% of the Company’s total loan portfolio as of December 31, 2005.

The Bank, depending on its current asset/liability strategy, may sell the guaranteed portion of the SBA loans which are approximately 75% to 85% of the originated balance at a premium sale price between 108% and 110% and servicing margins of between 1.00% and 1.8%.   In 2006, the Bank sold $7.8 million of SBA loans, resulting in a gain on sale and broker fee income of $792,000 and in 2005 the Bank sold $7.2 million of SBA loans, resulting in a gain on sale and broker fee income of $581,000.  Because both the volume of sales and the amount of gain recognized on loan sales is subject to market conditions, there is a risk that the Bank may not be able to generate significant gain on sale income in the future.

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

On an ongoing basis, depending on its current asset/liability strategy, the Company may sell or participate residential, multifamily, and commercial loans to other financial institutions in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates.  The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates.

Because both the volume of sales and the amount of gain recognized on loan sales is subject to market conditions, there are risks inherent in relying on loan sales as a source of income and balance sheet management. In general, it is more difficult to sell loans, and the gain on sale of loans is lower, when interest rates rise. The Company is exposed to risks to its capital, liquidity, and earnings if loan sales fail to materialize or if the gain on sale of loans is lower than specified in the Company’s business strategy. To mitigate these risks, the Company generally would sell adjustable rate mortgages whose prices are less susceptible to changes in interest rates.

In 2006 loan originations totaled $168.4 million.  Loans and participations sold in 2006 totaled $7.8 million and consisted of government guaranteed SBA loans.  During the second quarter of 2006, the Company purchased $16.6 million of participation construction loans and during the third quarter of 2006, the Company purchased a $4.0 million construction loan.  Loans and participations sold in 2005 totaled $7.6 million and consisted of $.4 million in construction loans and $7.2 million in government guaranteed SBA loans.

Loan Servicing

The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2006 and 2005, the Company was servicing $29.0 million and $20.7 million of loans for others, respectively. The Company’s strategic plan does not contain a significant expansion in its loan servicing for others, with the exception of government guaranteed SBA loans, as management believes that it is more advantageous to retain the underlying loan assets on its balance sheet to generate ongoing net interest income rather than selling or participating the loans and receiving a one time gain on sale.

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

At December 31, 2006, the Company’s allowance for loan losses as a percentage of gross loans was 1.10%.  Regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses.  Although management believes the Company’s loan loss allowance is adequate to absorb probable losses in its loan portfolio, management cannot predict these losses or whether the allowance will be adequate or that regulators will not require the Company to increase this allowance.  Any of these occurrences could materially and adversely affect its business, financial condition, prospects and profitability.

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

Breach of information security and technology dependence could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures.  The Company relies on the services of a variety of vendors to meet its data processing and communication needs.  If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers.  Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

The Company’s business strategy relies upon its Chief Executive Officer and other key employees.

The Company is dependent upon the services of Mark Garwood, who serves as President and Chief Executive Officer of the Company and Michael Moulton, who serves as Chief Financial Officer of the Company, and on the services of other senior officers retained by the Company. The loss of the services of Mr. Garwood, Mr. Moulton or other key employees could have a material adverse effect on the Company’s operations.

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

Natural Disasters

A natural disaster, such as an earthquake or flood, could affect the Company’s loan portfolio by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans.  The ultimate impact of a natural disaster on the Company’s future financial results and condition is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost to the Company of collection and foreclosure.

Deterioration of bond and equity markets could hurt EWM’s profitability.

Volatility or significant changes in the equity and bond markets could adversely affect EWM’s financial condition, profitability and growth prospects.  Such deterioration could prevent EWM from growing its client base or retaining clients at current levels.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The following table sets forth information relating to each of the Company’s offices as of December 31, 2006:

	Leased Or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Square Footage

Administrative Offices:	Leased	6/1/2005	6/1/2015	9,453
630 Las Gallinas Ave.
San Rafael, California 94903
Epic Bancorp	Leased	3/1/2005	10/31/2007	632
851 Irwin St., Suite 301
San Rafael, California 94901
Full Service Branch Offices Currently Open:	Leased	8/18/1998	8/31/2008	3,417
851 Irwin St., Suite 100
San Rafael, California 94901
453-455 Miller Ave.	Leased	5/1/2002	4/31/2012	3,026
Mill Valley, California 94941
575 Sir Francis Drake Blvd.	Leased	7/23/2002	7/31/2012	2,600
Greenbrae, California 94904
100 Sir Francis Drake Blvd.	Leased	11/15/2002	11/15/2017	3,300
San Anselmo, California 94960
630 Las Gallinas Ave., Suite 100	Leased	6/1/2005	6/1/2015	2,500
San Rafael, California 94903
71 Casa Buena Drive	Leased	12/29/2003	12/29/2013	3,746
Corte Madera, California 94925
1650 Tiburon Boulevard	Leased	8/15/2005	8/15/2015	2,230
Tiburon, California 94920
Loan Production Office:	Leased	12/13/2005	7/31/2007	300
740 4th Street
Santa Rosa, California 95404
Epic Wealth Management:	Leased	11/1/2002	10/31/2007	2,169
851 Irwin St., Suite 301
San Rafael, California 94901
Stand Alone ATM Machines:	Leased	5/29/2003	5/29/2009	12
735 College Ave.
Kentfield, California 94904
100 Redhill Boulevard	Leased	9/12/2005	9/12/2008	25
San Anselmo, California 94960

Management believes that its existing facilities are adequate for its present needs and that the Company’s insurance coverage on its properties and tenant improvements are adequate.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market System under the symbol EPIK.

At February 28, 2007, 3,968,853 shares of the Company’s common stock, no par value, which reflects the 7% stock dividend declared on January 30, 2007, were outstanding and held by 672 holders of record.  The following table sets forth, for the periods indicated, the range of high and low trade prices of the Company’s common stock.  The Company’s closing price on December 31, 2006 was $13.55, compared to the closing price one year earlier of $15.86.

	Sales Price of Common Stock

	High	Low

2006
First Quarter	$15.86	$12.65
Second Quarter	14.39	13.08
Third Quarter	14.02	12.71
Fourth Quarter	13.79	12.85
2005
First Quarter	$14.50	$12.71
Second Quarter	14.95	11.68
Third Quarter	16.65	12.64
Fourth Quarter	16.30	14.02

Stock Price Performance

The following graph compares the Company’s stock price performance in each of the years in the five year period ended December 31, 2006 with that of (i), companies in the Nasdaq Composite Index, which measures all NASDAQ domestic and international based common type stocks listed on the NASDAQ Stock Market and (ii) companies included in an index, published by SNL Securities L.C., which is made up of banks and bank holding companies which shares are traded on the NASDAQ Stock Market.

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

The Company initiated a cash dividend program in 2004. The Company paid four cash dividends of $0.04 per share in 2006.  In 2005, the Company paid four cash dividends of $0.03 per share and paid four cash dividends of $0.025 per share in 2004. It is anticipated that cash dividends will be declared on a quarterly basis in the future.

The Company also declared a 7% stock dividend to be paid on Feburary 14, 2007 to shareholders of record on January 31, 2007.

The Board of Directors of the Bank adopted the 1997 Incentive Stock Option Plan.  More information regarding activity occurring in the Bank’s equity compensation plan is contained in the Company’s 2007 Proxy Statement.  The table below summarizes the Corporation’s Equity Compensation Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a) (c)

Plan Category
Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	377,631	10.99	—
2006 Incentive Stock Option Plan	32,630	12.62	141,174
2003 Non-Employee Directors’ Stock Option Plan	100,473	12.12	34,347

Equity compensation plans not approved by security holders	—	—	—

Total	510,733	11.36	175,521

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth the results of operations as of December 31, 2006, 2005, 2004, 2003 and 2002.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and the consolidated financial statements and notes thereto included herein.

At or For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Financial Condition Data:
Total assets	$503,514	$461,839	$425,610	$301,961	$268,133
Available-for-sale securities	26,516	15,118	22,040	—	37,657
Held-to-maturity securities	21,823	28,844	40,851	18,907	35,628
Federal Home Loan Bank restricted stock	5,892	6,198	6,934	3,609	4,333
Pacific Coast Bankers’ Bank restricted stock	50	50	50	50	50
Loans receivable, net of allowance for loan losses	421,335	382,424	325,651	246,418	174,947
Deposits	369,805	313,399	274,620	211,626	175,904
Federal Home Loan Bank advances	86,251	107,812	115,781	65,101	69,869
Junior Subordinated Debentures	13,403	10,310	10,310	10,310	10,310
Other borrowings	3,175	—	—	—	—
Total stockholders’ equity	30,881	26,845	23,175	13,874	11,014
Statement of Operations Data:
Interest income	$35,815	$28,724	$21,602	$17,451	$13,187
Interest expense	18,185	11,728	7,602	6,303	5,410

Net interest income	17,630	16,996	14,000	11,148	7,777
Provision for loan losses	439	632	874	784	597

Net interest income after provision for loan losses	17,191	16,364	13,126	10,364	7,180
Noninterest income	2,176	1,634	814	560	1,028
Noninterest expenses (4)	13,036	11,262	8,783	6,405	4,798

Income (loss) before income tax expense (benefit)	6,331	6,736	5,157	4,519	3,410
Income tax expense (benefit)	2,402	2,639	1,709	1,721	1,340

Net income (loss)	$3,929	$4,097	$3,448	$2,798	$2,070

Per Share Data:
Earnings (loss) per share—Basic	$0.99	$1.04	$0.90	$0.83	$0.62
Earnings (loss) per share—Diluted	0.99	1.01	0.87	0.81	0.61
Common shares outstanding at end of period	3,960,852	3,937,239	3,922,301	3,356,544	3,347,751
Book value per share	$7.29	$6.37	$5.52	$3.86	$3.29
Performance Ratios and Other Data:
Return on average assets	0.81%	0.92%	0.90%	0.97%	1.03%
Return on average stockholders equity	13.8%	16.5%	17.2%	22.2%	20.5%
Efficiency ratio	65.8%	60.5%	59.3%	54.7%	54.5%
Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	9.7%	9.1%	10.0%	9.1%	11.0%
Total risk based capital	10.8%	10.1%	11.0%	10.2%	12.1%
Tier 1 leverage capital	8.6%	7.7%	8.1%	7.5%	7.5%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion address information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes.  It should be read in conjunction with those statements and notes found therein as well as the other information presented throughout the report.

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

The Company determines the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  The Company segments the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  The Company analyzes the following components of the portfolio and provides for them in the allowance for loan losses.

•	All significant credits on an individual basis that are classified doubtful.

•	All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for as part of an appropriate pool.

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

Available-for-Sale Securities

Statement of Financial Accounting Standards (“SFAS”) 115 requires that available-for-sale securities be carried at fair value. This is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Servicing Asset

The Company services SBA and non-SBA loans for investors and records a related mortgage servicing asset.  The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows.  The exposure of the loan life assumption is if loans prepay faster than expected.  The exposure to the discount rate assumption is if prime rate adjusts severely and permanently.  Such exposures can cause adjustments to the income statement.

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

Accounting Change

From time to time, the Financial Accounting Standards Board issues pronouncements which govern the accounting treatment for the Company’s financial statements.  For a description of the recent pronouncements applicable to the Company, see Note 1 to the Consolidated Financial Statements included in this report.

Overview of Financial Results

Based on historical results and recent investments in branches and EWM operations, management anticipates that the Company will continue to grow in 2007.  However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates.  Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company.

Results of Operations

Total assets reached $503,514,000 in 2006, an increase of $41,675,000, or 9.0% from the prior year.  Total assets increased 8.5% from 2005 as compared to 2004.  Total deposits were $369,805,000 in 2006, an increase of $56,405,000 or 18.0% from the prior year.  Total deposits were $313,399,000 in 2005, an increase of $38,779,000 or 14.1% from the prior year.  Total loans receivable, net were $421,335,000 in 2006 as compared to $382,424,000 in 2005, representing an increase of $38,910,000 or 10.2%.  Total gross loans net of deferred fees and costs increased $39,350,000 from 2006 as compared to 2005.  The Company reported on a consolidated basis, net income of $3,928,000 for 2006, or $.99 per diluted share compared with $4,096,000, or $1.01 per diluted share in 2005.  The year over year change in consolidated net income represents a decrease of 4.1%.  Consolidated net income increased $648,000, or 18.8% from 2005 as compared to 2004.

The decrease in net income and fully diluted earnings per share as of December 31, 2006 over the prior year period was primarily the result of the following:

•

Non-interest expenses increased to $13,036,000 in 2006 as compared to $11,262,000 in 2005, a $1,774,000, or 15.7% increase.  In 2006, $382,000 of share-based compensation expense was recorded as compared to 2005 which did not reflect such an expense.  Additionally, there was an increase in the number of employees during 2006 as compared to the same period in 2005.  New staff was added in the Bank’s retail branches and SBA lending department, and in Company-wide support functions as a result of growth in the operations of the Company.  The Company invested significant resources in relatively new retail branches, enhanced information technology, the operations of Epic Wealth Management, and other infrastructure investments to position the Company for anticipated future growth.

Partially offsetting the non-interest expense increases, which had a negative impact on net income, were increases in net interest income and non-interest income as follows:

•

Net interest income before provision for loan losses was $17,630,000, an increase of $634,000, or 3.7% over 2005.  The increase in net interest income was largely due to the increased earning asset base partially offset by a decreased net interest margin from 3.89% to 3.71% in 2006 versus 2005 and an increase in deposit expenses of $5,778,000 or 75.0%, to $13,507,000 in 2006 versus 2005.  The deposit expense increase from 2005 to 2006 is primarily due to the growth of the Bank’s deposit portfolio and a rising interest rate environment.  Average total interest earning assets increased by $38,860,000, or 8.9% to $475,841,000 in 2006 as compared to the same period prior year.  Average total interest earning assets increased by $63,542,000, or 17.0% to $436,981,000 in 2005 as compared to the same period prior year.

•

In 2006, non-interest income increased $543,000, or 33.2% over 2005.  This increase is primarily a result of $211,000 increase in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during 2006.  Loan servicing income increased $96,000, or 146.4% from the same period prior year.  Additionally, the gross investment advisory services fee income generated by EWM increased $95,000 as of 2006 when compared to the corresponding period in the prior year. In 2005, non-interest income was $1,634,000, which is an improvement of $820,000 or 100.7% over 2004.  This increase is primarily attributable to an $238,000 increase in the gain on sale of loans associated with the sale of SBA loans during 2005

In 2006, the Company’s return on average assets (“ROA”) was 0.81% as compared to 0.92% in 2005 and 0.90% in 2004.  The Company’s return on average equity (“ROE”) was 13.81% in 2006 compared to 16.53% in 2005 and 17.19% in 2004.  Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories.  For the twelve month period from June 2006 to June 2005 (the latest date for which the information is available), the Bank’s market share of total Marin County deposits increased from 3.75% to 4.52%.

As of December 31, 2006, consolidated total assets were $503,514,000 as compared to $461,839,000 at December 31, 2005, which represents an increase of 9.0%.   Contributing to the growth of assets in 2006 was an increase of $39,350,000 or 10.2% in gross outstanding loans.  The increase in loans was funded in part by a shift of the funds from other earning assets as well as increases in deposits.  Total investment securities increased by $4,377,000, or 10.0% in 2006 versus the same period prior year.  Total deposits were $369,805,000 in 2006, an increase of $56,405,000, or 18.0% from the prior year.  FHLB advances decreased $21,561,000, or 20.0%  from 2006 as compared to the same period in 2005.  Stockholder’s equity increased $4,036,000, or 15.0% to $30,881,000 in 2006 as compared to the same period prior year.

As of December 31, 2006, EWM had approximately $270 million in assets under management as compared to $264 million for the same period prior year.

Summary of Quarterly Results of Operations

The following below sets forth the results of operations for the four quarters of 2006 and 2005.

	2006 Quarters Ended				2005 Quarters Ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$9,616	$9,343	$8,820	$8,035	$7,721	$7,419	$7,023	$6,561
Interest expense	5,206	4,964	4,370	3,645	3,440	3,061	2,782	2,445

Net interest Income	4,410	4,379	4,450	4,390	4,281	4,358	4,241	4,116
Provision for loan losses	38	(69)	327	143	27	46	199	360

Net interest income after provision for loan losses	4,372	4,448	4,123	4,247	4,254	4,312	4,042	3,756

Noninterest income	485	558	639	494	561	306	463	304
Noninterst expense	3,116	3,294	3,282	3,341	3,227	2,888	2,609	2,538

Income before provision for income taxes	1,741	1,712	1,480	1,400	1,588	1,730	1,896	1,522
Provision for income taxes	665	660	571	508	647	634	757	601

Net Income	$1,076	$1,052	$909	$892	$941	$1,096	$1,139	$921
Net Income per common share
Basic	$0.27	$0.26	$0.23	$0.22	$0.24	$0.28	$0.29	$0.23
Diluted	$0.27	$0.26	$0.23	$0.22	$0.23	$0.27	$0.28	$0.22

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

The following sets forth average daily balances of assets, liabilities, and shareholders’ equity during 2006, 2005 and 2004, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2006, 2005 and 2004:

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Year Ended December 31,

	2006			2005			2004

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$46,893	$1,902	4.06%	$55,828	$1,811	3.24%	$64,113	$2,068	3.23%
Other investments	6,035	324	5.37%	6,519	286	4.39%	6,728	256	3.80%
Interest bearing deposits in other financial institutions	1,167	44	3.77%	936	43	4.59%	3,485	78	2.24%
Federal funds sold	6,378	314	4.92%	2,674	86	3.22%	7,114	95	1.34%
Loans (2)	415,368	33,230	8.00%	371,024	26,497	7.14%	291,999	19,106	6.54%

Total Interest Earning Assets	475,841	35,814	7.53%	436,981	28,723	6.57%	373,439	21,603	5.78%
Allowance for loan losses	(4,528)			(4,017)			(3,158)
Cash and due from banks	5,377			5,623			4,894
Net premises, furniture and equipment	4,927			3,198			2,300
Other assets	5,035			4,892			4,438

Total Assets	$486,652			$446,677			$381,913

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,301	45	0.62%	$7,531	49	0.65%	$6,368	42	0.66%
Savings deposits (3)	155,426	6,176	3.97%	127,622	3,292	2.58%	93,671	1,463	1.56%
Time deposits	161,739	7,286	4.50%	137,459	4,377	3.18%	123,492	2,916	2.36%
Other borrowings	101,051	3,636	3.60%	120,720	3,266	2.71%	110,571	2,635	2.38%
Junior Subordinated Debentures	11,524	1,041	9.03%	10,310	743	7.21%	10,310	546	5.30%

Total Interest Bearing Liabilities	437,041	18,184	4.16%	403,642	11,727	2.91%	344,412	7,602	2.21%
Noninterest deposits	17,874			15,610			11,680
Other liabilities	3,291			2,653			5,765

Total Liabilities	458,206			421,905			361,857
Shareholders’ Equity	28,446			24,772			20,056

Total Liabilities and Shareholders’ Equity	$486,652			$446,677			$381,913

Net interest income		$17,630			$16,996			$14,001

Net interest spread (4)			3.37%			3.66%			3.57%
Net interest margin (5)			3.71%			3.89%			3.75%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.
(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.
(3)	Savings deposits include Money Market accounts.
(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.
(5)	Net interest margin is the net yield on average interest earning assets.

In 2006, the Bank’s net interest income before the provision for loan losses increased $634,000, or 3.7% over 2005.  These increases are attributable to growth in average interest earning assets of $38,860,000 in 2006 and $63,542,000 in 2005 when compared to the same periods prior years.  In 2005, net interest income was positively affected by a shift in the mix of asset balances from lower yielding interest bearing deposits in other financial institutions and investment securities to higher-yielding loans.

The Bank’s yield on interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.53% in 2006 as compared to 6.57% in 2005.  The yield on the loan portfolio increased eighty six basis points from 7.14% in 2005 to 8.00% in 2006.  The yield on the Bank’s Federal funds sold increased to 4.92% in 2006 from 3.22% in 2005.  The increase in the yield on loans and the Federal funds sold is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006.  The average balance for investment securities in 2006 of $46,893,000, which represents a decrease of 16.0% from 2005, had an increase in yield from 3.24% in 2005 to 4.06% in 2006.  Other investments increased ninety eight basis points from 2006 as compared to 2005.

The rate paid on interest bearing liabilities increased from 2.91% in 2005 to 4.16% in 2006.  The rate paid on savings deposits increased from 2.58% to 3.97% from 2006 as compared to 2005 and time deposits increased one hundred thirty two basis points from 3.18% to 4.50% from 2006 as compared to 2005.  The rate on other borrowings and junior subordinated debentures increased eighty nine and one hundred eighty two basis points, respectively, from 2005 as compared to 2006.  These increases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve from 2004 through 2006.  In 2006, the Bank achieved a net interest margin (“NIM”) of 3.71%, a decrease from the NIM of 3.89% experienced in 2005.  The decrease in the margin is also affected by the changes to the market rates as described above.

In 2005, net interest income was positively affected by a shift in the mix of asset balances from lower yielding Federal funds sold, interest bearing deposits in other financial institutions and securities to higher-yielding loans.  The Bank’s yield on interest earning assets increased in 2005 by seventy nine basis points to 6.57%, and the yield on its loan portfolio increased from 6.54% in 2004 to 7.14% in 2005.  The yield on the Bank’s Federal funds sold increased to 3.22% in 2005 as compared to 1.34% in 2004 and is attributable to the interest rate increases implemented by the Federal Reserve Board.

The rate paid on interest bearing liabilities increased seventy basis points from 2.21% in 2004 to 2.91% in 2005.  The increase is primarily attributable to the previously discussed changes in the market interest rates.  The Bank achieved a NIM of 3.89%, up from the NIM of 3.75% experienced in 2004.  The increase was primarily attributable to the higher loan-to-deposit ratios in 2005 as compared to the same period prior year.

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

	Year ended December 31, 2006 Compared to Year ended December 31, 2005			Year ended December 31, 2005 Compared to Year ended December 31, 2004

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in Thousands)
Increase/(decrease) in Interest Income
Investment securities	$(318)	$409	$91	$(269)	$12	$(257)
Other investments	(22)	60	38	(8)	38	32
Interest-bearing deposits	10	(9)	1	(82)	47	(35)
Federal Funds Sold	165	63	228	(85)	76	(9)
Loans	3,357	3,374	6,731	5,524	1,866	7,390

	3,192	3,897	7,089	5,080	2,039	7,119
Increase/(decrease) in Interest Expense
Interest-bearing checking	$(1)	$(3)	(4)	$8	$(1)	7
Savings deposits	829	2,053	2,882	654	1,175	1,829
Time Deposits	869	2,040	2,909	358	1,103	1,461
FHLB and other borrowings	(589)	960	371	256	376	632
Trust Preferred Securities	95	202	297	0	197	197

	1,203	5,252	6,455	1,276	2,850	4,126

Increase/(decrease) in Net Interest Income	$1,989	$(1,355)	$634	$3,804	$(811)	$2,993

Non-interest Income

Non-interest income is comprised of gain on sale of loans, net loss on sale of securities, fees generated by EWM and loan servicing and other income.  Non-interest income for the years ended December 31, 2006, 2005, and 2004 was $2,176,000 $1,634,000, and $814,000, respectively, for an increase of $542,000 or 33.2% for the year ended December 31, 2006, as compared with the same period in 2005, and an increase of $820,000 or 100.7% for the year ended December 31, 2005 as compared with the same period in 2004.

In 2006, the increase in gain on sale of loans of $211,000 increased due to the sale of the government guaranteed portions of eighteen SBA loans.    In 2005, there was a net gain of $581,000 resulting from the sale of the  government guaranteed portions of thirteen SBA loans.  Loan servicing in 2006 was $161,000, representing an increase of $96,000, or 146.4% over the same period the prior year.  This increase is primarily the result of an increase in the number of loans that the Bank is servicing.

In 2006, loan fees and other income increased $238,000, or 24.2% from the same period the prior year.  This increase is primarily attributable to the Company establishing a new subsidiary in 2005, EWM, a registered investment advisor under the Securities and Exchange Commission Investment Advisors Act of 1940, which provides wealth management services inclusive of investment management and financial planning to high-net worth individuals and families.  In 2006, EWM generated investment and advisory services fee income of $628,000, an increase of $95,000 from the same period the prior year.  Partially offsetting this increase was a reduction in Registered Investment Advisory Services income of $75,000 as a result of the amortization of the cost of the agreement with EWM and Kit M. Cole, Executive Chairman of the Company.

As of December 31, 2006, EWM had approximately $270 million in assets under management of which $48.1 million represents the Bank’s investment portfolio.  In 2005, EWM generated investment and advisor services fee income of $458,000 which was offset by a reduction in Registered Investment Advisory Services income of $75,000 as a result of the amortization of the cost of the agreement with EWM and Kit M. Cole.  As of December 31, 2005, EWM had approximately $264 million in assets under management of which $44 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2007; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2007 or that it will be profitable on a stand-alone basis.   The remaining increase in loan fees and other income relates primarily to the growth of the Bank.

On July 19, 2005, EWM entered into an agreement with Kit M. Cole, the Executive Chairman of the Company. In recognition of services provided to EWM to assist it in making contacts with prospective clients and in organizing its business, EWM agreed to pay Ms. Cole $250,000 on August 1, 2005.  In addition, EWM agreed to pay to Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 1, 2005.  It is anticipated that the cost of the agreement will be allocated over a period of approximately ten years, beginning January 1, 2005.  A pre-tax amortization expense of approximately $75,000 was incurred in 2006 and pre-tax expenses of approximately $75,000 will be incurred annually thereafter until December 31, 2014.

EWM has required capital infusions from the Company.   Capital infusions for 2005 and 2006 totaled $794,000 and $436,000, respectively.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses.  The Company’s non-interest expense for the years ended December 31, 2006, 2005 and 2004 was $13,036,000, 11,262,000 and $8,783,000, respectively.  The increase for the year ended December 31, 2006 was $1,774,000, or 15.7% as compared with the same period in 2005 and the increase for the year ended December 31, 2005 was $2,479,000, or 28.2% as compared with the same period in 2004.

Salaries and benefits are the largest components of non-interest expense.  In 2006, salaries and benefits increased by $1,485,000, or 23.0% primarily due to the Bank hiring staff for its retail branches including the opening of one new full-service branch in 2006, the opening of a loan production center, and the Company hiring additional staff to support the longer term growth of the Company.  The number of full time equivalent employees at year end 2006 and 2005 were 75 and 73, respectively.  Additionally, SFAS 123R which was implemented January 1, 2006 required the Company to expense share-based payments in 2006 was $381,993.  No expense was recorded in 2005.  Further, there were regular salary adjustments and higher medical benefits and workers’ compensation costs in 2006 versus the same period the prior year.

In 2005, salaries and benefits costs increased by $1,398,000, or 27.7%, primarily due to the increase in the number of staff which increased to 73, up from 52 at year end 2004 (partly as a result of the opening of one new full-service branch in 2005), annual merit increases, and higher medical benefits and workers’ compensation costs in 2005.

The 2006 increase of $246,000, or 21.1% in occupancy and equipment costs is largely due to the Company, Bank and EWM occupying new leased spaces which includes the addition of the Bank’s Corte Madera branch which opened in September 2005, the Tiburon/Belvedere branch which opened in August 2006 and the  new lease the Company signed which consolidates the loan, executive and administrative personnel in one facility.  Additionally, there were annual rent increases in the branch and administrative facilities.  In 2005, the Company incurred an increase in occupancy and equipment of $165,000, or 16.5%, when compared to the same period prior year and was largely due to the opening of two new branches in September 2004, one new branch  opened in September 2005 and annual increases in branch operating leases.

The 2006 increase of $11,000, or 3.0% in advertising costs is largely due to the growth of the Bank and the different campaigns that the Bank as well as EWM held during the year.  The 2005 increase of $60,000, or 20.3% in advertising costs is largely due to the growth of the Bank and the different campaigns that the Bank and EWM held during the year.  Further, there was a timing difference related to its community outreach program.  The annual “Heart of Marin” community outreach awards ceremony was held in January 2005, whereas the last awards ceremony was held in the fourth quarter of 2003.

Professional services decreased $151,000, or 30.9% in 2006 compared to the same period prior year.  The decrease is largely attributable to the Company going through a data processing conversion in 2005 and more expenses were incurred in 2005 versus 2006 as a result of this conversion for outside consulting expenses.  The increase of $41,000, or 9.3% in 2005 as compared with the same period in the prior year was primarily attributable to increases in audit fees and outside consulting fees partially offset by lower legal fees.  The outside consulting fees related primarily to the Company’s data processing conversion in 2005 and the lower legal fees is a result of one-time legal fees associated with the 2004 public offering.

In 2006 data processing costs were $364,000, a decrease of $334,000, or 47.8%.  The decrease is primarily attributable to the core data processing systems conversion which occurred in July 2005 from FPS Gold, of Provo, Utah to OSI, of Glastonbury, Connecticut.  In 2005, data processing costs were $698,000, an increase over 2004 of $451,000, or 54.8%.  The increase is largely attributable to the core data processing systems conversion which occurred in July 2005.  As a part of this conversion, the Bank paid a fee to FPS Gold of $109,885 for the last two months of data processing services that FPS Gold provided for de-conversion programming, and for a penalty due to the early termination of the agreement with FPS Gold.  Of that total amount, $73,391 represents non-recurring expenses.  Additionally, there was third party IT support as a result of the system conversion.

The 2006 increase of $279,000, or 48.9% in depreciation and amortization expense over the same period prior year is primarily attributable to new purchases and leasehold improvements of the Company.  The 2005 increase of $296,000, or 107.2% for the same period prior year in depreciation and amortization expense is primarily attributable to the growth of the Company.

Other administrative expenses of $1,771,000 represents a $238,000, or 15.5% increase over 2005 and a $69,000, or 4.7% increase over 2004.  These increases are primarily attributable due to the growth in activity of the Company.

The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) increased over the prior year and was at 65.8% for 2006.  In 2005, the Company’s efficiency ratio was 60.5%.

The following table sets forth information regarding our noninterest expenses for the periods shown.

	For the Year Ended

	2006	2005	2004

	(Dollars in thousands)
Salaries and benefits	$7,935	$6,450	$5,052
Occupancy	1,410	1,164	999
Advertising	368	357	297
Professional	337	488	446
Data processing	364	698	248
Equipment and depreciation	851	571	276
Other administrative	1,771	1,534	1,465

Total	$13,036	$11,262	$8,783

Income Taxes

The Company reported a provision for income taxes of $2,403,000, 2,639,000 and $1,709,000 for years 2006, 2005 and 2004, respectively resulting in an effective tax rate of 37.9%, 39.2% and 33.1%, respectively.  The decrease of $236,000 from 2006 as compared to 2005 is primarily attributable to a decreased pre-tax income in 2006 as compared to 2005.   The increase of $930,000 from 2005 as compared to 2004 is primarily attributable to the Company recognizing a Federal tax write-off of $369,629 for unamortized deferred costs on all loans originated in 2005 whereas there were no equivalent recoveries in 2004.  The Company had also recognized a Federal tax write-off of $352,478 for prepaid assets as of December 31, 2005 that were scheduled to fully amortize in the next twelve months and there was no equivalent recoveries in 2004.

The Company has not been subject to an alternative minimum tax (AMT).  See Note 11 of the Notes to the Consolidated Financial Statements for additional discussion of Provision for Income Taxes.

FINANCIAL CONDITION

Investment Securities

In order to maintain a reserve of readily saleable assets to meet our liquidity and loan requirements, the  Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of December 31, 2006 and 2005, the carrying values of securities pledged were $48,339,000 and $43,962,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings.  The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet the overall liquidity requirements.

As of December 31, 2006, the investment portfolio consisted of mortgage-backed securities, U.S. agency securities and collateralized mortgage obligations.  As of December 31, 2005, the investment portfolio consisted entirely of mortgage-backed securities. The Company also owned $5,892,000 and $6,198,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of December 31, 2006 and December 31, 2005, respectively.  Interest-bearing time deposits in other financial institutions amounted to $987,000 and $943,000 as of December 31, 2006 and December 31, 2005, respectively.

At December 31, 2006, $21,823,000 of our securities were classified as held-to-maturity and $26,516,000 of our securities were classified as available-for-sale. At December 31, 2005, $28,844,000 of the securities were classified as held-to-maturity and $15,118,000 of the Company’s securities were classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The Company had no trading securities at December 31, 2006, 2005 and 2004.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,202	$27	$(239)	$12,990
U.S. Agency Securities	5,858	6	—	5,864
Collateralized Mortgage Obligation	7,660	10	(8)	7,662

Total Available-for-sale	$26,720	$43	$(247)	$26,516

Held-to-maturity
Mortgage backed securities	$21,823	$—	$(389)	$21,434

	As of December 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,555	$—	$(437)	$15,118

Held-to-maturity
Mortgage backed securities	$28,844	$24	$(695)	$28,173

	As of December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$22,422	$—	$(382)	$22,040

Held-to-maturity
Mortgage backed securities	$40,851	$—	$(524)	$40,327

	As of December 31,

	2006		2005		2004

	Balance	Yield	Balance	Yield	Balance	Yield

	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$12,990	4.01%	—	—	—	—

U.S. Agency Securities	$5,864	5.20%	—	—	—	—

Collateralized Mortgage Obligation	$7,662	5.66%	$15,555	3.34%	$22,422	3.29%

Held to maturity
Mortgage backed securities	$21,823	4.37%	$28,844	3.76%	$40,851	3.48%

Loans

Loans, net, increased by $38,910,000, or 10.2%  as of December 31, 2006 as compared to the same period prior year.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending and depository services.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of loan types, borrowers, collateral, geographies, industries and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
One-to-four family residential	$16,742	$16,995	$13,878	$11,403	$14,294
Multifamily residential	120,287	121,176	126,099	97,941	65,488
Commercial real estate	220,049	183,288	147,357	112,217	71,076
Land	8,316	9,777	9,150	8,039	8,572
Construction real estate	33,188	26,003	9,157	12,071	10,651
Consumer loans	2,545	2,785	3,925	2,318	2,309
Commercial, non real estate	23,553	24,725	17,746	3,780	3,657

Total gross loans	424,680	384,749	327,312	247,769	176,047
Net deferred loan costs	1,327	1,907	1,939	1,375	842
Total loans receivable, net of deferred loan costs	426,007	386,656	329,251	249,144	176,889

Allowance for loan losses	(4,672)	(4,232)	(3,600)	(2,726)	(1,942)

Loans receivable, net	$421,335	$382,424	$325,651	$246,418	$174,947

Real estate construction loans are primarily interim loans to finance the construction of commercial and single family residential property. These loans are typically short-term. Other real estate loans consist primarily of loans made based on the property and/or the borrower’s individual and business cash flows and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. Maturities on real estate loans other than construction loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years). Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

Commercial and industrial loans and lines of credit are made for the purpose of providing working capital, covering fluctuatins in cash flows, financing the purchase of equipment, or for other business purposes. Such loans and lines of credit include loans with maturities ranging from one to five years.

Consumer loans and lines of credit are made for the purpose of financing various types of consumer goods and other personal purposes. Consumer loans and lines of credits generally provide for the monthly payment of principal and interest or interest only payments with periodic principal payments.

Outstanding loan commitments at December 31, 2006 and December 31, 2005 primarily consisted of un-disbursed construction loans, lines of credit, and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. The Bank does not  have any concentrations in the loan portfolio by industry or group of industries, however as of December 31, 2006 and December 31, 2005, approximately 93.6% and 92.4%, respectively, of our loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

During the second quarter of 2006, the Company purchased $16.6 million of participated construction loans.  These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate.  As of December 31, 2006, the remaining balance of the participated loans was $13.9 million.

During the first quarter of 2005, the Company purchased $33.8 million of participated construction loans.  These loans consisted of 50 participated construction loans purchased with balances ranging from $360,000 to $1,717,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate plus one percent.  As of December 31, 2006, the remaining balance of the participated loans was $412,000.

As of December 31, 2006, the loan portfolio was primarily comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 56.4% reprice within one year, 7.8% reprice within one to two years, 5.0% reprice within two to three years, 10.5% reprice within three to four years, 10.1% reprice within four to five years, and 10.2% reprice within five to eight years.  The following table sets forth the maturity distribution of our loans outstanding as of December 31, 2006 and December 31, 2005.  At those dates, the Company had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	At December 31, 2006

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$—	$—	$16,742	$16,742
Multifamily residential	2,304	489	117,494	120,287
Commercial real estate	870	1,409	217,770	220,049
Land	1,895	6,421	—	8,316
Construction real estate	29,598	3,590	—	33,188
Consumer loans	2,325	220	—	2,545
Commercial, non real estate	15,896	4,082	3,575	23,553

Total	$52,888	$16,211	$355,581	$424,680

Loans with predetermined interest rates	$945	$—	$644	$1,589
Loans with floating or adjustable interest rates	51,943	16,211	354,937	423,091

	$52,888	$16,211	$355,581	$424,680

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed.  As of December 31, 2006, the provision for loan losses was $439,000 as compared to $632,000 for the same period in 2005, representing a decrease of $192,000, or 30.4%.  During 2006 and 2005, there were no charge-offs of loans nor were there any recoveries on previously charged-off loans.  The decrease in the provision for loan losses for the twelve months ended December 31, 2006 compared to the same period a year ago primarily relates to managements calculation of the adequacy of the allowance for loan losses and slower growth in the Bank’s loan portfolio.

At December 31, 2006 and December 31, 2005 the allowance for loan losses was 1.10% and 1.09%, respectively of loans outstanding.  There were no nonperforming loans as of December 31, 2006, and the ratio of the allowance for loan losses to nonperforming loans was 916% as of December 31, 2005.  Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes our loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,

	2006	2005	2004	2003	2002

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$426,007	$386,657	$329,251	$249,144	$176,889
Average Amount of Loans Outstanding	415,368	371,024	291,999	215,041	146,956
Period end non-performing loans outstanding	—	35	393	—	711
Loans Loss Reserve Balance, Beginning of Period	$4,232	$3,600	$2,726	$1,942	$1,345
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Additions/(Reductions) charged to operations	439	632	874	784	597

Allowance for Loan and Lease Loss, End of Period	$4,671	$4,232	$3,600	$2,726	$1,942

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%	0.00%	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.09%	1.09%	1.09%	1.10%

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through December 31, 2006, the Company has not had any OREO.

The following table provides information with respect to the components of our nonperforming assets at the dates indicated.

	Balances as of December 31,

	2006	2005	2004	2003	2002

	(Dollars in Thousands)
Non-accrual loans
One-to-four family residential	$—	$—	$—	$—	$248
Multifamily residential	—	—	393	—	—
Consumer	—	35	—	—	—
Commercial real estate	—	—	—	—	463

	$—	$35	$393	$—	$711

Restructured Loans	—	—	—	—	—
Nonperforming assets as a percent of total loans	0.00%	0.01%	0.12%	0.00%	0.40%
Nonperforming assets as a percent of total assets	0.00%	0.01%	0.09%	0.00%	0.27%
Allowance for Loan Losses	$4,671	$4,232	$3,600	$2,726	$1,942
Allowance for Loan Losses/loans outstanding at period end	1.10%	1.09%	1.09%	1.09%	1.10%

As of December 31, 2006, there were no loans on non-accrual status but there were 2 loans totaling $693,000 that have a higher than normal risk of loss and have been classified as substandard.  Substandard loans that are still performing include a $531,000 land loan and a $162,000 commercial real estate loan both located in the Bank’s primary market areas.  In addition, approximately $3,280,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are closely monitored.  These loans have been categorized as Special Mention.  As of December 31, 2006, approximately $2,572,000 of Special Mention loans were multifamily loans, $706,000 were commercial real estate loans and $3,000 were commercial loans.  These loans are in various stages of collection; however, no assurance can be given that the Company will be successful in collecting all of these loans or that we  have adequate loan loss reserves established for these loans.  As of December 31, 2005, there was one loan classified as non-accrual which paid off in March 2006 with full collection of principal and interest.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,

	2006	2005	2004	2003	2002

	(Dollars in Thousands)
Loans delinquent 60-89 days and accruing
Commercial real estate	$1,137	$308	$—	$—	$84
Consumer loans	—	—	—	—	200
Multifamily	268	—	—	—	—
Land and Construction	531	534	—	—	—
Commercial, non real estate	—	—	62	—	—

	$1,936	$842	$62	$—	$284

Loans delinquent 90 days or more and accruing
Commercial real estate	$—	$—	$—	$—	$22
Land and Construction	—	—	—	121	—

	$—	$—	$—	$121	$22

These loans are in various stages of collection; however, no assurance can be given that the Company will be successful in collecting all of these loans or that adequate loan loss reserves are established for these loans.

Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate in the future.  The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.   The loans that are delinquent but still accruing are in various stages of collection; however, no assurance can be given that the Company will be successful in collecting all of these loans or that adequate loan loss reserves are established for these loans.

Criticized and Classified Assets

The following table presents the Company’s criticized and classified assets as of the dates indicated:

	As of December 31,

	2006	2005	2004

Criticized Assets
One-to-four family residential	$—	$—	$—
Multifamily residential	2,572	755	513
Commercial real estate	706	1,041	446
Land	—	—	—
Construction real estate	—	—	—
Consumer, non real estate	—	—	177
Commercial, non real estate	3	3,283	482

Special mention	$3,281	$5,079	$1,618

Classified Assets
One-to-four family residential	$—	$—	$—
Multifamily residential	—	—	393
Commercial real estate	162	163	563
Consumer, non real estate	—	35	—
Construction real estate	—	3,755	—
Land	531	534	795

Substandard loans	$693	$4,487	$1,751

Total classified assets	$693	$4,487	$1,751

Classified assets to total assets	0.14%	0.97%	0.04%
Classified assets to stockholders’ equity	2.24%	16.71%	0.76%
Allowance for loan losses to total classified assets	674%	94%	206%

As of December 31, 2006, the Company has identified 2 loans totaling $693,000 and representing .2% of net loans that has a higher than normal risk of loss and has been classified as substandard. The land loan for $531,000 is a performing loan which was previously in foreclosure and is located in the Bank’s primary market area.  The commercial real estate loan for $162,000 is a performing loan and is located in the Bank’s primary market area.   As of December 31, 2005, the Company has identified five loans totaling $4,487,000 and representing 1.2% of net loans that have a higher than normal risk of loss and have been classified as substandard.  The land loan for $534,000 is a performing loan which was previously in foreclosure and is located in the Bank’s primary market area.  The construction real estate loans for $3,755,000 are performing loans and are located in the Bank’s primary market area.  The consumer loan for $35,000 is on non-accrual status as of December 31, 2005 and is in the Bank’s primary market area.  The commercial real estate for $163,000 is a performing loan located in the Bank’s primary market area.

With the exception of these loans, management is not aware of any loans as of December 31, 2006 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

Refer to Note 3 to the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  As of December 31, 2006, the Bank had a deposit mix of 41% of money market and savings deposits, 17% in time deposits less than $100,000, 35% in time deposits greater than $100,000, 5% in noninterest-bearing checking deposits, and 2% in interest-bearing deposits.  As of December 31, 2005, the Bank had a deposit mix of 47% of money market and savings deposits, 26% in time deposits less than $100,000, 19% in time deposits greater than $100,000, 6% in noninterest-bearing checking deposits, and 2% in interest-bearing deposits.  Included in our deposit totals were $13.1 million (3.5% of deposits) and $15.5 million (4.9% of deposits) of brokered deposits and $28.4 million (7.7% of deposits) and $7.9 million (3% of deposits) in non-brokered wholesale certificates of deposits as of December 31, 2006 and December, 31, 2005, respectively.

The Company obtained wholesale deposits through deposit brokers and through non-brokered wholesale sources. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of December 31, 2006, Reserve Fund deposits were $15.4 million as compared to deposit balance of $11.7 million as of December 2005. The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of December 31, 2006 the rate was 5.64% as compared to a rate of 4.45% as of December 31, 2005.

On October 31, 2006, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer.   The time deposit bears interest at the rate of 5.13% and matures on February 1, 2007.  On November 29, 2006, the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer.  The time deposit bears interest at the rate of 5.09% and matures on February 28, 2007.  Assets pledged as collateral to the State consists of $22.1 million of the investment securities portfolio as of December 31, 2006.

In an effort to expand the Company’s market share, the Company is continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004, one new branch in 2005, and one new branch in the third quarter 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2006		December 31, 2005		December 31, 2004

	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$18,135	0.00%	$17,310	0.00%	$13,030	0.00%
Interest-bearing checking deposits	8,433	0.61%	7,519	0.30%	7,773	0.67%
Money Market and savings deposits	150,012	4.48%	148,371	3.38%	123,002	1.96%
Certificates of deposit $100,000 or more	129,011	5.14%	58,856	3.56%	60,544	2.54%
Certificates of deposit < $100,000	64,214	4.97%	81,343	3.69%	70,271	2.50%

Total deposits	$369,805	4.49%	$313,399	3.23%	$274,620	2.09%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	December 31, 2006		December 31, 2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$151,692	5.11%	$116,786	3.80%
Brokered certificates of deposit	13,124	4.72%	15,492	2.68%
Non-brokered wholesale certificates of deposit	28,409	5.10%	7,921	3.06%

Total time deposits	$193,225	5.08%	$140,199	3.63%

The following schedule shows the maturity of our time deposits as of December 31, 2006:

	$ 100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$53,770	5.12%	$30,448	4.98%
Over 3 through 6 months	62,055	5.14%	14,652	4.96%
Over 6 through 12 months	10,351	5.20%	11,857	4.92%
Over 12 months through 2 years	1,519	5.44%	6,212	5.03%
Over 2 through 3 years	316	5.04%	930	4.73%
Over 3 through 4 years	200	4.78%	115	4.95%
Over 4 through 5 years	800	4.59%	—	—

Total	$129,011	5.14%	$64,214	4.97%

Commitments

The Company has entered into non-cancelable contracts for leased premises and other service agreements.  The Company has no capital leases.  The following table summarizes our significant contractual obligation and commitments as of December 31, 2006.

Contractual Obligations at December 31	< 1 year	1-3 years	4-5 years	> 5 years	Total

Operating leases	988,000	1,673,000	1,684,000	2,476,000	6,821,000

Borrowed Funds

The Company has secured advances from the Federal Home Loan Bank at December 31, 2006 and December 31, 2005 amounting to $86.3 million and $107.8 million, respectively, a 20.0% decrease.  FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of December 31, 2006, unused borrowing capacity at the FHLB was $127.0 million.  Assets pledged as collateral to the FHLB consisted of $188.3 million of the loan portfolio and $25.0 million of the investment securities portfolio as of December 31, 2006.  Assets pledged as collateral to the FHLB consisted of $209.1 million of our loan portfolio and $62.9 million of our investment securities portfolio as of December 31, 2005.   The advances have been outstanding at varying levels as of December 31, 2006.  Total interest expense on FHLB borrowings as of December 31, 2006 and 2005 was $3,636,000 and $3,266,000, respectively.

The Company will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

In 2006, the Company obtained borrowings of $23,995,000 with FHLB Advances for Community Enterprise (“ACE”) program.  ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low– and moderate-income people and communities.  ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects.  An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances.  The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end.  For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

In 2006, the Company has used both short term and long term FHLB borrowings to fund growth and as a means of reducing interest rate risk.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At December 31, 2006		At December 31, 2005

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$14,000	3.66%	$22,520	3.19%
Over 3 through 6 months	9,000	3.12%	10,612	2.17%
Over 6 through 12 months	19,256	3.35%	23,000	2.59%
Over 12 months through 2 years	16,000	3.81%	38,680	3.21%
Over 2 through 3 years	10,000	4.85%	13,000	3.60%
Over 3 through 4 years	17,995	4.84%	—	—

Total	$86,251	3.95%	$107,812	3.02%

	At or For the Year Ended December 31,

	2006	2005	2004

	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$101,051	$120,720	$110,571
Maximum amount outstanding at any month-end during the period	126,088	130,068	144,057
Balance outstanding at end of period	86,251	107,812	115,781
Average interest rate during the period	3.60%	2.71%	2.38%
Average interest rate at end of period	3.95%	3.02%	2.47%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures.  The securities mature on June 30, 2032 but are callable after June 30, 2007. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 3.65%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures.  The securities mature on September 1, 2036 but are callable after September 1, 2011.  The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 bps.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.  Interest expense for both debentures totaled $1,041,000 and $743,000 as of December 31, 2006 and 2005, respectively

Capital Resources

Stockholders’ equity increased by $4,036,000 to $30,881,000 as of December 31, 2006 as compared to $26,845,000 as of December 31, 2005 due to net income of $3,928,000, stock options exercised of $177,000, share-based compensation expense of $382,000, unrealized security holding gains of $139,000 and reclassification adjustment for realized holding losses of $1,000 partially offset by dividends declared during the year of $592,000.

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

As of December 31, 2006 and 2005, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2006:
Total capital to risk-weighted assets	$47,676	10.8%	$35,316	8.0%	$44,144	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%
As of December 31, 2005:
Total capital to risk-weighted assets	$40,414	10.1%	$31,885	8.0%	$39,856	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	36,182	7.9%	18,320	4.0%	22,900	5.0%

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

Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the California Department of Financial Institutions (“DFI”) have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of December 31, 2006 and December 31, 2005, there were $592,000 and $441,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, the Bank maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of December 31, 2006, liquid assets were comprised of $8,526,000 in Federal funds sold, $987,000 in interest-bearing deposits in other financial institutions, $3,750,000 in cash and due from banks, and $26,516,000 in available-for-sale securities. As of December 31, 2005, liquid assets were comprised of $5,536,000 in Federal funds sold, $943,000 in interest-bearing deposits in other financial institutions,  $10,566,000 in cash and due from banks, and $15,118,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of December 31, 2006, the Bank had available borrowing capacity totaling $130.0 million which consisted of borrowing capacity of $3.0 million with two correspondent banks and approximately $127.0 million in available borrowing capacity through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  In addition, there is available borrowing capacity with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

Net cash provided by operating activities totaled $4.3 million as of December 31, 2005, compared to $5.5 million for the same period in 2005.  The decrease was primarily the result of a decrease in accrued interest payable and other liabilities and a decrease in net income partially offset by an increase in the growth of accrued interest receivable and other assets adjusted for the effect of the amortizations of premiums on investment securities.

Net cash used in investing activities totaled $45.6 million as of December 31, 2006, compared to $41.5 million used by investing activities for the same period in 2005.  The increase was primarily the result of the $18.2 million purchase of investment securities in 2006 with no purchases in investment securities in 2005 and a decrease in the growth of the loan portfolio partially offset by proceeds from maturities of investment securities available for sale of $2.0 million.

Funds provided by financing activities totaled $37.5 million as of December 31, 2006, compared to funds provided by financing activities of $30.4 million for the same period in 2005.  The increase in net cash provided by financing activities was primarily the result of a $56.4 million increase in the rate of growth of deposits and a $3.1 million junior subordinated debentures issuance partially offset by a decrease in the growth of FHLB borrowings.

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

The following table shows the Bank’s cumulative gap analysis as of December 31, 2006:

	At December 31, 2006

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$8,089	$13,211	$25,170	$8,015	$54,485
Federal Funds	8,526	—	—	—	8,526
Interest-bearing deposits in other financial institutions	—	391	521	75	987
Loans	205,399	90,780	129,828	—	426,007
FHLB and PCBB Stock	—	—	—	5,942	5,942

Total	$222,014	$104,382	$155,519	$14,032	$495,947

Interest-Bearing Liabilities
Noninterest-bearing checking	$18,135	$—	$—	$—	$18,135
Interest-bearing checking	8,433	—	—	—	8,433
Money market and savings	150,012	—	—	—	150,012
Time deposits	84,220	98,914	10,091	—	193,225
FHLB advances	14,000	28,256	43,995	—	86,251
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$288,203	$127,170	$54,086	$—	$469,459

Interest rate sensitivity gap	$(66,189)	$(22,788)	$101,433	$14,032	$26,488

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-13.3%	-4.6%	20.5%	2.8%	5.3%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  The current one year gap ratio is -4.6%.  A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

The Company believes that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk.  Specifically, the cumulative gap analysis does not address periodic lifetime rate caps on loans and does not incorporate varying prepayment speeds as interest rates change.  The Company, therefore, relies more heavily on the dynamic simulation model to monitor and control interest rate risk.

Interest Rate Sensitivity

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with certificates of deposit and variable rate loans. Because of the current ratio of rate sensitive assets to rate sensitive liabilities, the Company is liability sensitive and would be positively affected by the decreasing interest rate market. Conversely, the Company would be negatively affected in an increasing rate environment.

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

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates.  This process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. The model is used to assist management in evaluating and in determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +/– 200 basis point rate shock is -12.19% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -7.46%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-12.19%	-7.46%
- 200 basis points	10.38%	5.52%

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

Return on equity and assets

The following table sets forth key ratios for the periods ending December 31, 2006, 2005, and 2004.

	As of December 31,

	2006	2005	2004

Net income as a percentage of average assets	0.81%	0.92%	0.90%
Net income as a percentage of average equity	13.81%	16.53%	17.19%
Average equity as a percentage of average assets	5.85%	5.55%	5.25%
Dividends declared per share as a percentage of net income per share	3.77%	10.00%	10.59%

In 2006, the Company has grown its earning asset base and produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2006 the Company incurred significant increases in expenses associated with the increased retail branch network, increased administrative expenses, and ongoing costs related to EWM.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on noninterest expenses, such as salaries, benefits and occupancy expenses.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2006 and December 31, 2005, the amounts of the Company’s undisbursed loan and line of credit funds were $21.9 million and $23.8 million, respectively, and there were no obligations under standby and commercial letters of credit in either period.

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

The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, +2% and +3% shocks.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Epic Bancorp
San Rafael, California

We have audited the accompanying consolidated balance sheets of Epic Bancorp and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 29, 2007

EPIC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

Assets
Cash and cash equivalents:
Cash and due from banks	$3,750,262	$10,566,026
Federal funds sold	8,525,772	5,535,817
Investment in money market funds	—	20

Total Cash and Cash Equivalents	12,276,034	16,101,863
Interest-bearing time deposits in other financial institutions	987,305	942,964
Investment securities:
Available-for-sale	26,515,887	15,117,507
Held-to-maturity, at cost	21,823,305	28,844,341
Federal Home Loan Bank restricted stock, at cost	5,891,900	6,197,600
Pacific Coast Banker’s Bank stock, at cost	50,000	50,000
Loans receivable	426,006,504	386,656,568
Less: Allowance for loan losses	(4,671,596)	(4,232,124)

	421,334,908	382,424,444
Bank premises and equipment, net	5,274,915	4,706,098
Accrued interest receivable	3,297,170	2,645,271
Other assets	6,062,952	4,808,780

Total Assets	$503,514,376	$461,838,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$18,134,565	$17,309,740
Interest-bearing checking deposits	8,432,730	7,519,133
Money market and saving deposits	150,011,698	148,372,182
Certificates of deposit greater than or equal to $100,000	129,011,093	58,855,694
Certificates of deposit less than $100,000	64,214,598	81,342,670

Total Deposits	369,804,684	313,399,419
Federal Home Loan Bank Advances	86,250,777	107,812,052
Junior Subordinated Debentures	13,403,000	10,310,000
Accrued interest payable and other liabilities	3,175,055	3,472,319

Total Liabilities	472,633,516	434,993,790

Commitment and Contingencies (Note 13)	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,960,852 and 3,679,663 shares issued and outstanding at December 31, 2006 and 2005, respectively	10,384,816	10,207,688
Paid-In-Capital	381,993	—
Retained earnings	20,236,571	16,899,835
Accumulated other comprehensive loss	(122,520)	(262,445)

Total Stockholders’ Equity	30,880,860	26,845,078

Total Liabilities and Stockholders’ Equity	$503,514,376	$461,838,868

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Interest Income
Interest and fees on loans	$33,228,862	$26,497,787	$19,105,808
Interest on investment securities	1,902,396	1,811,067	2,067,808
Interest on Federal funds sold	314,126	86,104	95,287
Interest on other investments	324,485	285,759	255,639
Interest on deposits in other financial institutions	44,342	43,096	78,435

Total Interest Income	35,814,211	28,723,813	21,602,977

Interest Expense
Interest expense on deposits	13,507,085	7,718,981	4,421,577
Interest expense on borrowed funds	3,636,467	3,266,083	2,634,890
Interest expense on Junior Subordinated Debentures	1,040,962	743,214	545,975

Total Interest Expense	18,184,514	11,728,278	7,602,442

Net Interest Income Before Provision For Loan Losses	17,629,697	16,995,535	14,000,535
Provision for Loan Losses	439,472	631,691	874,355

Net Interest Income After Provision for Loan Losses	17,190,225	16,363,844	13,126,180

Noninterest Income
Gain on sale or brokerage of loans	791,966	581,397	342,705
Net loss on sale of securities, net	(1,820)	—	(41,660)
Loan servicing	161,142	65,403	155,175
Loan fees and other income	1,225,169	986,831	357,787

Total Noninterest Income	2,176,457	1,633,631	814,007

Noninterest Expenses
Salaries and benefits	7,934,800	6,449,886	5,051,924
Occupancy	1,409,557	1,164,053	999,185
Advertising	367,768	357,213	296,869
Professional	337,172	487,682	446,371
Data processing	364,223	698,329	247,751
Equipment and depreciation	850,820	571,324	275,767
Other administrative	1,771,318	1,533,519	1,464,699

Total Noninterest Expense	13,035,658	11,262,006	8,782,566

Income Before Income Taxes	6,331,024	6,735,469	5,157,621
Provision for Income Taxes	2,402,575	2,639,300	1,709,208

Net Income	$3,928,449	$4,096,169	$3,448,413

Earnings Per Share
Basic	$0.99	$1.04	$0.90

Diluted	$0.99	$1.01	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

						Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Additional Paid in Capital				Total Stockholders’ Equity
				Comprehensive Income	Retained Earnings
	Shares	Amount

Balance, January 1, 2004	3,136,957	3,712,516	—	—	10,161,583	—	13,874,099
Stock options exercised	18,146	71,505	—	—	—	—	71,505
Sale of stock, net of $262,569 in issuance costs	510,599	6,375,218	—	—	—	—	6,375,218
Cash Dividends	—	—	—	—	(365,280)	—	(365,280)
Comprehensive income
Net Income for the period	—	—	—	$3,448,413	3,448,413	—	3,448,413
Unrealized security holding losses (net of $169,516 tax benefit)	—	—	—	(254,273)	—	(254,273)	(254,273)
Less: reclassification adjustment for realized losses (net of $16,664 tax benefit)	—	—	—	24,996	—	24,996	24,996

Total Comprehensive Income				$3,219,136

Balance, December 31, 2004	3,665,702	10,159,239	—	—	13,244,716	(229,277)	23,174,678
Stock options exercised	13,961	48,449	—	—	—	—	48,449
Cash Dividends	—	—	—	—	(441,050)	—	(441,050)
Comprehensive income
Net Income for the period	—	—	—	$4,096,169	4,096,169	—	4,096,169
Unrealized security holding losses (net of $22,112 tax benefit)	—	—	—	(33,168)	—	(33,168)	(33,168)

Total Comprehensive Income				$4,063,001

Balance, December 31, 2005	3,679,663	$10,207,688	$—		$16,899,835	$(262,445)	$26,845,078

Stock options exercised	22,068	177,128	—	—	—	—	177,128
Cash Dividends	—	—	—	—	(591,713)	—	(591,713)
Share-based compensation expense	—	—	381,993	—	—	—	381,993
Comprehensive income
Net Income for the period	—	—	—	$3,928,449	3,928,449	—	3,928,449
Unrealized security holding gains (net of $92,556 tax)	—	—	—	138,833	—	138,833	138,833
Stock issued on 7% stock dividend declared on January 31, 2007	259,121
Less reclassification adjustment for realized holding losses (net of tax benefit of $728)	—	—	—	1,092	—	1,092	1,092

Total Comprehensive Income				$4,068,374

Balance, December 31, 2006	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Cash Flows From Operating Activities
Net Income	$3,928,449	$4,096,169	$3,448,413
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	825,128	538,495	370,086
Provision for loan losses	439,472	631,691	874,355
Change in deferred income taxes	173,000	(212,000)	(340,401)
Change in deferred costs, net of amortization	995,356	800,664	315,262
Change in loan servicing asset, net of amortization	(94,845)	(73,775)	(54,534)
Net amortization of investment securities	215,688	532,471	704,753
Share-Based Compensation	381,993	—	—
FHLB stock dividends	(313,000)	(282,300)	(205,500)
Gain on Sale of Loans	(791,966)	(581,397)	(342,705)
Loans Originated for Sale	(9,883,375)	(7,238,504)	(3,341,525)
Proceeds from Loan Sales	10,675,341	8,033,651	3,470,480
Loss on sale of investment securities	1,820	—	41,660
Net change in accrued interest receivable and other assets	(2,077,510)	(2,497,328)	(277,837)
Net change in accrued interest payable and other liabilities	(297,264)	1,747,936	675,295

Net Cash Provided By Operating Activities	4,178,287	5,495,773	5,337,802

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(40,345,292)	(58,419,952)	(80,208,109)
Principal reduction in mortgage-backed securities	11,794,080	18,341,689	17,140,249
Purchase of investment securities available for sale	(18,191,843)	—	(56,011,163)
Purchase of investment securities held to maturity	—	—	(33,734,646)
Net change in interest earning deposits	(44,341)	56,682	11,844,587
Purchase of Federal Home Loan Bank stock	(117,500)	1,018,200	(3,118,700)
Redemption of Federal Home Loan Bank stock	736,200	—	—
Proceeds from sale of investment securities	—	—	17,492,845
Proceeds from maturities of investment securities available for sale	2,036,120	—	10,000,000
Purchase of property and equipment	(1,393,945)	(2,539,341)	(1,557,107)

Net Cash Used By Investing Activities	(45,526,521)	(41,542,722)	(118,152,044)

Cash Flows From Financing Activities
Net increase in deposits	56,405,265	38,779,445	62,993,840
Net change in FHLB advances	(21,561,275)	(7,968,584)	50,679,394
Proceeds from stock subscription	—	—	6,375,218
Issuance of junior subordinated debentures	3,093,000	—	—
Dividends paid	(591,713)	(441,050)	(365,280)
Stock option exercise proceeds	177,128	48,449	71,505

Net Cash Provided By Financing Activities	37,522,405	30,418,260	119,754,677

Net Increase (Decrease) in Cash and Cash Equivalents	$(3,825,829)	$(5,628,689)	$6,940,435
Cash and Cash Equivalents, Beginning of Year	16,101,863	21,730,552	14,790,117

Cash and Cash Equivalents, End of Year	$12,276,034	$16,101,863	$21,730,552

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$18,145,932	$11,617,757	$7,498,132

Income taxes paid	$3,247,700	$3,035,000	$2,020,203

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$138,934	$(33,168)	$(229,277)

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Epic Bancorp (“Bancorp”) was incorporated on December 20, 1988 and is headquartered in San Rafael, California and has two wholly owned subsidiaries, Tamalpais Bank (the “Bank”) and Epic Wealth Management (“EWM”).  The Bank conducts business as an industrial bank under the California State Banking Law and operates seven branches in Marin County, California. The Bank provides a variety of financial services to small-to-medium sized businesses and individuals and offers a full range of commercial banking services.  EWM offers investment advisory services and financial planning to the general community and to clients of the Bank.

The consolidated financial statements of the Bancorp and subsidiaries are prepared in conformity with accounting principles and reporting policies generally accepted in the United States of America and prevailing practices within the banking industry. The more significant accounting and reporting policies are discussed below.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiaries.  All material intercompany transactions and accounts have been eliminated in consolidation.

Investment in Nonconsolidated Subsidiary

Bancorp accounts for its investments in its wholly owned special purpose entities, San Rafael Capital Trust I and II, using the equity method under which the subsidiaries’ net earnings are recognized in the Bancorp’s statement of income.

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

Investment Securities

Investments in debt and equity securities are classified as either held-to-maturity, trading, or available-for-sale.  Investments classified as held-to-maturity are those that the Company has the ability and intent to hold until maturity and are reported at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts.  Investments that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings.  Investments that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These investments are carried at market value which is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of related tax and recorded as other comprehensive income and included in shareholders’ equity until realized.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The amortized cost of investment securities are adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the security, using a method that approximates the effective interest method. Such amortization and accreted interest are included in interest income.  Gains and losses on sales of investments are recognized based on specific identification and are included in noninterest income.

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

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums and discounts on purchases loans.  The Bank’s decision to hold these loans for investment is based on the Bank’s intent and ability to hold the portfolio for the foreseeable future or until maturity or payoff.

The Bank’s loans are reported at the principal amount outstanding net of deferred fees and the allowance for loan losses.  Interest income is accrued daily on the outstanding loan balances using the simple interest method.  Loans are placed on nonaccrual status when management believes that there is serious doubt as to the collection of principal or interest, or when they become contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.  When loans are placed on nonaccrual status, any accrued but uncollected interest is reversed from current period interest income, and additional income is recorded only as payments are received.  Loans are generally charged off at such time as the loan is classified as a loss.   Loan origination fees, net of direct underwriting costs, are deferred and amortized to income by use of a method that approximates a level yield over the contractual lives of the related loans. If a loan is paid off prior to maturity, then the remaining unamortized deferred fee is immediately recognized to interest income.

The Bank defines a loan as impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Since most of the Bank’s loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. Income recognition on impaired loans conforms to the method the Bank uses for income recognition on nonaccrual loans.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.   Nonaccrual loans are reinstated to accrual status when improvements in the credit quality eliminate doubt as to the full collectability of both interest and principal.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Loans Held for Sale

Loans held for sale are reported at the lower of cost or estimated market value.  Gains or losses on loan sales are recognized at the time of the sale and are determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  There were no other real estate held by the Company at December 31, 2006 and 2005.

Investment in Affordable Housing

The Company is a limited partner in a limited partnership that invests in low-income housing projects that qualify for Federal and/or State income tax credits.  The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting.

Loan Sales and Servicing of SBA Loans

Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold (or carrying value). The Bank capitalizes servicing rights when loans are sold. The fair value of servicing assets are included as a component of gain on sale of loans. The servicing assets are amortized in proportion to and over the estimated period of net servicing income. Such amortization is reflected as a component of loan servicing income.

Servicing assets are periodically evaluated for impairment and carried at the lower of amortized cost or fair value through the use of valuation allowances.  The fair value of the servicing assets is measured using a discounted cash flow analysis based on available market quotes, market-adjusted discount rates and anticipated prepayment speeds.  The amount of impairment recognized is the amount by which the capitalized servicing assets for a stratum exceed their fair value.  Market sources, adjusted for historical performance, are used to determine prepayment speeds, the net cost of servicing per loan, inflation rates and interest rates for mortgages. Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips and accounted for as debt securities that are available-for-sale.

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

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  The Company accounts for income taxes using the balance sheet method, under which deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheet, net deferred tax assets are included in other assets.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

Supplemental Employee Retirement Plan

The Company has entered into supplemental employee retirement agreements with certain executive officers.  The liability under these agreements are measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87.  The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels.  Should these estimates prove materially different from actual results, the Company could incur additional or reduced future expense.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current presentation.  These reclassifications have no effect on previously reported net income.

Change in Accounting Principle

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods.  Under this transition method, share-based compensation expense for the first quarter of 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.  Prior to the January 1, 2006 adoption of SFAS No. 123R, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.  The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires that an estimate of future forfeitures be made and that compensation cost be recognized only for shares that are expected to vest.  The Company estimates forfeitures and only recognizes expense for those shares expected to vest.

For the year ended December 31, 2006, the Company’s net income would have been $4,252,000 and diluted earnings per share would have been $1.07 if it had continued to account for share-based payments under Opinion 25.  The impact on net income for the year is primarily attributed to the prospective application of accounting for share-based payment awards with terms that accelerate vesting on expense recognition of previously unvested stock options.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  For the year ended December 31, 2006, $177,128 is included as the proceeds from exercise of stock options and $381,993 is included as the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the Company’s stock.  The Company recognized option forfeitures as they occurred.

	2006	2005	2004

Risk-free interest rate	4.89%	4.10%	4.11%
Expected dividend yield	0.82%	0.82%	0.72%
Expected life in years	7	7	7
Expected price volatility	27.18%	27.25%	28.07%

The weighted average grant date fair value of options granted for 2006, 2005 and 2004 was $4.41, $4.61 and $4.05, respectively.

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

Pro forma information regarding net income and earnings per share for the year ended December 31, 2005 and 2004 is presented below as if the Company had accounted for all stock-based compensation under the fair value method of SFAS No. 123.  The following table illustrates the effect on net income and income per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the period indicated.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net income:
As reported	$4,096,168	$3,448,413
Share-based compensation expense, net of related tax effects	(286,392)	(142,976)

Pro forma net income	$3,809,776	$3,305,437

Weighted Average Shares Outstanding - Basic	3,930,565	3,820,806
Weighted Average Shares Outstanding - Diluted	4,059,200	3,916,114
Basic Earnings per share
As reported	$1.04	$0.90
Pro forma	$1.01	$0.88
Earnings per share - assuming dilution
As reported	$1.01	$0.87
Pro forma	$0.94	$0.84

Current Accounting Pronouncements

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

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132 (R) (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position.  The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans).  An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income.  SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation.  The Company was be required to recognize the funded status of its defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 31, 2008.  SFAS 158 is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements.  It requires the use of both the “iron curtain” and “rollover” approaches in quantifying and evaluating the materiality of a misstatement.  Under the iron curtain approach the error is quantified as the cumulative amount by which the current year balance sheet is misstated.  The rollover approach quantifies the error as the amount by which the current year income statement is misstated.  If either approach results in a material misstatement, financial statement adjustments are required.  SAB 108 was effective for the year ended December 31, 2006.  At adoption, there was no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This standard permits entities to choose to measure  many financial assets and liabilities and certain other items at fair value.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs.  The fair value option can be applied only to entire instruments and not to portions thereof.  FAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Management is currently evaluating the effects of adopting FAS No. 159 on its consolidated financial statements.

Note 2: Investment Securities

At December 31, 2006 and 2005 the investment securities portfolio was comprised of securities classified as available-for-sale and held–to-maturity, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment  securities as of  December 31, 2006, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Mortgage backed securities	$13,201,781	$26,842	$(239,121)	$12,989,502
U.S. Agency Securities	5,858,456	5,698	—	5,864,154
Collateralized Mortgage Obligation	7,659,852	10,345	(7,966)	7,662,231

Total Available-for-sale	$26,720,089	$42,885	$(247,087)	$26,515,887

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment  securities as of  December 31, 2006, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Mortgage backed securities	$21,823,305	$—	$(388,828)	$21,434,477

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment  securities as of  December 31, 2005, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Mortgage backed securities	$15,554,916	$—	$(437,409)	$15,117,507

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment securities as of December 31, 2005, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Mortgage backed securities	$28,844,341	$23,900	$(695,469)	$28,172,772

The amortized cost and fair values of investment securities available–for-sale and held-to-maturity at December 31, 2006, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed secu rities.  At December 31, 2006 and 2005, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

		Securities

	Maturity	Amortized Cost	Fair Value

Available-for-Sale
	1 year or less	$—	$—
	1 to 5 years	21,492,606	21,353,802
	5 to 10 years	4,110,916	4,076,594
	Over 10 years	1,116,567	1,085,491

		$26,720,089	$26,515,887

Held-to-maturity, at cost
	1 year or less	$—	$—
	1 to 5 years	9,709,753	9,476,093
	5 to 10 years	1,776,107	1,716,511
	Over 10 years	10,337,445	10,241,873

		$21,823,305	$21,434,477

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company held twenty one and seventeen investment securities that were in a loss position and are summarized and classified according to the duration of the loss period for 2006 and 2005, respectively, as outlined below.

	December 31, 2006

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-Sale
U.S. Agency Securities	$—	$—	$1,994,923	$(154)
Mortgage backed securities	—	—	9,187,054	(230,969)
Collateralized Mortgage Obligation	—	—	4,119,628	(15,964)

	$—	$—	$15,301,605	$(247,087)

	December 31, 2006

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$—	$—	$21,434,477	$(388,828)

	December 31, 2005

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-Sale
Mortgage backed securities	—	—	15,117,507	(437,409)

	$—	$—	$15,117,507	$(437,409)

	December 31, 2005

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$—	$—	$23,447,780	$(695,469)

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

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Proceeds from sales of investment securities available-for-sale during 2006, 2005 and 2004 were $2,085,633, $0, and $17,492,845, respectively.  In 2006, 2005 and 2004, gross gains on those sales were $0, $0 and $957, respectively and gross losses on those sales were $1,820, $0 and $41,660, respectively.  Proceeds from principal reductions of mortgage-backed securities in 2006, 2005 and 2004 were $13,709,714, $18,341,690 and $17,140,249,  respectively.  Included in stockholders’ equity at December 31, 2006 and 2005 were $122,520 and $262,445 of net unrealized losses (net of $66,391 and  $81,680 estimated tax benefit), respectively.

Note 3: Loans and Allowance for Loan Losses

The majority of the Bank’s loan activity is with customers located in California, primarily in the Northern California region.  Although the Bank has a diversified loan portfolio, primarily all mortgage loans are collateralized by real estate located in Northern California. Approximately 93.6% of the loans are secured by real estate.

Outstanding loans at December 31 consisted of the following:

	2006	2005

One-to-four family residential	$16,742,085	$16,994,864
Multifamily residential	120,286,485	121,176,334
Commercial real estate	220,048,837	183,288,317
Land	8,316,330	9,776,925
Construction real estate	33,188,054	26,003,101
Consumer loans	2,544,672	2,785,302
Commercial, non real estate	23,553,356	24,724,565

	424,679,819	384,749,408
Net deferred loan costs	1,326,685	1,907,160

	$426,006,504	$386,656,568

At December 31, 2006 the Bank had three loans with fixed rates of interest as compared to two loans with fixed rates of interest for the same period the prior year.  There were no loans held for sale at December 31, 2006 and 2005.

Net unamortized premiums on purchased loans amounted to $340,450 and $126,524 for 2006 and 2005, respectively.

The Bank also originates Small Business Administration (“SBA”) loans.  Depending on its current asset/liability strategy, the Bank may sell the guaranteed portion of the SBA loans to governmental agencies and institutional investors. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale.  At December 31, 2006 and 2005 the unpaid balance of SBA loans not sold totaled $35,395,000 and $17,324,000, respectively and are included in commercial real estate loans.

Nonaccruing loans totaled $0 and $35,000 at December 31, 2006 and 2005, respectively. As of December 31, 2005, the one loan on nonaccrual was classified as impaired.  If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $0, $0 and $14,123 for the years ended 2006, 2005 and 2004, respectively.  No additional funds are committed to be advanced in connection with impaired loans.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The following is a summary of information pertaining to impaired loans:

	2006	2005	2004

Impaired loans with a valuation allowance	$—	$—	$—
Impaired loans without a valuation allowance	—	35,096	392,991

Total impaired loans	$—	$35,096	$392,991

Valuation allowance related to impaired loans	$—	$—	$—

Average recorded investment in impaired loans	$—	$91,500	$305,000

Cash receipts applied to reduce principal balance	$—	$—	$—

Interest income recognized for cash payments	$—	$—	$—

At December 31, 2006 and 2005, the Bank had no loans past due 90 days or more in principal or interest and still accruing interest.  The Bank had no loans classified as troubled debt restructuring for December 31, 2006 and 2005.

A summary of activity in the allowance for loan losses is as follows:

	2006	2005	2004

Balance, Beginning of Year	$4,232,124	$3,600,433	$2,726,078
Provision for loan losses	439,472	631,691	874,355

Balance, End of Year	$4,671,596	$4,232,124	$3,600,433

Note 4: Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of  loans serviced for others were $28,982,541 and $20,707,618 at December 31, 2006 and 2005, respectively.  Included in these amounts are Small Business Administration (“SBA”) Loans sold to governmental agencies and institutional investors.  At December 31, 2006 and 2005, the unpaid principal balance of SBA Loans serviced for others totaled $19,446,201 and $9,856,123, respectively.

The Bank began to originate SBA loans in 2004.  On an ongoing basis, depending on its current asset/liability strategy, the Bank may sell the guaranteed portion of the SBA loans.  The gain on sale of SBA loans was $791,966, $581,397 and $342,705 for the year ended December 31, 2006, 2005  and 2004, respectively.

The balance of servicing assets included in “Other Assets” in the Consolidated Statement of Financial Condition as of December 31, 2006 and 2005, was $250,031 and $155,186.  The fair value of these assets as of December 31, 2006 and 2005 was $392,344 and $228,434, respectively.  There was no impairment recorded as of December 31, 2006 or 2005.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The following summarized servicing assets capitalized and amortized:

	For the year ended December 31,

	2006	2005

Servicing rights capitalized	$116,664	$111,901
Servicing rights amortized	21,820	38,126
Valuations	—	—

Note 5: Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Furniture and equipment	$2,615,044	$2,161,561
Leasehold improvements	5,248,527	4,051,118
Construction-in-progress	—	260,424

	7,863,571	6,473,103
Less accumulated depreciation and amortization	2,588,656	1,767,005

Total	$5,274,915	$4,706,098

Depreciation and amortization expense included in noninterest expense amounted to $822,827, $538,495 and $370,086 in 2006, 2005 and 2004, respectively.

Note 6: Investment in Affordable Housing

In 2006 the Company invested in a limited liability partnership operating qualified affordable housing projects to receive tax benefits.  These low-income housing credit (“LIHC”) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits.  The Company will contribute $2,000,000 for a 3.84% percentage interest in this investment.  As of December 31, 2006, $561,088 has been funded with a commitment to fund an additional $1,438,912 for the purposes of obtaining tax credits and for Community Reinvestment Act purposes.  The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting.  Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund.  This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received.  Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

The partnership must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 7: Deposits

Following is a summary of deposits at December 31, 2006 and 2005:

	2006		2005

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Noninterest-bearing deposits	$18,134,565	0.00%	$17,309,740	0.00%
Interest-bearing checking deposits	8,432,730	0.61%	7,519,133	0.30%
Money Market and savings deposits	150,011,698	4.48%	148,372,182	3.38%
Certificates of deposit over $100,000	129,011,093	5.14%	58,855,694	3.56%
Certificates of deposit < $100,000	64,214,598	4.97%	81,342,670	3.69%

Total deposits	$369,804,684	4.49%	$313,399,419	3.23%

Interest expense on time certificates of deposits greater than $100,000 was $4,711,278, $1,319,296 and $693,597 for 2006, 2005 and 2004, respectively.

At December 31, 2006, the scheduled maturities of total time deposits are as follows:

Year Ending December 31,	Total

2007	$183,134,757
2008	7,730,515
2009	1,245,655
2010	314,764
2011	800,000

$193,225,691

Brokered deposits totaled $13,123,962 and $15,492,404 at December 31, 2006 and 2005, respectively, and are included as a component of certificates of deposit.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 8: Borrowings

Total FHLB borrowings were $86,250,777 at December 31, 2006.  The following table summarizes the borrowings:

Year Ending December 31,	Total

2007	$42,255,777
2008	16,000,000
2009	10,000,000
2010	13,000,000
2011	4,995,000

$86,250,777

The maximum amount outstanding at any month end for FHLB borrowings was $126,088,059 and $130,068,000, during 2006 and 2005, respectively.

Short-term borrowings consist of Federal Funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB).  The Company maintains collateralized lines of credit with the FHLB.  The Company pledges both loans and investment securities to FHLB as needed to secure borrowings.  Loans with a  borrowing capacity of $188,310,880 have been pledged to secure advances of $76,250,779, and investment securities with a borrowing capacity of $24,989,226 have been pledged to secure advances of $10,000,000.  Advances have a fixed rate of interest and bear interest at a weighted-average rate of 3.94% percent and range in maturity from within one month to five years.  At December 31, 2006 and 2005, the Bank had unused capacity with the FHLB of $127,049,327 and $122,478,732, respectively.   The Company also has available unused unsecured lines of credit totaling $3 million for Federal Funds transactions at December 31, 2006.

On June 27, 2002, the Bancorp issued 30-year, $10,310,000 junior subordinated debentures. The variable rate debentures (dividends issued at a quarterly LIBOR rate plus 3.65%, not to exceed 12% prior to June 30, 2007) mature June 30, 2032. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust I, a wholly owned non-consolidated subsidiary of the Bancorp. Proceeds of the Trust Preferred Securities were invested in the junior subordinated debentures issued by the Bancorp. The Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods. As of December 31, 2006, the interest rate on the junior subordinated debenture was 9.02%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

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

During the second quarter of 2006, the Bank issued 30-year, $3,093,000 variable rate junior subordinated debentures.  The securities mature on September 1, 2036 but are callable after September 1, 2011. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 bps.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.  As of December 31, 2006, the interest rate on the junior subordinated debenture was 7.12%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 9: Benefit Plans

Salary Continuation Plan

The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue the employee’s current capacity. The Plan is intended to be an unfunded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 each per year commencing on January 1, 2005 and January 1, 2015, respectively, for a period of 15 years. The Bank has determined the net present value of both obligations to be $1,142,224 and $1,103,721 for 2006 and 2005, respectively, assuming a discount rate of seven percent, and has a current year expense of $75,900, $75,900 and $379,500, for 2006, 2005 and 2004, respectively.

401(k) Savings Plan

The Bank has a 401(k) tax deferred savings plan which commenced on January 1996 and is available to all employees.  Under the plan, all eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Bank matches the employee deferrals at a rate set by the Board of Directors. Matching contributions vest after three years of employment. The Bank contributed $193,695, $131,104 and $115,572 to the plan in 2006, 2005 and 2004, respectively.

Note 10: Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp.  The following table presents the carrying amounts and fair values of financial instruments at December 31, 2006 and 2005. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The estimated fair values of the Company’s financial instruments were as follows:

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$12,276,034	$12,276,034	$16,101,863	$16,101,863
Investment securities	48,339,192	47,950,365	43,961,848	43,290,279
Interest-bearing deposits in other financial institutions	987,305	987,305	942,964	942,964
Federal Home Loan Bank restricted stock	5,891,900	5,891,900	6,197,600	6,197,600
Pacific Coast Banker’s Bank stock	50,000	50,000	50,000	50,000
Loans receivable, net	421,334,908	424,595,404	382,424,444	389,067,000
Accrued interest receivable	3,297,170	3,297,170	2,645,271	2,645,271
Financial liabilities:
Deposits	369,804,684	369,916,993	313,399,419	311,610,000
Federal Home Loan Advances	86,250,777	85,596,000	107,812,052	106,286,000
Junior subordinated debentures	13,403,000	13,403,000	10,310,000	10,310,000
Accrued interest payable	317,709	317,709	297,476	297,476

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume

Off-Balance Sheet Instruments
Commitments to extend credit	$29,729,000	$29,729	$39,984,000	$399,840

The following methods and assumptions were used by the Bancorp in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.

•	Investment Securities: Investment securities are valued at the quoted market prices, where available.

•

Interest-bearing Deposits with Other Financial Institutions: The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

•	Restricted Stock: The carrying values of restricted equity securities approximate fair values due to redemption provisions of the stock.

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
DECEMBER 31, 2006 AND 2005

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

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

	2006	2005	2004

Provision for income taxes
Federal
Current	$1,926,892	$2,457,286	$1,691,208
Deferred	170,000	(198,000)	(370,000)

	2,096,892	2,259,286	1,321,208

State
Current	302,683	394,014	358,000
Deferred	3,000	(14,000)	30,000

	305,683	380,014	388,000

Total	$2,402,575	$2,639,300	$1,709,208

The effective tax rate of the Company for 2006, 2005, and 2004 differs from the current Federal statutory income tax rate as follows:

	2006		2005		2004

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$2,153,000	34.0	$2,290,000	34.0	$1,748,000	34.0
State franchise taxes, net of Federal income tax benefit	227,000	3.6	255,000	3.8	145,000	2.8
Other, net	22,575	0.3	94,300	1.4	(183,792)	(3.6)

	$2,402,575	37.9	$2,639,300	39.2	$1,709,208	33.2

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The following table shows the tax effect of the Company’s cumulative temporary differences as of December 31:

	2006	2005

	(In Thousands)
Deferred Tax Assets
Reserve for loan losses	$1,923	$1,742
Accruals	537	555
Investment securities valuation	82	175
Other	263	510

Total Deferred Tax Assets	2,805	2,982
Deferred Tax Liabilities
Fixed assets	297	166
Deferred loan costs	248	326
Loan fees	686	837
FHLB Stock Dividends	440	307
Prepaid Expenses	207	153

Total Deferred Tax Liabilities	1,878	1,789

Net Deferred Tax Assets	$927	$1,193

Based upon the level of history taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset.

Note 12: Regulatory Capital Requirements

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

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Quantitative measures established by regulation to ensure capital adequacy requires the Bank maintain certain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As the Company is not subject to Federal Reserve Board (FRB) supervision, management believes the capital requirements are not applicable, on a consolidated basis, to the Company. Management believes, as of December 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

The Bank is well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below.

The following table sets forth the Bank’s actual regulatory capital amounts and ratios (dollars amounts in thousands):

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2006:
Total capital to risk-weighted assets	$47,676	10.8%	$35,480	8.0%	$44,350	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%
As of December 31, 2005:
Total capital to risk-weighted assets	$40,414	10.1%	$31,885	8.0%	$39,856	10.0%
Tier 1 capital to risk-weighted assets	36,182	9.1%	15,939	4.0%	23,909	6.0%
Tier 1 capital to average assets	36,182	7.9%	18,320	4.0%	22,900	5.0%

California State Banking Law restricts the payment of dividends.  Generally, payment of dividends by the Bank is also limited under FDIC regulations.  The amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the last three fiscal years less the amount of any distributions made during that three year period, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2006 and 2005.  As of December 31, 2006 and 2005 the Bank had declared and paid cash dividends to the Bancorp of $3,933,034 and $2,348,034, respectively.

Note 13: Commitments and Contingencies

The Bank has entered into 12 operating leases with nonaffiliates for office and branch space which expire through the year 2017. Monthly payments under these 12 leases total $82,360 with some leases having scheduled annual adjustments and other leases having annual adjustments based on the Consumer Price Index.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Future minimum rent payments under the non-cancelable operating leases are as follows:

Year Ending December 31,

2007	$988,000
2008	873,000
2009	800,000
2010	828,000
2011	857,000
Thereafter	2,475,000

$6,821,000

The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2006, 2005 and 2004 were $875,569, $789,806 and $671,762, respectively.

The Bank entered into sublease arrangements for portions of the leased space.  Rental payments for the years ended December 31, 2006, 2005 and 2004 were $43,608, $56,405 and $7,599, respectively.

The Company is not subject to legal proceedings and claims which have arisen in the ordinary course of business.

Note 14: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the county of Marin, San Francisco and Alameda.  Although the Bank has a diversified loan portfolio, a large portion of it’s loans are for commercial property, and many of the Bank’s loans are secured by real estate in San Francisco, Alameda and Marin County.  Approximately 93.6% of the loans are secured by real estate.

The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco County 25%, Alameda County 17%, Marin County 16%, Contra Costa County 8%, San Mateo County 6%, Sonoma County 5%, Santa Clara County 5%, and other 18%, of loan portfolio.

Note 15: Share-Based Compensation Plans

The Company maintains an employee stock option and stock appreciation right plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or rights to be paid based on the appreciation of the options in lieu of exercising the options, may be granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006.  The 2006 Plan terminates in 2016 and provides for a maximum of 28,890 options to purchase shares (561,668 after stock splits and a revision to the original plan) of the Company’s common stock. Options are issued at the fair market value of the stock at the date of grant.  Options expire ten years from the grant date.  Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors.  Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “Director’s Plan”). The Director’s Plan was established in 2003 and terminates in 2013.  The Director’s Plan provides for the grant of options for up to 71,690 shares of Company common stock, subject to adjustment upon certain events, such as stock splits.  However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Director’s Plan or any other stock option plan of the Company and the total number of shares provided for a stock bonus or similar plan of the Company exceed thirty percent (30%) of its then outstanding shares of common stock. Options are issued at the fair market value of the stock at the date of grant.  The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as of a director.

A summary of activity for the Company’s options as of December 31, 2006, 2005, and 2004 is presented below.

	2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	541,320	$11.19	—	—
Granted	39,590	$13.45	—	—
Cancelled/forfeited	(46,564)	$13.10	—	—
Exercised	(23,613)	$7.50	—	—

Options outstanding, end of year	510,733	$11.36	1,117	7.23

Exercisable (vested), end of period	259,873	$9.99	925	6.36

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

	2005

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	422,206	$10.05	—	—
Granted	161,570	$13.56	—	—
Cancelled/forfeited	(26,983)	$11.76	—	—
Exercised	(15,472)	$3.65	—	—

Options outstanding, end of year	541,321	$11.19	2,530	8.09

Exercisable (vested), end of period	190,644	$8.60	1,384	6.67

	2004

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	187,363	$4.33	—	—
Granted	298,958	$12.17	—	—
Cancelled/forfeited	(6,179)	$9.24	—	—
Exercised	(57,936)	$2.62	—	—

Options outstanding, end of year	422,206	$10.05	1,444	8.41

Exercisable (vested), end of period	122,692	$5.81	939	6.08

As of December 31, 2006 there was $1,022,625 of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.16 years.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 16: Earnings Per Share (EPS)

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	2006		2005		2004

	Income	Shares	Income	Shares	Income	Shares

Net Income as Reported	$3,928,449		$4,096,169		$3,448,413
Shares Outstanding at Year End		3,960,852		3,937,239		3,922,301
Impact of Weighting Shares Purchased During the Year		(9,058)		(6,675)		(101,495)

Used in Basic EPS	3,928,449	3,951,794	4,096,169	3,930,565	3,448,413	3,820,806
Dilutive Effect of Outstanding Stock Options		4,298		128,635		95,308

Used in Dilutive EPS	$3,928,449	3,956,092	$4,096,169	4,059,200	$3,448,413	3,916,114

Note 17: Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank’s normal lending and deposit policies.

An analysis of the activity with respect to related party loans during 2006 are as follows.

	2006	2005

Outstanding Balance, beginning of the year	$520,000	$—
Credit granted, including renewals	—	520,000
Repayments	—	—

Outstanding Balance, end of year	$520,000	$520,000

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties.  At December 31, 2006 and 2005, the Bank held deposits from related parties of $1,488,036 and $1,392,003, respectively.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Additionally, on July 19, 2005 EWM entered into an agreement to pay Kit M. Cole, Executive Chairman of the Company, $250,000 on August 1, 2005 for recognition of services provided to EWM and to assist in making contacts with prospective clients and in organizing its business.  EWM will also pay Ms. Cole $10,000 on the first day of each month for a period of fifty months beginning August 1, 2005.  The cost of the agreement is being allocated over a period of approximately ten years.

Note 18: Financial Instruments with Off-Balance Sheet Risk

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

The Company has no outstanding standby Letters of Credit, approximately $8,565,000 in commitments to fund commercial real estate, construction, and land development loans, $15,911,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $5,253,000 in other unused commitments as of December 31, 2006.  The Company has no outstanding standby Letters of Credit, approximately $18,522,000 in commitments to fund commercial real estate, construction, and land development loans, $16,710,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $4,752,000 in other unused commitments as of December 31, 2005.

At December 31, 2006 and 2005, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

Note 19: Subsequent Events

On January 26, 2007, the Company announced a 7% stock dividend to be paid on February 14, 2007 to shareholders of record on January 31, 2007.  All share and per share data has been retroactivity adjusted to reflect this dividend.

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Note 20: Condensed Financial Information of Epic Bancorp (Parent Company)

Balance Sheets

	2006	2005	2004

Assets
Cash and cash equivalents	$123,420	$224,931	$154,435
Investment in subsidiary	43,443,282	36,392,045	32,878,543
Investment in nonconsolidated subsidiary	403,552	310,000	310,000
Prepaids and other assets	536,759	442,783	303,650

Total Assets	$44,507,013	$37,369,759	$33,646,628

Liabilities
Junior subordinated debentures	13,403,000	10,310,000	10,310,000
Accrued interest payable and other liabilities	223,153	214,681	161,950

Total Liabilities	13,626,153	10,524,681	10,471,950

Stockholders’ Equity
Common stock	10,766,809	10,207,688	10,159,239
Retained earnings	20,236,571	16,899,835	13,244,716
Accumulated other comprehensive (loss)	(122,520)	(262,445)	(229,277)

Total Stockholders’ Equity	30,880,860	26,845,078	23,174,678

Total Liabilities and Stockholders’ Equity	$44,507,013	$37,369,759	$33,646,628

Statements of Income

Equity in undistributed income of subsidiaries	$5,118,465	$5,100,704	$4,245,651
Other income	31,057	22,126	16,174
Interest expense on junior subordinated debentures	(1,040,962)	(743,214)	(547,964)
Other expenses	(1,078,037)	(983,447)	(635,648)

Income Before Income Taxes	3,030,523	3,396,169	3,078,213
Income Tax Benefit	897,926	700,000	370,200

Net Income	$3,928,449	$4,096,169	$3,448,413

EPIC BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Statements of Cash Flows

	2006	2005	2004

Cash Flows from Operating Activities
Net income	$3,928,449	$4,096,169	$3,448,413
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Equity in undistributed income of Subsidiaries	(5,118,465)	(5,100,704)	(4,245,651)
Share-based compensation	90,146	—	—
Net change in assets and liabilities	(179,056)	(86,402)	960,078

Net cash provided/(used) by operating activities	(1,278,926)	(1,090,937)	162,840

Cash Flows from Investing Activities
Capital contributions to Subsidiaries	(3,086,000)	(794,000)	(6,935,216)

Net cash used by investing activities	(3,086,000)	(794,000)	(6,935,216)

Cash Flows from Financing Activities
Stock offering proceeds	—	—	6,375,218
Dividends received from Bank	1,585,000	2,348,034	792,000
Issuance of Junior Subordinated debentures	3,093,000	—	—
Cash dividends paid to shareholders	(591,713)	(441,050)	(365,280)
Stock options exercised	177,128	48,449	71,505

Net cash provided by financing activities	4,263,415	1,955,433	6,873,443

Net (Decrease)/Increase in Cash and Cash Equivalents	(101,511)	70,496	101,067
Cash and Cash Equivalents, Beginning of Year	224,931	154,435	53,368

Cash and Cash Equivalents, End of Year	$123,420	$224,931	$154,435

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,022,612	$743,214	$547,964

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$139,925	$(33,168)	$(229,227)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policiees or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)  Changes in Disclosure Controls and Procedures

For the year ended December 31, 2006, no changes in the Company’s disclosure controls and procedures have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls.

ITEM 9B – OTHER INFORMATION

There were no events in the fourth quarter which were required on Form 8-K and were not so reported.

PART III

ITEM 10 – DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 11 – EXECUTIVE COMPENSATION

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement for the 2007 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement for the 2007 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits

See Index to Exhibits of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Bancorp (1)

3.2	Bylaws of the Bancorp (6)

4.1	Amended and Restated Trust Agreement (1)

4.2	Trust Preferred Securities Guarantee Agreement (1)

4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp (1)

4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (1)

4.5	Form of Common Security Certificate of San Rafael Trust II (2)

4.6	Amended and Restated Trust Agreement (6)

4.7	Trust Preferred Securities Guarantee Agreement (6)

4.8	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp (6)

4.9	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (6)

4.10	Form of Common Security Certificate of San Rafael Trust II (6)

10.1	Epic Bancorp 2006 Employee Stock Option and Stock Appreciation Rights Plan (3)*

10.2	Salary Continuation Plan for Kit M. Cole (1)

10.3	Salary Continuation Plan for Mark Garwood (1)*

10.4	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment (1) *

10.5	Epic Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement (2)*

10.6	Agreement signed on July 19, 2005 between EWM and Kit M. Cole (4)

10.7	Tiburon lease agreement between Tamalpais Bank and Main Street Properties (3)

10.8	Las Gallinas lease agreement between Tamalpais Bank and Citibank (4)

10.9	Epic Bancorp 2006 Employee Stock Option and Stock Appreciation Plan (5)

11.	Statement re computation of per share earning. Included in footnote 17 to the Registrant’s audited financial statements included in this Annual Report .

14.	Code of Ethics

21.	Subsidiaries of the Bancorp: Tamalpais Bank; San Rafael Capital Trust I; San Rafael Capital Trust II; Epic Wealth Management.

23.	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238.

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238.

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Employment Agreement or Compensation Plan.

(1)

Attached as Exhibits 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 10.2, 10.3, and 10.4, respectively, to Registration Statement No. 333-105991 filed by Epic Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein  by reference.

(2)

Attached as Exhibits 99.1 and 99.2, respectively to Registration Statement No. 333-132197 on Form S-8 filed by Epic Bancorp with the Securities and Exchange Commission, and incorporated herein by reference.

(3)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Epic Bancorp with the SEC at Incorporation by reference.

(4)	Attached as Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed by Epic Bancorp with the Securities and Exchange Commission

(5)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Epic Bancorp with the SEC at Incorporation by reference

(6)	Attached as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, respectively to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2006 filed by Epic Bancop with Securities and Exchange Commission

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, Epic Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ MARK GARWOOD	By:	/s/ MICHAEL MOULTON

	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
	March 29, 2007		March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIT M. COLE	Director and Executive Chairman of the Board	March 29, 2007

Kit M. Cole

/s/ CAROLYN HORAN	Director	March 29, 2007

Carolyn Horan

/s/ RICHARD E. SMITH	Director	March 29, 2007

Richard E. Smith

/s/ W. JEFFREY TAPPAN	Director	March 29, 2007

W. Jeffery Tappan

/s/ ALLAN BORTEL	Director	March 29, 2007

Allan Bortel

/s/ PAUL SCHAEFFER	Director	March 29, 2007

Paul Schaeffer

/s/ MARK GARWOOD	Director and Chief Executive Officer (Principal Executive Officer)	March 29, 2007

Mark Garwood