Form 10-Q
period 2007-03-31
Epic Bancorp
filed 2007-05-14
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ :	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address of principal office)

Registrant’s telephone number: (415) 526-6400

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of April 30, 2007: 3,966,192 shares

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

PART 1:  FINANCIAL INFORMATION

The information for the three months ended March 31, 2007 and March 31, 2006 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at March 31, 2007 and December 31, 2006 and the results of operations and cash flows for the three months then ended.  Results for interim periods should not be considered as indicative of results for a full year.

Item 1:          FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31 2007	December 31, 2006

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$4,234,467	$3,750,262
Federal funds sold	13,061,582	8,525,772

Total Cash and Cash Equivalents	17,296,049	12,276,034
Interest-bearing time deposits in other financial institutions	998,561	987,305
Investment securities
Available-for-sale	28,750,434	26,515,887
Held-to-maturity, at cost	20,039,831	21,823,305
Federal Home Loan Bank restricted stock, at cost	4,988,000	5,891,900
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	418,113,391	426,006,504
Less: Allowance for loan losses	(4,585,307)	(4,671,596)

	413,528,084	421,334,908
Bank premises and equipment, net	5,111,014	5,274,915
Accrued interest receivable	3,067,718	3,297,170
Other assets	6,387,095	6,062,952

Total Assets	$500,216,786	$503,514,376

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$18,884,185	$18,134,565
Interest-bearing checking deposits	7,854,554	8,432,730
Money market and saving deposits	160,435,888	150,011,698
Certificates of deposit greater than or equal to $100,000	121,182,713	129,011,093
Certificates of deposit less than $100,000	61,337,573	64,214,598

Total Deposits	369,694,913	369,804,684
Federal Home Loan Bank Advances	81,141,933	86,250,777
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	3,839,497	3,175,055

Total Liabilities	468,079,343	472,633,516

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,966,271 and 3,960,852 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	10,446,922	10,384,816
Additional Paid-In-Capital	490,110	381,993
Retained earnings	21,253,339	20,236,571
Accumulated other comprehensive loss	(52,928)	(122,520)

Total Stockholders’ Equity	32,137,443	30,880,860

Total Liabilities and Stockholders’ Equity	$500,216,786	$503,514,376

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,

	2007	2006

	(Unaudited)
Interest Income
Interest and fees on loans	$8,813,046	$7,451,525
Interest on investment securities	566,859	424,282
Interest on Federal funds sold	45,398	76,103
Interest on other investments	80,021	72,041
Interest on deposits in other financial institutions	11,256	10,742

Total Interest Income	9,516,580	8,034,693

Interest Expense
Interest expense on deposits	4,093,507	2,670,139
Interest expense on borrowed funds	843,970	760,259
Interest expense on Junior Subordinated Debentures	289,274	214,659

Total Interest Expense	5,226,751	3,645,057

Net Interest Income Before Provision for Loan Losses	4,289,829	4,389,636
Provision for Loan Losses	(86,289)	142,788

Net Interest Income After Provision for Loan Losses	4,376,118	4,246,848

Noninterest Income
Gain on sale of loans, net	158,438	209,230
Loan servicing	27,027	32,313
Registered Investment Advisory Services fee income	159,993	128,626
Other income	154,299	123,633

Total Noninterest Income	499,757	493,802

Noninterest Expenses
Salaries and benefits	1,835,814	2,007,198
Occupancy	348,347	340,975
Advertising	136,631	138,531
Professional	114,390	118,799
Data processing	111,325	106,980
Equipment and depreciation	199,270	186,867
Other administrative	529,105	441,616

Total Noninterest Expense	3,274,882	3,340,966

Income Before Income Taxes	1,600,993	1,399,684
Provision for Income Taxes	583,064	508,076

Net Income	$1,017,929	$891,608

Earnings Per Share
Basic	$0.26	$0.23

Diluted	$0.25	$0.23

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

						Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Additional Paid-in Capital				Total Stockholders’ Equity
				Comprehensive Income	Retained Earnings
	Shares	Amount

Balance, January 1, 2006	3,679,663	$10,207,688	$—		$16,899,835	$(262,445)	$26,845,078
Stock options exercised	13,003	67,399					67,399
Cash Dividends					(147,347)		(147,347)
Share-based compensation			98,867				98,867
Comprehensive Income
Net Income for the period				$891,608	891,608		891,608
Unrealized security holding losses (net of $29,106 tax benefit)				(43,659)		(43,659)	(43,659)

Total Comprehensive Income				$847,949

Balance, March 31, 2006	3,692,666	$10,275,087	$98,867		$17,644,096	$(306,104)	$27,711,946

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860
Stock options exercised	5,419	62,106					62,106
Cash Dividends					(1,161)		(1,161)
Share-based compensation			91,428				91,428
Excess tax benefits from share-based compensation			16,689				16,689
Comprehensive Income
Net Income for the period				$1,017,929	1,017,929		1,017,929
Unrealized security holding gain (net of $46,395 tax expense)				69,592		69,592	69,592

Total Comprehensive Income				$1,087,521

Balance, March 31, 2007	3,966,271	$10,446,922	$490,110		$21,253,339	$(52,928)	$32,137,443

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,

	2007	2006

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,017,929	$891,608
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	226,950	180,187
Provision for loan losses	(86,289)	142,788
Change in unearned income, net of amortization	140,148	502,951
Change in loan servicing asset, net of amortization	(20,306)	24,374
Net amortization of premiums on investment securities	27,995	75,779
Share Based Compensation	91,428	98,867
FHLB stock dividends	(87,500)	(74,400)
Gain on Sale of Loans	(158,438)	(209,230)
Loans Originated for Sale	(1,800,000)	(2,978,733)
Proceeds from Loan Sales	1,975,308	2,945,250
Net change in accrued interest receivable and other assets	(137,649)	816,284
Net change in accrued interest payable and other liabilities	681,131	(727,764)
Excess tax benefit from share-based compensation	(16,689)	—

Net Cash Provided By Operating Activities	1,854,018	1,687,961

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	7,752,965	(12,040,641)
Principal reduction in securities available-for-sale	1,380,931	750,824
Principal reduction in securities held-to-maturity	1,762,622	2,126,056
Purchase of investment securities available-for-sale	(3,506,635)	(3,987,860)
Net change in interest earning deposits	(11,256)	(10,742)
Redemption of Federal Home Loan Bank stock	991,400	156,800
Purchase of property and equipment	(63,049)	(333,091)

Net Cash Provided by/(Used By) Investing Activities	8,306,978	(13,338,654)

Cash Flows From Financing Activities
Net increase in deposits	$(109,771)	$13,111,900
Net change in FHLB advances	(5,108,844)	(4,241,441)
Stock options excercised	62,106	67,399
Excess tax benefits from share-based compensation	16,689	—
Dividends paid	(1,161)	(147,347)

Net Cash (Used By)/Provided By Financing Activities	(5,140,981)	8,790,511

Net Increase/(Decrease) in Cash and Cash Equivalents	5,020,015	(2,860,182)
Cash and Cash Equivalents, Beginning of Period	12,276,034	16,101,863

Cash and Cash Equivalents, End of Period	$17,296,049	$13,241,681

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$5,222,364	$3,834,490

Income taxes paid	$400,000	$150,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$69,592	$(43,659)

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”), San Rafael Capital Trust I and II (the “Trusts”), which are wholly owned unconsolidated subsidiaries that were formed in 2002 and 2006, respectively, and Epic Wealth Management (“EWM”).  All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On January 26, 2007, the Board of Directors approved a resolution declaring a 7% stock dividend.  The stock dividend was payable on February 14, 2007 to shareholders of record on January 31, 2007.  All share and per share data has been retroactivity adjusted to reflect the 7% stock dividend.

NOTE 2:  Financial Instruments with Off-Balance Sheet Risk

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments extending credit in the form of loans or through standby letters of credit.  Standby letters of credit written are confidential commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank anticipates no losses as a result of such transactions.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank is exposed to credit losses in the event of non performance by the borrower in the contract amount of the commitment.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case by case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential and commercial property.

As of March 31, 2007, the Company has no outstanding standby Letters of Credit, approximately $19,777,000 in commitments to fund commercial real estate, construction, and land development loans, $11,854,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $20,255,000 in other unused commitments.   As of December 31, 2006, the Company had no outstanding standby Letters of Credit, approximately $8,565,000 in commitments to fund commercial real estate, construction, and land development loans, $15,911,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $5,253,000 in other unused commitments.

At March 31, 2007 and December 31, 2006, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended March 31,

	2007	2006

Net Income	$1,017,929	$891,608

Weighted average shares:
Basic weighted average number of common shares outstanding	3,963,581	3,945,377
Dilutive effect of stock options	40,525	14,658

Diluted weighted average number of common shares outstanding	4,004,106	3,960,035

Net income per common share:
Basic	$0.26	$0.23
Diluted	$0.25	$0.23

NOTE 4:  Stock Options

The Company maintains an Incentive Stock Option and Stock Appreciation Plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or rights to be paid based on the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006.  The 2006 Plan terminates in 2016 and provides for a maximum of 28,890 shares (561,668 after stock splits , stock dividend and a revision to the original plan) of the Company’s common stock.  Options are issued at the fair market value of the stock at the date of grant.  Options expire ten years from the grant date.  Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors.  Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).  The Director’s Plan was established in 2003 and terminates in 2013.  The Director’s Plan provides for the grant of options for up to 71,690 shares of Company common stock, subject to adjustment upon certain events, such as stock splits.  However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors’ Plan or any other stock option plan of the Company and the total number of shares provided for a stock bonus or similar plan of the Company exceed thirty percent (30%) of its then outstanding shares of common stock.  Options are issued at the fair market value of the stock at the date of grant.  The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as a Director.

A summary of activity for the Company’s options for the three months ended March 31, 2007 is presented below.

	Three months ended March 31, 2007				Three months ended March 31, 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of quarter	510,733	$11.36	—	—	545,603	$11.19
Granted	—	$—	—	—	5,350	$12.99
Cancelled/forfeited	(25,180)	$13.29	—	—	(31,736)	$13.54
Exercised	(5,657)	$10.67	—	—	(13,913)	$4.94

Options outstanding, end of quarter	479,896	$11.27	$2,016	6.93	505,303	$11.23	$1,324	7.89

Exercisable (vested), end of quarter	257,609	$10.00	$1,410	6.19	171,677	$8.76	$879	6.57

As of March 31, 2007 there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.2 years.

NOTE 5:  Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), using the modified prospective transition method and, therefore, have not restated results for prior periods.  Under this transition method, share-based compensation expense for the first quarter of 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.  Prior to the January 1, 2006 adoption of SFAS No. 123R, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.  The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R requires that an estimate of future forfeitures be made and that compensation cost be recognized only for shares that are expected to vest.  The Company estimates forfeitures and adjusts annually estimated forfeitures to actual forfeitures and only recognizes expense for those shares expected to vest.

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  For the quarters ended March 31, 2007 and 2006, $62,106 and $67,399 are the proceeds from exercise of stock options and $91,428 and $98,867 are the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model for options granted during the three months ended March 31, 2006 are noted in the following table.  No options were granted in 2007.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the Company’s stock.

Three Months Ended March 31, 2006

Risk-free interest rate	4.53%
Expected dividend yield	0.863%
Expected life in years	7
Expected price volatility	27.18%

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

NOTE 6:  Subsequent Events

On April 18, 2007, The Bank purchased a Bank Owned Life Insurance (“BOLI”) policy from Prudential Life Insurance Company.  The BOLI policy has an initial cash value of $10 million and the initial total death benefit to the Bank is $27,311,256.

On April 23, 2007, the Company declared a cash dividend of $0.045 per share to be paid on May 31, 2007 to shareholders of record as of May 15, 2007.

Item 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Epic Bancorp was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for the Bank, a California industrial bank established in 1991, which offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers, and EWM, established in January 2005, which offers investment advisory and financial planning services to the general community and to clients of the Bank.

The Bank attracts deposits from individuals, merchants, small-to-medium sized businesses, not-for-profit organizations, and professionals who live and/or work in the communities comprising the Bank’s market areas by offering a friendly, non-intimidating, differentiated branch environment, convenience, competitive interest rate products and providing value-added customer services.  The Bank offers a broad range of commercial and retail lending programs, an array of deposit products and investment advice through its affiliate, EWM, to enable its customers to reach their lifetime personal and financial goals.  Loan programs include commercial and industrial real estate loans, mortgages for multifamily real estate, commercial loans to businesses including SBA loans, revolving lines of credit and term loans, consumer loans including home equity lines of credit and secured and unsecured lines of credit, land and construction lending for single family residences and apartment buildings, and commercial real estate.

General

As of March 31, 2007, the consolidated Company is comprised of three entities, Epic Bancorp, the Bank and EWM.  San Rafael Capital Trust I and II (“Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2002 and 2006, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million and $3.1 million, respectively, of junior subordinated debentures are so reflected.

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA.  In Marin County, the median price for a single family home is $839,000, per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State according to data from U.S. Census Bureau.  Marin County had $7.6 billion in total deposits as of June 30, 2006 according to data from the FDIC, the most recent date for which data is available.

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
•

embarking on a key customer service and loyalty strategy whereby the goal is to enhance the service culture of the Company, build customer loyalty, improve internal business workflows and develop a meaningful measurement system;

•	increasing fee income to a greater portion of total revenue; and,
•	utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses.

As an integral element in its strategic plan to increase market share in Marin County and to further service its high-net worth customer base the Company established EWM, a registered investment advisor under the Investment Advisers Act of 1940, as amended.  EWM  provides investment management, financial planning and advice to high-net worth families through the investment centers of every full-service branch of Tamalpais Bank and to the general Marin County marketplace.

New Facilities

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

Company Risks

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

The Company determines the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis.  The Company segments the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral.  The Company analyzes the following components of the portfolio and provides for them in the allowance for loan losses:

•	All significant credits, on an individual basis, that are classified doubtful.

•	All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for a part of an appropriate pool.

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

No assurance can be given that the Company will not sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio will not require an increase in the allowance.  Prevailing factors in association with the methodology may include improvement or deterioration of individual commitments or pools of similar loans, or loan concentrations.

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

 Servicing Asset

The Company services SBA and non-SBA loans for investors and records a related mortgage servicing asset.  The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows.  The exposure resulting from the loan life assumption is if loans prepay faster than expected.  The exposure resulting from the discount rate assumption is if prime rate adjusts severely and permanently.  Such exposure can cause adjustments to the income statement.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2007, the Company reported on a consolidated basis, net income of $1,018,000 as compared to $892,000 for the three months ended March 31, 2006.  Diluted earnings per share were $0.25 and $0.23 for the three months ended March 31, 2007 and 2006.

The increase in net income and fully diluted earnings per share for the three months ended March 31, 2007 over the same period prior year was primarily the result of the following:

•

For the three months ended March 31, 2007, net interest income before provision for loan losses decreased by $100,000, or 2.3% over the same period last year.  The decrease in net interest income was largely due to a decreased net interest margin from 3.93% to 3.58% and an increase in deposit expenses of $1,423,000, or 53.3% partially offset by an increased earning asset base for the three months ended March 31, 2007 over the same period last year.  The deposit expense increase is primarily due to a rising interest rate environment.  Average total interest earning assets increased by $33,951,000, or 7.5% to $486,627,000 for the three months ended March 31, 2007 over the same period last year.

Partially offsetting the decrease in the net interest income before provision for losses, which had a negative impact on net income, were increases in non-interest income, a decrease in the provision for loan losses and a decrease in non-interest expense.

•

For the three months ended March 31, 2007, non-interest income increased $6,000, or 1.2% over the same period last year.  This increase is primarily attributable to an increase in investment advisory services fee income generated by EWM of $31,000 and an increase in other income of $31,000 for the three months ended March 31, 2007 as compared to the corresponding period in the prior year.  These increases were partially offset by a decrease of $51,000 in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during the first three months of 2007 as compared to the same period prior year and a $5,000 decrease in loan servicing income for the three months ended March 31, 2007 as compared to the same period prior year.

•	The provision for loan losses in the first quarter of 2007 was a recovery of $86,000 as compared to a provision of $143,000 in the first quarter 2006.

•

Non-interest expense for the three months ended March 31, 2007 decreased $66,000 to $3,275,000, or 2.0% over the same period prior year.  There was a decrease in salaries and benefits of $171,000 in the first quarter of 2007 over the same period in 2006 partially offset by increases in equipment and depreciation of $12,000 and other administrative expenses of $87,000 as a result of the growth of the Company.

As of March 31, 2007, the Company’s return on average assets (“ROA”) was 0.82% compared to 0.77% for the same period in 2006.  The Company’s return on average equity (“ROE”) was 12.91% as of March 31, 2007 compared to 12.94% for the same period last year. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories.

As of March 31, 2007, consolidated total assets were $500,217,000 as compared to $503,514,000 at December 31, 2006, which represents a decrease of 0.7%. Contributing to the decrease in assets as of March 31, 2007 as compared to December 31, 2006 was a decrease of $7,893,000 or 1.9% in gross outstanding loans. Total investment securities increased by $451,000, or 0.9% as of March 31, 2007. Total deposits decreased $110,000, or .03% from December 31, 2006 to March 31, 2007.  FHLB advances decreased $5,109,000, or 5.9% from December 31, 2006 to March 31, 2007. Stockholder’s equity increased $1,257,000, or 4.1% to $32,137,000 as of March 31, 2007 from $30,881,000 as of December 31, 2006.

As of March 31, 2007, EWM had approximately $274 million in assets under management as compared to $262 million for the same period prior year.

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

The following presents average daily balances of assets, liabilities, and shareholders’ equity as of March 31, 2007 and 2006, along with total interest income earned and expense paid, and the average yields earned or rates paid and the net interest margin for the three months ended March 31, 2007 and 2006.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	3/31/07			3/31/06

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$49,896	$567	4.61%	$45,407	$424	3.79%
Other investments	5,274	80	6.15%	6,105	72	4.78%
Interest bearing deposits in other financial institutions	1,025	11	4.35%	1,121	11	3.98%
Federal funds sold	3,563	45	5.12%	7,019	76	4.39%
Loans (2)	426,869	8,813	8.37%	393,024	7,452	7.69%

Total Interest Earning Assets	486,627	9,516	7.93%	452,676	8,035	7.20%
Allowance for loan losses	(4,683)			(4,278)
Cash and due from banks	4,840			6,020
Net premises, furniture and equipment	5,097			4,838
Other assets	7,092			5,645

Total Assets	$498,973			$464,901

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,919	12	0.61%	$7,096	11	0.63%
Savings deposits (3)	151,706	1,691	4.52%	160,498	1,364	3.45%
Time deposits	188,348	2,390	5.15%	138,314	1,295	3.80%
Other borrowings	84,100	844	4.07%	100,017	760	3.08%
Junior Subordinated Debentures	13,403	289	8.74%	10,310	215	8.46%

Total Interest Bearing Liabilities	445,476	5,226	4.76%	416,235	3,645	3.55%
Noninterest deposits	17,985			17,591
Other liabilities	3,965			3,507

Total Liabilities	467,426			437,333
Shareholders’ Equity	31,547			27,568

Total Liabilities and Shareholders’ Equity	$498,973			$464,901

Net interest income		$4,290			$4,390

Net interest spread (4)			3.17%			3.65%
Net interest margin (5)			3.58%			3.93%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

For the three months ended March 31, 2007, the Bank’s net interest income before the provision for loan losses decreased $100,000, or 2.3% over the same period for 2006.  This decrease is attributable to a decrease in the net interest margin and an increase in deposit expenses partially offset by an increase in the earning asset base.

The Bank’s yield on interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.93% in 2007 as compared to 7.20% for the same period prior year.  The yield on the loan portfolio increased 68 basis points from 7.69% to 8.37% for the three month period ended March 31, 2007.  The yield on the Bank’s Federal funds sold increased from 4.39% to 5.12% for the three month period ended March 31, 2007 as compared to the same period prior year.  The increase in the yield on loans and the Federal funds sold is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006.  The average balance for investment securities for the three month period ending March 31, 2007 was $49,896,000, which represents an increase of 9.9% from the same period prior year, had an increase in yield from 3.79% in 2006 to 4.61% in 2007.  Other investments increased 137 basis points from 2007 as compared to 2006.

The rate paid on interest bearing liabilities increased from 3.55% to 4.76% when comparing the three month period ended March 31, 2007 versus the same period a year ago.  The rate paid on savings deposits increased from 3.45% to 4.52% from 2007 as compared to 2006 and time deposits increased 135 basis points from 3.80% to 5.15% from 2007 as compared to 2006.  The rate on other borrowings and junior subordinated debentures increased 99 and 28 points, respectively, at 2007 when compared to 2006.  These increases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve from 2004 through 2006.  In 2007, the Bank achieved a net interest margin (“NIM”) of 3.58%, a decrease from the NIM of 3.93% in 2006.  The decrease in the margin is also affected by the changes to the market rates as described above.

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

	Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$43	$99	$142
Other investments	(52)	60	8
Interest-bearing deposits	(4)	4	0
Federal Funds Sold	(102)	71	(31)
Loans	637	724	1,361

	522	958	1,480
Increase/(decrease) in Interest Expense
Interest-bearing checking	2	(1)	1
Savings deposits	(466)	794	328
Time Deposits	544	551	1,095
FHLB and other borrowings	(632)	714	82
Junior Subordinated Debentures	65	9	74

	(487)	2,067	1,580

Increase/(decrease) in Net Interest Income	$1,009	$(1,109)	$(100)

Non-interest Income

Non-interest income for the three months ended March 31, 2007 was $500,000, an increase of $6,000, or 1.2% from the same period in 2006.  Non-interest income is comprised of Gain on sale of loans, net, Loan servicing, Advisory Services fee income and Other income.

For the first three months of 2007, the gain on sale of loans, net decreased $51,000, or 24.3%.  This decrease was primarily due to the $1,800,000 sale of the government guaranteed portion of five Small Business Administration (“SBA”) loans in 2007 versus the sale of $2,677,000 of the government guaranteed portion of three SBA loans in 2006.

Loan servicing in 2007 was $27,000, representing a decrease of $5,000 over the same period the prior year.  This decrease is primarily the result of a decrease in the number of loans that the Bank is servicing.

Advisory Services fee income increased $31,000, or 24.4% from the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006.  This increase is primarily attributable to the growth of EWM providing   wealth management services inclusive of investment management and financial planning to high-net worth individuals and families.

As of March 31, 2007, EWM had approximately $274 million in assets under management of which $49 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2007; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2007 or that it will be profitable on a stand-alone basis.

EWM has required capital infusions from the Company.  For the first three months of 2007, capital infusions totaled $25,000 versus $185,000 of capital infusions for the same period prior year.

Other income increased $31,000, or 24.8% for the three month period ended March 31, 2007 as compared to the same period prior year and is primarily attributable to an increase in service charges and other income as a result of the growth of the Company.

Non-interest Expense

The Company’s non-interest expense for the three month period ended March 31, 2007 was $3,275,000, a decrease of $66,000, or 2.0% as compared with the same period in 2006.  Non-interest expense consists of Salaries and benefits, Occupancy, Advertising, Professional, Data processing, Equipment and depreciation and Other administrative expenses.

Salaries and benefits is the largest component of non-interest expense.  For the first quarter of 2007, salaries and benefits decreased by $171,000, or 8.5% primarily due to the Company not having as many full time equivalent (“FTE”) employees during the first quarter 2007 as compared to the same period prior year.  The number of FTE employees decreased to 72, down from 77 at March 31, 2006.  Partially offsetting this decrease, the Company had regular salary adjustments and higher medical benefits and workers’ compensation costs for the first quarter in 2007 versus the first quarter in 2006.

For the first three months of 2007, the increase of $7,000, or 2.2% in occupancy costs is largely due to the Company and Bank occupying new leased spaces which includes the addition of the Bank’s Tiburon/Belvedere branch which opened in September 2006.  Additionally, there were annual rent increases in the branch and administrative facilities.

Advertising costs remained relatively flat for the first three months of 2007 as compared to the first three months of 2006.

Professional services decreased $4,000, or 3.7% in the first three months of 2007 as compared with the same period prior year.  The decrease in 2007 was primarily attributable to lower outside consulting fees.  The Company went through a data processing conversion in 2005 and additional outside consulting fees were incurred in 2005 as a result of this conversion.

Data processing expenses for the three months of March 31, 2007 were $111,000, an increase over the same period in 2006 of  $4,000, or 4.1%.  The increase is largely attributable to the growth of the Company.

For the three months ending March 31, 2007, an increase of $12,000, or 6.6% in depreciation and amortization expense is primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses of $529,000 for the three months ending March 31, 2007 represents a $87,000, or 19.7% increase over the same period in 2006.  This increase is primarily attributable to an increase in other expenses as a result of the growth of the Company.

The Bank’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) remained unchanged at 68.4% for the three months ending March 31, 2007 as compared to the same period prior year.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent
	March 31, 2007	March 31, 2006

	(Dollars in thousands)
Salaries and benefits	$1,836	$2,007	$(171)	-8.5%
Occupancy	348	341	7	2.1%
Advertising	137	138	(1)	-0.7%
Professional	115	119	(4)	-3.4%
Data processing	111	107	4	3.7%
Equipment and depreciation	199	187	12	6.4%
Other administrative	529	442	87	19.7%

Total	$3,275	$3,341	$(66)	-2.0%

Income Taxes

Income tax provision for the three month period ended March 31, 2007 amounted to $583,000, which represented a increase of $75,000, or 14.8% over the amount incurred for the same period in 2006, producing effective tax rates of 36.4% and 36.3%, respectively.  The increase in income tax expense is primarily attributable to increased pre-tax income.

FINANCIAL CONDITION

Loans

Loans, net, decreased by $7,807,000, or 1.9% as of March 31, 2007 as compared to December 31, 2006.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At March 31, 2007		At December 31, 2006

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$14,904	3.6%	$16,742	3.9%
Multifamily residential	117,919	28.2	120,287	28.2
Commercial real estate	220,169	52.7	220,049	51.7
Land	6,929	1.7	8,316	2.0
Construction real estate	26,475	6.3	33,188	7.8
Consumer loans	3,087	0.7	2,545	0.6
Commercial, non real estate	27,363	6.5	23,553	5.5

Total gross loans	416,846	99.7	424,680	99.7
Net deferred loan costs	1,267	0.3	1,327	0.3

Total loans receivable, net of deferred loan costs	$418,113	100%	$426,007	100%

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

Commercial and industrial loans are lines of credit are made for the purpose of providing working capital, covering fluctuations in cash flows, financing the purchase of equipment, or for other business purposes.  Such loans and lines of credit include loans with maturities ranging from one to five years.

Consumer loans and lines of credit are made for the purpose of financing various types of consumer goods and other personal purposes.  Consumer loans and lines of credits generally provide for the monthly payment of principal and interest or interest only payments with periodic principal payments.

Outstanding loan commitments at March 31, 2007 and December 31, 2006 primarily consisted of undisbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  The Bank does not have any concentrations in the loan portfolio by industry or group of industries, however as of March 31, 2007 and December 31, 2006, approximately 90.3% and 93.6%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

During the second quarter of 2006, the Company purchase $16.6 million of participated construction loans.  These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redonda Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate.  As of March 31, 2007, the remaining balance of the participated loans was $6,577,000.

As of March 31, 2007, the loan portfolio was primarily comprised of floating and adjustable interest rate loans.  Of the adjustable rate loans, 53.4% reprice within one year, 7.4% reprice within one to two years, 5.5% reprice within two to three years, 12.3% reprice within three to four years, 10.5% reprice within four to five years, and 10.9.% reprice after five years.

The following table sets forth the maturity distribution of gross loans outstanding as of March 31, 2007 which includes net deferred loan costs.  At those dates, the Company had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$—	$—	$14,949	$14,949
Multifamily residential	—	2,598	115,679	118,277
Commercial real estate	2,442	1,812	216,585	220,839
Land	1,686	4,775	468	6,929
Construction real estate	26,166	410	—	26,576
Consumer loans	2,876	220	—	3,096
Commercial, non real estate	16,732	6,322	4,393	27,447

Total	$49,902	$16,137	$352,074	$418,113

Loans with predetermined interest rates	—	1,433	166	1,599
Loans with floating or adjustable interest rates	49,902	14,704	351,908	416,514

	$49,902	$16,137	$352,074	$418,113

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through March 31, 2007, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	March 31, 2007	December 31, 2006

	(Dollars in thousands)
Non-accrual loans	$532	$—
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$532	$—

Nonperforming assets as a percent of total loans	0.13%	0%
Nonperforming assets as a percent of total assets	0.11%	0%

As of March 31, 2007, there were two loans on non-accrual status.  The first is a land loan for $531,000 in the Bank’s primary market place and the second non-accrual loan is a $1,000 consumer loan.  There is also one loan totaling $2,110,000 that has a higher than normal risk of loss and has been classified as substandard.  This commercial real estate loan is still performing and is located in the Bank’s primary market area.  In addition, a multifamily loan for $266,000 has been placed on the internal “watch list” for special mention and loss potential and is being closely monitored.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	March 31, 2007	December 31, 2006

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$2,335	$1,936
Loans delinquent 90 days of more and accruing	—	—

Total performing delinquent loans	$2,335	$1,936

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three month period ended March 31, 2007, the provision for loan losses was a recovery of $86,000 as compared to a provision of $143,000 for the same period in 2006.  This represents a decrease of $229,000, or 160.4% from 2006 to 2007.  The recovery recorded in the first quarter of 2007 was necessitated by the decrease in the loan portfolio coupled with continued strong asset quality.  There were no charge-offs of loans nor were there any recoveries on previously charged-off loans for the three months ended March 31, 2007 and 2006.

Both March 31, 2007 and December 31, 2006, the allowance for loan losses was 1.10% of loans outstanding, respectively.  There were two nonperforming loans as of March 31, 2007, and the ratio of the allowance for loan losses to nonperforming loans was 861.9% as of March 31, 2007 versus 0% at December 31, 2006.  Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the three months ended March 31, 2007	For the twelve months ended December 31, 2006

	(Dollars In Thousands)
Net Loans Outstanding, Period End	$418,113	$426,007
Average amount of loans outstanding	426,869	415,368
Period end non-performing loans outstanding	532	—
Loans Loss Reserve Balance, Beginning of Period	$4,671	$4,232
Charge-offs	—	—
Recoveries	—	—
Additions/(Reductions) charged to operations	(86)	439

Allowance for Loan and Lease Loss, End of Period	$4,585	$4,671

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.10%	1.10%

Investments

In order to maintain a reserve of readily saleable assets to meet the liquidity and loan requirements, the Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of March 31, 2007 and December 31, 2006, the carrying values of securities pledged were $48,790,000 and $48,339,000, respectively, representing the entire investment securities portfolio.  Not all of the securities pledged as collateral were required to securitize existing borrowings.  The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of March 31, 2007, the investment portfolio consisted of mortgage-backed securities, U.S. agency securities, municipal securities and collateralized mortgage obligations.  As of December 31, 2006, the investment portfolio consisted of mortgage-backed securities, U.S. agency securities and collateralized mortgage obligations.  The Company also owned $4,988,000 and $5,892,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of March 31, 2007 and December 31, 2006, respectively.  Interest-bearing time deposits in other financial institutions amounted to $999,000 and $987,000 as of March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, $20,040,000 of the securities were classified as held-to-maturity and $28,750,000 of the securities were classified as available-for-sale.  At December 31, 2006, $21,823,000, of the securities were classified as held-to-maturity and $26,516,000 of the securities were classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the investment securities, held as of the dates indicated, and the weighted average yields:

	As of March 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$12,301	$33	$(164)	12,170
U.S. Agency Securities	5,802	13	—	5,815
Muni Securities	1,567	6	—	1,573
Collateralized Mortgage Obligation	9,168	24	—	9,192

Total Available-for-sale	$28,838	$76	$(164)	$28,750

Held-to-maturity
Mortgage backed securities	$20,040	$—	$(364)	$19,676

	As of December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,202	$27	$(239)	$12,990
U.S. Agency Securities	5,858	6	—	5,864
Collateralized Mortgage Obligation	7,660	10	(8)	7,662

Total Available-for-sale	$26,720	$43	$(247)	$26,516

Held-to-maturity
Mortgage backed securities	$21,823	$—	$(389)	$21,434

	As of March 31, 2007		As of December 31, 2006

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$12,170	4.26%	$12,990	4.01%
U.S. Agency Securities	5,815	5.19%	5,864	5.20%
Muni Securities	1,573	3.90%	—	—
Collateralized Mortgage Obligation	9,192	5.53%	7,662	5.66%

	$28,750	4.72%	$26,516	3.72%

Held-to-maturity
Mortgage backed securities	$20,040	4.14%	$21,823	4.37%

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  As of March 31, 2007, the Bank had a deposit mix of 43% of money market and savings deposits, 17% in time deposits less than $100,000, 33% in time deposits greater than $100,000, 5% in non-interest-bearing checking deposits, and 2% in interest-bearing deposits.  At December 31, 2006, the Bank had a deposit mix of 41% money market and saving accounts, 17% in time deposits less than $100,000, 35% in time deposits greater than $100,000, 5% in interest-bearing checking deposits, and 2% in non-interest-bearing deposits.  Included in the deposit totals were $9,909,000 (3% of deposits) and $13,124,000 (4% of deposits) of brokered deposits and $29,843,000 (8% of deposits) and $28,409,000 (8% of deposits) in non-brokered wholesale certificates of deposits as of March 31, 2007 and December 31, 2006, respectively.

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

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of March 31, 2007 Reserve Fund deposits were $15,517,000 million as compared to deposit balance of $15,400,000 as of December 31, 2006.  The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of March 31, 2007 the rate was 5.46% as compared to a rate of 5.64% as of December 31, 2006.

On October 31, 2006, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer.  The time deposit bears interest at the rate of 5.19% and matures on May 3, 2007.  On February 26, 2007 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer.  The time deposit bears interest at the rate of 5.20% and matures on August 29, 2007.  Assets pledged as collateral to the State consists of $22.1 million of the investment portfolio as of March 31, 2007.

In an effort to expand the Company’s market share, the Company is continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004, one new branch in third quarter 2005, and one new branch in third quarter 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	March 31, 2007		December 31, 2006

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$18,884	0.00%	$18,135	0.00%
Interest-bearing checking deposits	7,854	0.65%	8,433	0.61%
Money Market and savings deposits	160,436	4.59%	150,012	4.48%
Certificates of deposit over $100,000	121,183	5.17%	129,011	5.14%
Certificates of deposit less $100,000	61,338	5.00%	64,214	4.97%

Total deposits	$369,695	4.53%	$369,805	4.49%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	March 31, 2007		December 31, 2006

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$142,767	5.13%	$151,692	5.11%
Brokered certificates of deposit	9,909	4.69%	13,124	4.72%
Non-brokered wholesale certificates of deposit	29,845	5.16%	28,409	5.10%

Total deposits	$182,521	5.11%	$193,225	5.08%

The following schedule shows the maturity of the time deposits as of March 31, 2007:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$53,285	5.17%	$25,426	5.01%
Over 3 through 6 months	36,554	5.20%	15,391	5.06%
Over 6 through 12 months	28,290	5.14%	17,398	4.97%
Over 12 months through 2 years	1,895	4.92%	2,571	4.88%
Over 2 through 3 years	320	5.02%	338	4.87%
Over 3 through 4 years	—	—	84	4.28%
Over 4 through 5 years	839	5.45%	130	5.42%

Total	$121,183	5.17%	$61,338	5.00%

Borrowed Funds

The Company has secured advances from the Federal Home Loan Bank at March 31, 2007 and December 31, 2006 amounting to $81.1 million and $86.3 million, respectively, a 5.9% decrease. FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of March 31, 2007, unused borrowing capacity at the FHLB was $128.0 million.  Assets pledged as collateral to the FHLB consisted of $212.8 million of the loan portfolio and $24.0 million of the investment securities portfolio as of March 31, 2007.  Assets pledged as collateral to the FHLB consisted of $188.3 million of the loan portfolio and $25.0 million of the investment securities portfolio as of December 31, 2006.   The advances have been outstanding at varying levels during the three months ended March 31, 2007.  Total interest expense on FHLB borrowings for the three month period ended March 31, 2007 and 2006 was $844,000 and $760,000, respectively.

The Company will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios.  Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

Included in the FHLB borrowings of $81.1 million, as of March 31, 2007, the Company obtained borrowings of $33.0 million with FHLB for Advances for Community Enterprise (“ACE”) program.  ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities.  ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects.  An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances.  The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end.  For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set  forth certain information regarding the FHLB advances at or for the dates indicated:

	At March 31, 2007		At December 31, 2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$9,000	3.12%	$14,000	3.66%
Over 3 through 6 months	10,147	3.18%	9,000	3.12%
Over 6 through 12 months	13,000	3.54%	19,256	3.35%
Over 12 months through 2 years	13,000	3.97%	16,000	3.81%
Over 2 through 3 years	13,000	4.86%	10,000	4.85%
Over 3 through 4 years	14,000	4.85%	17,995	4.84%
Over 4 through 5 years	8,995	4.82%	—	—

Total	$81,142	4.10%	$86,251	3.95%

	At or for the three months ended March 31, 2007	At or for the twelve months ended December 31, 2006

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$84,100	$101,051
Maximum amount outstanding at any month-end during the period	88,650	126,088
Balance outstanding at end of period	81,142	86,251
Average interest rate during the period	4.07%	3.60%
Average interest rate at end of period	4.10%	3.95%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture.  The security matures on June 30, 2032 but is callable after June 30, 2007. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 3.65%.  As of March 31, 2007, the interest rate was 9.01%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture.  The security matures on September 1, 2036 but is callable after September 1, 2011.  The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points.  As of March 31, 2007, the interest rate was 7.11%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

Total interest expense attributable to the junior subordinated debentures during the three months of 2007 versus the same period for 2006 was $289,000 and $215,000, respectively.

Capital Resources

Stockholders’ equity was $32,137,000 during the three months ended March 31, 2007 as compared to $30,881,000 as of December 31, 2006.  The increase was attributable to net income of $1,018,000, stock options exercised of $62,000,  amortization of deferred compensation – incentive stock options of $91,000, excess tax benefits from share-based compensation $17,000, and unrealized security holding gain of $70,000 partially offset by $1,000 in dividends declared during the period.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet such as unused loan commitments.  The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions.  Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations.  The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.

As of March 31, 2007 and December 31, 2006, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of March 31, 2007:
Total capital to risk-weighted assets	$48,812	11.2%	$34,773	8.0%	$43,466	10.0%
Tier 1 capital to risk-weighted assets	44,227	10.2%	17,395	4.0%	26,093	6.0%
Tier 1 capital to average assets	44,227	8.9%	19,900	4.0%	24,875	5.0%

As of December 31, 2006:
Total capital to risk-weighted assets	$47,676	10.8%	$35,316	8.0%	$44,144	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the California Department of Financial Institution (“DFI”) have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of March 31, 2007 and December 31, 2006, there were $200,000 and $148,000 in dividends paid by the Bank to the Company, respectively.

To meet liquidity needs, the Company maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of March 31, 2007, liquid assets were comprised of $13,062,000 in Federal funds sold, $999,000 in interest-bearing deposits in other financial institutions, $4,234,000 in cash and due from banks, and $28,750,000 in available-for-sale securities. As of December 31, 2006, liquid assets were comprised of $8,526,000 in Federal funds sold, $987,000 in interest-bearing deposits in other financial institutions, $3,750,000 in cash and due from banks, and $26,516,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of March 31, 2007, the Bank had lines of credit totaling $148.0 million available.  These consist of $20.0 million in unsecured lines of credit with two correspondent banks, and approximately $128.0 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

Net cash provided by operating activities totaled $1.9 million for the first three months of 2007 as compared to $0.74 million for the same period in 2006.  The increase was primarily the result of an increase in net income, a decrease in loans originated for sale, and an increase in accrued interest payable and other liabilities.

Net cash provided by investing activities totaled $8.3 million for the first three months of 2007 as compared $13.3 million used by investing activities for the same period in 2006.  The increase was primarily the result of a decrease in the loan portfolio in the first three months of 2007 and an increase in the redemption of FHLB stock.

Funds used by financing activities totaled $5.1 million for the first three months of 2007 as compared to funds provided by financing activities of $8.8 million for the same period in 2006.  The decrease in net cash provided by financing activities was primarily the result of a decrease in deposits in the first three months of 2007 and a decrease in FHLB borrowings.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans.  Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Company has been negatively affected by the increasing interest rates.  Conversely, the Company would be positively affected in a decreasing rate environment.

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

The following table shows the Bank’s cumulative gap analysis as of March 31, 2007:

	At March 31, 2007

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$5,955	$10,755	$29,622	$7,585	$53,917
Federal Funds	13,062	—	—	—	13,062
Interest-bearing deposits in other financial institutions	—	394	528	77	999
Loans	139,680	132,013	133,181	13,239	418,113
FHLB and PCBB Stock	—	—	—	5,038	5,038

Total	$158,697	$143,162	$163,331	$25,939	$491,129

Interest-Bearing Liabilities
Interest-bearing checking	$7,855	$—	$—	$—	$7,855
Money market and savings	160,436	—	—	—	160,436
Time deposits	78,711	97,632	6,177	—	182,520
FHLB advances	9,000	36,147	35,995	—	81,142
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$269,405	$133,779	$42,172	$—	$445,356

Interest rate sensitivity gap	(110,708)	9,383	121,159	25,939	45,773

Cummulative interest rate sensitivity gap	$(110,708)	$(101,325)	$19,834	$45,773	$45,773

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-22.5%	-20.6%	4.0%	9.3%	9.3%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  The current one year gap ratio is -20.6%.  A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity.   That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.   The current net interest earnings at risk given a +/– 200 basis point rate shock is -8.93% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -9.40%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-8.93%	-9.40%
- 200 basis points	6.99%	7.09%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending March 31, 2007 and December 31, 2006:

	For The Three Months Ended March 31, 2007	For The Twelve Months Ended December 31, 2006

Annualized net income as a percentage of average assets	0.82%	0.81%
Annualized net income as a percentage of average equity	12.91%	13.81%
Average equity as a percentage of average assets	6.32%	5.85%
Dividends declared per share as a percentage of diluted net income per share	0.00%	3.77%

In 2006, the Company grew its earning asset base and produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2006 the Company incurred significant increases in expenses associated with the increased retail branch network, increased administrative expenses and ongoing costs related to EWM.

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

Current Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133.  SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that qualify special-purpose entity may hold.  This statement was effective for financial instruments acquired or issued after the beginning of the fiscal year 2007 and was adopted January 1, 2007.  The Company does not expect the adoption of this statement to have a material impact on the financial condition, results of operations or cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  SFAS No. 156 was adopted on January 1, 2007.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 was adopted on January 1, 2007 and did not have a material impact on the Company’s financial condition.

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132 (R) (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position.  The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans).  An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income.  SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation.  The Company was required to recognize the funded status of its defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 31, 2008.  SFAS 158 is not expected to have a significant impact on the Company’s financial statements.

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

The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, +2% and +3% shocks.  See “Interest Rate Sensitivity”.

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

Changes in Internal Controls:

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure or financial reporting controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART 2:     OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated.

Item 1A.     RISK FACTORS

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.        OTHER INFORMATION

None.

Item 6.        EXHIBITS

a)	Exhibits

10.1 Bank-Owned Life Insurance (BOLI) Program

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

EPIC BANCORP, INC.
A California Corporation

Date: May 14, 2007	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: May 14, 2007	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Bank-Owned Life Insurance (BOLI) Program

11	Earnings per share (See Note 3 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350