Form 10-Q
period 2007-06-30
Epic Bancorp
filed 2007-08-10
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of July 28, 2007 : 4,012,971 shares

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

PART 1:  FINANCIAL INFORMATION

The information for the three and six months ended June 30, 2007 and June 30, 2006 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at June 30, 2007 and December 31, 2006 and the results of operations and cash flows for the three and six months then ended.  Results for interim periods should not be considered as indicative of results for a full year.

Item 1:	FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$4,512,133	$3,750,262
Federal funds sold	876,818	8,525,772

Total Cash and Cash Equivalents	5,388,951	12,276,034
Interest-bearing time deposits in other financial institutions	1,010,075	987,305
Investment securities
Available-for-sale	35,045,850	26,515,887
Held-to-maturity, at cost	17,529,106	21,823,305
Federal Home Loan Bank restricted stock, at cost	4,890,300	5,891,900
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	438,049,188	426,006,504
Less: Allowance for loan losses	(4,594,462)	(4,671,596)

Total Loans, Net	433,454,726	421,334,908
Bank premises and equipment, net	4,939,462	5,274,915
Accrued interest receivable	3,103,207	3,297,170
Cash surrender value of bank-owned life insurance	10,112,358	—
Other assets	6,258,303	6,062,952

Total Assets	$521,782,338	$503,514,376

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$21,995,688	$18,134,565
Interest-bearing checking deposits	7,196,860	8,432,730
Money market and saving deposits	159,117,944	150,011,698
Certificates of deposit greater than or equal to $100,000	114,422,954	129,011,093
Certificates of deposit less than $100,000	66,982,078	64,214,598

Total Deposits	369,715,524	369,804,684
Federal Home Loan Bank Advances	102,631,928	86,250,777
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	3,011,236	3,175,055

Total Liabilities	488,761,688	472,633,516

Commitment and Contingencies	—	—
Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,998,172 and 3,960,852 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	10,483,454	10,384,816
Additional Paid-In-Capital	570,664	381,993
Retained earnings	22,141,951	20,236,571
Accumulated other comprehensive loss, net	(175,419)	(122,520)

Total Stockholders’ Equity	33,020,650	30,880,860

Total Liabilities and Stockholders’ Equity	$521,782,338	$503,514,376

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$8,927,108	$8,225,153	$17,740,151	$15,676,678
Interest on investment securities	560,828	462,402	1,127,687	886,684
Interest on Federal funds sold	67,915	36,289	113,314	112,392
Interest on other investments	56,218	85,132	136,239	157,173
Interest on deposits in other financial institutions	11,514	10,988	22,770	21,730

Total Interest Income	9,623,583	8,819,964	19,140,161	16,854,657

Interest Expense
Interest expense on deposits	4,099,814	3,129,182	8,193,321	5,799,321
Interest expense on borrowed funds	1,013,515	1,008,929	1,857,484	1,769,188
Interest expense on Junior Subordinated Debentures	295,493	231,721	584,767	446,380

Total Interest Expense	5,408,822	4,369,832	10,635,572	8,014,889

Net Interest Income Before Provision for Loan Losses	4,214,761	4,450,132	8,504,589	8,839,768
Provision for Loan Losses	10,155	327,319	(76,135)	470,107

Net Interest Income After Provision for Loan Losses	4,204,606	4,122,813	8,580,724	8,369,661

Noninterest Income
Gain on sale of loans, net	258,617	321,077	417,055	530,307
Loss on sale of securities, net	—	(1,820)	—	(1,820)
Loan servicing	26,612	32,882	76,189	65,195
Registered Investment Advisory Services fee income	145,092	134,432	285,953	263,058
Other income	315,201	152,851	466,082	276,483

Total Noninterest Income	745,522	639,422	1,245,279	1,133,223

Noninterest Expenses
Salaries and related benefits	1,831,452	2,160,477	3,734,495	4,167,674
Occupancy	369,793	355,557	718,140	696,532
Advertising	73,671	68,541	210,303	207,071
Professional	158,194	52,205	272,584	171,005
Data processing	93,060	89,058	204,385	196,038
Equipment and depreciation	217,873	197,722	417,143	384,590
Other administrative	527,369	358,922	989,245	800,537

Total Noninterest Expense	3,271,412	3,282,482	6,546,295	6,623,447

Income Before Income Taxes	1,678,716	1,479,753	3,279,708	2,879,437
Provision for Income Taxes	611,624	570,507	1,194,688	1,078,583

Net Income	$1,067,092	$909,246	$2,085,020	$1,800,854

Earnings Per Share
Basic	$0.27	$0.23	$0.52	$0.46

Diluted	$0.27	$0.23	$0.52	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2006	3,679,663	$10,207,688	$—	—	$16,899,835	$(262,445)	$26,845,078
Stock options exercised	13,003	67,399	—	—	—	—	67,399
Cash Dividends	—	—	—	—	(295,574)	—	(295,574)
Share-based compensation	—	—	198,839	—	—	—	198,839
Comprehensive Income
Net Income for the period	—	—	—	$1,800,854	1,800,854	—	1,800,854
Unrealized security holding losses (net of $53,673 tax benefit)	—	—	—	(80,468)	—	(80,468)	(80,468)
Less reclassification adjustment for realized holding losses (net of tax benefits of $689)				991	—	991	991

Total Comprehensive Income				$1,721,377

Balance, June 30, 2006	3,692,666	$10,275,087	$198,839		$18,405,115	$(341,922)	$28,537,119

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860
Stock options exercised	37,320	98,638	—	—	—	—	98,638
Cash Dividends	—	—	—	—	(179,640)	—	(179,640)
Share-based compensation	—	—	171,982	—	—	—	171,982
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
Comprehensive Income
Net Income for the period	—	—	—	$2,085,020	2,085,020	—	2,085,020
Unrealized security holding loss (net of $35,266 tax benefit)	—	—	—	(52,899)	—	(52,899)	(52,899)

Total Comprehensive Income				$2,032,121

Balance, June 30, 2007	3,998,172	$10,483,454	$570,664		$22,141,951	$(175,419)	$33,020,650

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,

	2007	2006

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,085,020	$1,800,854
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	452,458	390,371
Provision for loan losses	(76,135)	470,107
Change in unearned income, net of amortization	231,087	613,865
Change in loan servicing asset, net of amortization	(21,157)	62,743
Net change in cash surrender value of life insurance	(112,358)	—
Net amortization of premiums on investment securities	60,820	142,312
Share Based Compensation	171,982	198,839
FHLB stock dividends	(87,500)	(150,100)
Gain on Sale of Loans	(417,055)	(530,307)
Loans Originated for Sale	(7,212,236)	(6,612,018)
Proceeds from Loan Sales	7,657,460	7,273,220
Net change in accrued interest receivable and other assets	26,866	(725,210)
Net change in accrued interest payable and other liabilities	(147,130)	(660,659)
Excess tax benefits from share-based compensation	(16,689)	—

Net Cash Provided By Operating Activities	2,595,433	2,274,017

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(12,274,770)	(43,167,091)
Principal reduction in securities available-for-sale	3,127,559	1,890,564
Principal reduction in securities held-to-maturity	4,247,698	3,575,889
Purchase of investment securities available-for-sale	(11,760,006)	(12,058,145)
Sale of investment securities available-for-sale	—	2,036,120
Net change in interest earning deposits	(22,770)	(21,730)
Redemption of Federal Home Loan Bank stock	1,089,100	344,800
Purchase of bank owned life insurance	(10,000,000)	—
Purchase of property and equipment	(117,005)	(560,137)

Net Cash Used By Investing Activities	(25,710,194)	(47,959,730)

Cash Flows From Financing Activities
Net (decrease)/increase in deposits	$(89,160)	$29,065,467
Net change in FHLB advances	16,381,151	9,967,982
Issuance of Junior Subordinated Debentures	—	3,093,000
Proceeds from stock options excercised	98,638	67,399
Excess tax benefits from share-based compensation	16,689	—
Dividends paid	(179,640)	(295,574)

Net Cash Provided By Financing Activities	16,227,678	41,898,274

Net Decrease in Cash and Cash Equivalents	(6,887,083)	(3,787,439)
Cash and Cash Equivalents, Beginning of Period	12,276,034	16,101,863

Cash and Cash Equivalents, End of Period	$5,388,951	$12,314,424

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$10,589,633	$8,181,763

Income taxes paid	$1,330,000	$1,661,700

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$(52,899)	$(79,477)

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”), San Rafael Capital Trust I and II (the “Trusts”), which are wholly owned unconsolidated subsidiaries that were formed in 2002 and 2006, respectively, and Epic Wealth Management (“EWM”).  All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Earnings per share data and related share amounts for the three and six months ended June 30, 2006 have been adjusted for the 7% stock dividend declared in January 2007.

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

The Bank is exposed to credit losses in the event of non-performance by the borrower in the disbursed amount of the commitment.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the borrower.  Collateral held varies but primarily consists of residential and commercial property.

As of June 30, 2007, the Company has no outstanding standby Letters of Credit, approximately $16,505,000 in commitments to fund commercial real estate, construction, and land development loans, $11,041,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $19,238,000 in other unused commitments.   As of December 31, 2006, the Company had no outstanding standby Letters of Credit, approximately $8,565,000 in commitments to fund commercial real estate, construction, and land development loans, $15,911,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $5,253,000 in other unused commitments.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net Income	$1,067,092	$909,246	$2,085,020	$1,800,854

Weighted average shares:
Basic weighted average number of common shares outstanding	3,987,981	3,951,153	3,975,848	3,948,281
Dilutive effect of stock options	36,669	22,108	37,808	19,594

Diluted weighted average number of common shares outstanding	4,024,650	3,973,261	4,013,656	3,967,875

Net income per common share:
Basic	$0.27	$0.23	$0.52	$0.46
Diluted	$0.27	$0.23	$0.52	$0.45

NOTE 4:  Stock Options

The Company maintains an Incentive Stock Option and Stock Appreciation Plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or rights to be paid based on the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006.  The 2006 Plan terminates in 2016 and provides for a maximum of 28,890 shares (561,668 after stock splits, stock dividend and a revision to the original plan) of the Company’s common stock.  Options are issued at the fair market value of the stock at the date of grant.  Options expire ten years from the grant date.  Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors.  Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

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

A summary of activity for the Company’s options for the three and six months ended June 30, 2007 is presented below.

	Six months ended June 30, 2007				Six months ended June 30, 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	510,733	$11.36	—	—	505,909	$11.97
Granted	—	$—	—	—	5,000	$13.90
Cancelled/forfeited	(28,926)	$13.33	—	—	(34,163)	$13.98
Exercised	(5,657)	$10.67	—	—	(13,003)	$5.29

Options outstanding, end of period	476,150	$11.25	$1,190	6.29	463,743	$12.01	$1,195	7.64

Exercisable (vested), end of period	305,010	$10.39	$1,025	5.73	224,220	$10.49	$920	6.86

As of June 30, 2007, there was $1,096,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 2.91 years.

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows.  Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  For the six months ended June 30, 2007 and 2006,  $99,000 and $67,000 are the proceeds from exercise of stock options and $172,000 and $199,000 are the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model for options granted during the six months ended June 30, 2006 are noted in the following table.  No options were granted in 2007.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the Company’s stock.

Six Months Ended June 30, 2006

Risk-free interest rate	4.53%
Expected dividend yield	0.863%
Expected life in years	7
Expected price volatility	27.18%

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility.  The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Company’s recorded share-based compensation expense could have been materially different from that reflected in these consolidated financial statements.  In addition, the Company is required to estimate the expected forfeitures rate and only recognize expense for those shares expected to vest.  If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

NOTE 6:  Subsequent Events

On July 24, 2007, the Company declared a cash dividend of $0.045 per share to be paid on August 31, 2007 to shareholders of record as of August 15, 2007.

On July 25, 2007, the Bank issued a 30-year, $10,000,000 variable rate junior subordinated debentures.  The securities mature on December 1, 2037 but are callable on December 1, 2012.  The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 144 basis points.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

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

General

As of June 30, 2007, the consolidated Company is comprised of three entities, Epic Bancorp, the Bank and EWM.  San Rafael Capital Trust I and II (“Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2002 and 2006, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million and $3.1 million, respectively, of junior subordinated debentures are so reflected.

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA.  In Marin County, the median price for a single family home is $925,000, per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State according to data from U.S. Census Bureau.  Marin County had $7.6 billion in total deposits as of June 30, 2006 according to data from the FDIC, the most recent date for which data is available.

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

As an integral element in its strategic plan to increase market share in Marin County and to further service its high-net worth customer base the Company established EWM, a registered investment advisor under the Investment Advisers Act of 1940, as amended.  EWM provides investment management, financial planning and advice to high-net worth families through the investment centers at every full-service branch of Tamalpais Bank and to the general Marin County marketplace.

New Facilities

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focuses on opening branches in those geographies in Marin County that generally had at least one branch with $100 million in deposits.  The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and one new branch in 2006 (Tiburon/Belvedere).  The Company intends to open additional branches in its marketplace in the upcoming years.

Company Risks

Whether or not the Company can achieve these financial goals depends on risks and uncertainties that could be beyond the Company’s control.  Risks and uncertainties which could affect the ability to grow deposits include, among others:

•	competitive pressures in the Bank’s marketing area;
•	changes in the interest rate environment;
•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;
•	changes in business conditions and inflation;
•	loss of key management; and,
•	the volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth management business.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.   The Company evaluates the allowance for loan loss on a quarterly basis and believes that the allowance for loan loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2007, the Company reported on a consolidated basis, net income of $1,067,000 as compared to $909,000 for the three months ended June 30, 2006, an increase of 17.4%.  Diluted earnings per share was $0.27  for the three months ended June 30, 2007 as compared to $0.23 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the Company reported on a consolidated basis, net income of $2,085,000 as compared to $1,801,000 for the six months ended June 30, 2006, an increase of 15.8%.  Diluted earnings per share was $0.52 for the six months ended June 30, 2007 as compared to $0.45 for the six months ended June 30, 2006.

The increase in net income and fully diluted earnings per share for the three and six months ended June 30, 2007 over the same period prior year was primarily the result of the following:

•

For the three and six months ended June 30, 2007, net interest income before provision for loan losses decreased by $235,000, or 5.3% and $335,000, or 3.8%, respectively over the same periods last year.  The decrease in net interest income was largely due to a decreased net interest margin from 3.76% to 3.44% and from 3.84% to 3.51%, respectively, an increase in deposit expenses of $971,000 and $2,394,000, respectively  partially offset by an increased earning asset base for the three and six months ended June 30, 2007 over the same periods prior year.  The deposit expense increases are primarily due to a rising interest rate environment.  Total average interest earning assets increased by $16,000, or 3.4% and $25,000, or 5.4% to $491,000 and $489,000, respectively for the three and six months ended June 30, 2007 over the same periods last year, while total average interest bearing liabilities increased by $15,000, or 3.5% and $22,000, or 5.2% to $452,000 and $449,000, respectively for the three and six months ended June 30, 2007 over the same periods last year.

Partially offsetting the decreases in the net interest income before provision for losses, which had a negative impact on net income, were increases in non-interest income, decreases in the provision for loan losses and decreases in non-interest expense.

•

For the three and six months ended June 30, 2007, non-interest income increased $106,000 and $112,000, or 16.6% and 9.9%, respectively over the same periods last year.  These increases are primarily attributable to increases in investment advisory services fee income generated by EWM of $11,000 and $23,000, respectively, increases in loan servicing of $6,000 and $11,000, respectively, and increases in other income of $162,000 and $190,000, respectively for the three and six months ended June 30, 2007 as compared to the corresponding periods in the prior year.  These increases were partially offset by a decrease of $62,000 and $113,000, respectively in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during the three and six months ended June 30, 2007 as compared to the same periods prior year.

•

The provision for loan losses in the three and six months ended June 30, 2007 was $10,000 and a recovery of $76,000, respectively as compared to a provision of $327,000 and $470,000, respectively for the same periods prior year. See “Financial Condition – Allowance and Provision for Loan Losses.”

•

Non-interest expense for the three and six months ended June 30, 2007 decreased $11,000 and $77,000 to $3,271,000 and $6,546,000, respectively over the same periods prior year.  There were decreases in salaries and benefits of $329,000 and $433,000, respectively in the first three and six months ended June 30, 2007 over the same periods in 2006 partially offset by increases in professional fees of $106,000 and $102,000, respectively and other administrative expenses of $168,000 and $189,000, respectively as a result of the growth of the Company.

For the three months ended June 30, 2007, the Company’s return on average assets (“ROA”) was 0.84% compared to 0.75% for the same period in 2006.  The Company’s return on average equity (“ROE”) for the three months ended June 30, 2007 was 13.07% compared to 12.80% for the same period last year.  For the six months ended June 30, 2007, the Company’s return on average assets (“ROA”) was 0.83% compared to 0.76% for the same period in 2006.  The Company’s return on average equity (“ROE”) for the six months ended June 30, 2007 was 12.99% compared to 12.87% for the same period last year.  Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining superior credit quality.

As of June 30, 2007, consolidated total assets were $521,782,000 as compared to $503,514,000 at December 31, 2006, which represents an increase of 3.6%.  Contributing to the increase in assets as of June 30,  2007 as compared to December 31, 2006 was an increase of $12,043,000 or 2.8% in gross outstanding loans, an increase in total investment securities of $4,236,000, or 8.8%, cash surrender value of bank owned life insurance of $10,112,000, or 100%, and an increase in other assets of  $195,000, or 3.2% as of June 30, 2007.  Total deposits decreased $89,000 from December 31, 2006 to June 30, 2007.  FHLB advances increased $16,381,000, or 19.0% from December 31, 2006 to June 30, 2007.  Stockholder’s equity increased $2,140,000, or 6.9% to $33,021,000 as of June 30, 2007 from $30,881,000 as of December 31, 2006.

As of June 30, 2007, EWM had approximately $283 million in assets under management as compared to $257 million for the same period prior year.

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

The following tables present average daily balances of assets, liabilities, and shareholders’ equity as of June 30, 2007 and 2006, along with total interest income earned and expense paid, and the average yields earned or rates paid and the net interest margin for the three and six months ended June 30, 2007 and 2006.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	6/30/07			6/30/06

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$49,824	$561	4.52%	$46,838	$462	3.96%
Other investments	4,885	56	4.60%	6,024	85	5.66%
Interest bearing deposits in other financial institutions	1,108	12	4.34%	1,123	11	3.93%
Federal funds sold	5,065	68	5.38%	2,926	36	4.93%
Loans (2)	430,194	8,927	8.32%	418,233	8,225	7.89%

Total Interest Earning Assets	491,076	9,624	7.86%	475,144	8,819	7.44%
Allowance for loan losses	(4,612)			(4,515)
Cash and due from banks	4,200			4,915
Net premises, furniture and equipment	4,957			4,723
Other assets	14,681			5,839

Total Assets	$510,302			$486,106

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,710	12	0.62%	$7,030	11	0.63%
Savings deposits (3)	157,971	1,775	4.51%	160,968	1,575	3.92%
Time deposits	179,728	2,313	5.16%	145,506	1,543	4.25%
Other borrowings	93,077	1,014	4.37%	112,425	1,009	3.60%
Junior Subordinated Debentures	13,403	295	8.83%	10,826	231	8.56%

Total Interest Bearing Liabilities	451,889	5,409	4.80%	436,755	4,369	4.01%
Noninterest deposits	22,398			17,627
Other liabilities	3,345			3,317

Total Liabilities	477,632			457,699
Shareholders’ Equity	32,670			28,407

Total Liabilities and Shareholders’ Equity	$510,302			$486,106

Net interest income		$4,215			$4,450

Net interest spread (4)			3.06%			3.43%
Net interest margin (5)			3.44%			3.76%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Six Months Ended

	6/30/07			6/30/06

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - taxable (1)	$49,859	$1,128	4.56%	$46,127	$887	3.88%
Other investments	5,078	136	5.40%	6,064	157	5.22%
Interest bearing deposits in other financial institutions	1,067	23	4.35%	1,122	22	3.95%
Federal funds sold	4,318	113	5.28%	4,961	112	4.55%
Loans (2)	428,541	17,740	8.35%	405,698	15,677	7.79%

Total Interest Earning Assets	488,863	19,140	7.90%	463,972	16,855	7.33%
Allowance for loan losses	(4,647)			(4,397)
Cash and due from banks	4,573			5,464
Net premises, furniture and equipment	5,027			4,699
Other assets	10,909			5,757

Total Assets	$504,725			$475,495

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,814	24	0.62%	$7,062	22	0.63%
Savings deposits (3)	154,856	3,466	4.51%	160,735	2,940	3.69%
Time deposits	184,014	4,703	5.15%	141,930	2,838	4.03%
Other borrowings	88,613	1,857	4.23%	106,256	1,769	3.36%
Junior Subordinated Debentures	13,403	585	8.80%	10,569	446	8.51%

Total Interest Bearing Liabilities	448,700	10,635	4.78%	426,552	8,015	3.79%
Noninterest deposits	20,259			17,609
Other liabilities	3,653			3,345

Total Liabilities	472,612			447,506
Shareholders’ Equity	32,113			27,989

Total Liabilities and Shareholders’ Equity	$504,725			$475,495

Net interest income		$8,505			$8,840

Net interest spread (4)			3.12%			3.54%
Net interest margin (5)			3.51%			3.84%

(1)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(2)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(3)	Savings deposits include Money Market accounts.

(4)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(5)	Net interest margin is the net yield on average interest earning assets.

For the three and six months ended June 30, 2007, the Bank’s net interest income before the provision for loan losses decreased $235,000, or 5.3% and $335,000, or 3.8%, respectively over the same periods for 2006.  These decreases are attributable to a decrease in the net interest margin and an increase in deposit expenses partially offset by an increase in the earning asset base.

The Bank’s yield on interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.86% for the three months ended June 30, 2007 as compared to 7.44% for the same period prior year.  The yield on the loan portfolio increased 43 basis points from 7.89% to 8.32% for the three month period ended June 30, 2007.  The yield on the Bank’s Federal funds sold increased from 4.93% to 5.38% for the three month period ended June 30,  2007 as compared to the same period prior year.  The increase in the yield on loans and the Federal funds sold is the result of prior interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006.  The average balance for investment securities for the three month period ending June 30, 2007 was $49,824,000, which represents an increase of 6.4% from the same period prior year, had an increase in yield from 3.96% in 2006 to 4.52% in 2007.  Other investments decreased 106 basis points and interest bearing deposits in other financial institutions increased 41 basis points from 2007 as compared to 2006.

The Bank’s yield on interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.90% for the six months ended June 30, 2007 as compared to 7.33% for the same period prior year.  The yield on the loan portfolio increased 56 basis points from 7.79% to 8.35% for the six month period ended June 30, 2007.  The yield on the Bank’s Federal funds sold increased from 4.55% to 5.28% for the six month period ended June 30, 2007 as compared to the same period prior year.  The increase in the yield on loans and the Federal funds sold is the result of prior interest rate increases implemented by the Federal Reserve Board increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006.  The average balance for investment securities for the six month period ending June 30, 2007 was $49,859,000, which represents an increase of 8.1% from the same period prior year, had an increase in yield from 3.88% in 2006 to 4.56% in 2007.  Other investments and interest bearing deposits in other financial institutions increased 18 and 40 basis points from 2007 as compared to 2006.

The rate paid on interest bearing liabilities increased from 4.01% to 4.80% when comparing the three month period ended June 30, 2007 versus the same period a year ago.  The rate paid on savings deposits increased from 3.92% to 4.51% from 2007 as compared to 2006 and time deposits increased 91 basis points from 4.25% to 5.16% from 2007 as compared to 2006.  The rate on other borrowings and junior subordinated debentures increased 77 and 27 basis points, respectively, at 2007 when compared to 2006.  These increases are primarily attributable to the result of the previously discussed changes in market interest rates originating from prior actions taken by the Federal Reserve from 2004 through 2006.  For the three months ended June 30, 2007, the Bank achieved a net interest margin (“NIM”) of 3.44%, a decrease from the NIM of 3.76% in 2006.  The decrease in the margin is also affected by the changes to the market rates as described above.

The rate paid on interest bearing liabilities increased from 3.79% to 4.78% when comparing the six month period ended June 30, 2007 versus the same period a year ago.  The rate paid on savings deposits increased from 3.69% to 4.51% from 2007 as compared to 2006 and time deposits increased 112 basis points from 4.03% to 5.15% from 2007 as compared to 2006.  The rate on other borrowings and junior subordinated debentures increased 87 and 29 basis points, respectively, at 2007 when compared to 2006.  These increases are primarily attributable to the result of the previously discussed changes in market interest rates originating from prior actions taken by the Federal Reserve from 2004 through 2006.  For the six months ended June 30, 2007, the Bank achieved a net interest margin (“NIM”) of 3.51%, a decrease from the NIM of 3.84% in 2006.  The decrease in the margin is also affected by the changes to the market rates as described above.

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

	Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$76	$165	$241
Other investments	(36)	14	(21)
Interest-bearing deposits	(3)	4	1
Federal Funds Sold	(32)	33	1
Loans	910	1,155	2,063

	915	1,371	2,285
Increase/(decrease) in Interest Expense
Interest-bearing checking	$3	$(1)	$2
Savings deposits	(299)	826	526
Time Deposits	962	903	1,865
FHLB and other borrowings	(687)	775	88
Junior Subordinated Debentures	123	16	139

	102	2,519	2,620

Increase/(decrease) in Net Interest Income	$813	$(1,148)	$(335)

Non-interest Income

Non-interest income for the three and six months ended June 30, 2007 was $746,000 and $1,245,000, respectively, an increase of $106,000, or 16.6% and $112,000, or 9.9% from the same period in 2006.  Non-interest income is comprised of Gain on sale of loans, net, Loss on sale of securities, Net, Loan servicing, Advisory Services fee income and Other income.

For the three months ended June 30, 2007, the gain on sale of loans, net decreased $62,000, or 19.5%.  This decrease was primarily due to the $2,552,000 sale of the government guaranteed portion of three Small Business Administration (“SBA”) loans in 2007 versus the sale of $2,677,000 of the government guaranteed portion of six SBA loans for the same period in 2006.    For the six months ended June 30, 2007, the gain on sale of loans, net decreased $113,000, or 27.2%.  This decrease was primarily due to the $4,352,000 sale of the government guaranteed portion of eight Small Business Administration (“SBA”) loans in 2007 versus the sale of $5,242,000 of the government guaranteed portion of nine SBA loans for the same period in 2006.

Loan servicing for the three months ended June 30, 2007 was $27,000, representing an increase of $6,000 over the same period the prior year.  This increase is primarily the result of a increase in the amount of loans that the Bank is servicing.   Loan servicing for the six months ended June 30, 2007 was $76,000, representing an increase of $11,000 over the same period the prior year.  This increase is primarily the result of an increase in the amount of loans that the Bank is servicing.

Advisory Services fee income increased $11,000, or 7.9% from the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006.  This increase is primarily attributable to the growth provided by EWM in  wealth management services inclusive of investment management and financial planning to high-net worth individuals, families and institutions. Advisory Services fee income increased $23,000, or 8.7% from the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006.  This increase is primarily attributable to the growth of EWM providing wealth management services inclusive of investment management and financial planning to high-net worth individuals, families and institutions.

As of June 30, 2007, EWM had approximately $283 million in assets under management of which $53 million represents the Bank’s investment portfolio.  The Company anticipates that EWM will grow in 2007; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2007 or that it will be profitable on a stand-alone basis.

EWM has required capital infusions from the Company.  For the first three and six months ended June 30, 2007, capital infusions totaled $90,000 and $115,000, respectively, versus $185,000 and $436,000 of capital infusions for the same period prior year.

Other income increased $162,000, or 106.2% and $190,000, or 68.6% for the three and six month period ended June 30, 2007, respectively, as compared to the same periods prior year and are primarily attributable to an increase in service charges and other income as a result of the growth of the Company.

Non-interest Expense

The Company’s non-interest expense for the three and six month period ended June 30, 2007 was $3,271,000 and $6,546,000, respectively, representing a decrease of $11,000, or 0.34% and $77,000, or 1.2% as compared with the same period in 2006.  Non-interest expense consists of Salaries and benefits, Occupancy, Advertising, Professional, Data processing, Equipment and depreciation and Other administrative expenses.

Salaries and benefits is the largest component of non-interest expense.  For the first and second quarters of 2007, salaries and benefits decreased by $329,000, or 15.2% and $433,000, or 10.4%, respectively, primarily due to the Company not having as many full time equivalent (“FTE”) employees during the first and second quarter of 2007 as compared to the same periods prior year.  The number of FTE employees decreased to 71, down from 78 at June 30, 2006.  Partially offsetting these decreases, the Company had regular salary adjustments and higher medical benefits and workers’ compensation costs for the first and second quarter in 2007 versus the first and second quarter in 2006.

For the three and six month period ended June 30, 2007, the increase of $14,000, or 4.0% and $22,000, 3.0%, respectively in occupancy costs is largely due to the Company and Bank occupying new leased spaces which includes the addition of the Bank’s Tiburon/Belvedere branch which opened in September 2006.  Additionally, there were annual rent increases in the branch and administrative facilities.

Advertising costs remained relatively flat for the three and six month period ended June 30, 2007 as compared to the first three and six months of 2006.

Professional services increased $106,000, or 203.0% and $102,000, or 59.4%, respectively in the three and six month period ended June 30, 2007 as compared with the same period prior year.  The increase in 2007 was primarily attributable to higher outside consulting fees as compared to the same period prior year.

Data processing expenses for the three and six months of June 30, 2007 were $93,000 and $204,000, respectively, an increase over the same period in 2006 of $4,000, or 4.5% and $8,000, or 4.3%, respectively.  The increases are largely attributable to the growth of the Company.

For the three and six months ending June 30, 2007, an increase of $20,000, or 10.2% and $33,000, or 8.5%, respectively in depreciation and amortization expense is primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses of $527,000 and $989,000, respectively for the three and six months ending June 30, 2007 represents a $168,000, or 46.9% and $189,000, or 23.6% increase over the same periods in 2006.  These increases are primarily attributable to an increase in other expenses as a result of the growth of the Company.

The Bank’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 66.0% and 66.7% for the three and six months ending June 30, 2007 as compared to 64.5% and 66.4% for the  same period prior year.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Six Months Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent
	June 30, 2007	June 30, 2006

	(Dollars in thousands)
Salaries and benefits	$3,735	$4,168	$(433)	-10.4%
Occupancy	718	697	21	3.0%
Advertising	210	207	3	1.4%
Professional	273	171	102	59.6%
Data processing	204	196	8	4.1%
Equipment and depreciation	417	384	33	8.6%
Other administrative	989	800	189	23.6%

Total	$6,546	$6,623	$(77)	-1.2%

Income Taxes

Income tax provision for the three and six month period ended June 30, 2007 amounted to $611,000 and $1,195,000, respectively, which represents increases of $41,000, or 7.2% and $116,000, or 10.8%, respectively,  over the amounts incurred for the same periods in 2006, producing effective tax rates of 36.4%, respectively.  The increases in income tax expenses are primarily attributable to increased pre-tax income.

FINANCIAL CONDITION

Loans

Loans, net, increased by $12,120,000, or 2.9% as of June 30, 2007 as compared to December 31, 2006.  During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending.  The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At June 30, 2007		At June 30, 2006

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$22,517	5.1%	$19,128	4.5%
Multifamily residential	116,244	26.5%	123,085	28.7%
Commercial real estate	223,970	51.1%	209,132	48.7%
Land	7,820	1.8%	7,674	1.8%
Construction real estate	23,376	5.3%	36,876	8.6%
Consumer loans	6,904	1.6%	2,137	0.5%
Commercial, non real estate	35,848	8.2%	29,444	6.9%

Total gross loans	436,679	99.6%	427,476	99.6%
Net deferred loan costs	1,370	0.4%	1,603	0.4%

Total loans receivable, net of deferred loan costs	$438,049	100%	$429,079	100.0%

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

Outstanding loan commitments at June 30, 2007 and December 31, 2006 primarily consisted of undisbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions.  The Bank does not have any concentrations in the loan portfolio by industry or group of industries, however as of June 30, 2007 and December 31, 2006, approximately 88.5% and 93.6%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

During the second quarter of 2006, the Company purchase $16.6 million of participated construction loans.  These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000.  All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach.  The loan participations were purchased with original terms of twelve to eighteen months.  The loans have floating interest rates equal to the Prime rate.  As of June 30, 2007, the remaining balance of the participated loans was $2.4 million.

As of June 30, 2007, the loan portfolio was primarily comprised of floating and adjustable interest rate loans.  The following table sets forth the repricing percentages of the adjustable rate loans as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006

Reprice within one year	57.4%	56.4%
Reprice within one to two years	9.0%	7.8%
Reprice within two to three years	7.9%	5.0%
Reprice within three to four years	11.8%	10.5%
Reprice within four to five years	8.6%	10.1%
Reprice after five years	5.2%	10.2%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of net of deferred loan costs as of June 30, 2007 which includes net deferred loan costs.  At those dates, the Company had no loans with maturity greater than thirty years.  In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates.  Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$2,716	$—	$20,544	$23,260
Multifamily residential	—	2,596	114,468	117,064
Commercial real estate	726	5,753	217,298	223,777
Land	7,820	—	—	7,820
Construction real estate	23,376	—	—	23,376
Consumer loans	3,478	3,421	5	6,904
Commercial, non real estate	15,607	5,360	14,881	35,848

Total	$53,723	$17,130	$367,196	$438,049

Loans with predetermined interest rates	—	1,431	147	1,578
Loans with floating or adjustable interest rates	53,723	15,699	367,049	436,471

	$53,723	$17,130	$367,196	$438,049

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through June 30, 2007, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	June 30, 2007	December 31, 2006

	(Dollars in thousands)
Non-accrual loans	$1,921	$—
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$1,921	$—

Nonperforming assets as a percent of total loans	0.44%	0.00%
Nonperforming assets as a percent of total assets	0.37%	0.00%

As of June 30, 2007, there were two loans on non-accrual status.  The first loan is a multifamily loan in the Bank’s primary market place for $1,421,000 and the second loan is a real estate secured commercial LOC for $500,000.  The multifamily loan for $1,421,000 was paid off in full in July 2007 with full collection of principal, interest and fees and the Bank is well protected for the commercial LOC loan for $500,000.

There were also four loans totaling $4,516,000 that have a higher than normal risk of loss and have been classified as substandard.  Substandard loans that are still performing include a $485,000 commercial real estate loan, $500,000 for a real estate secured commercial LOC and $3,531,000 for two multifamily loans.  One of the multifamily loans for $1,421,000 and the commercial real estate loan for $485,000 were paid off in full in July 2007 with full collection of principal, interest and fees and the other two loans are still performing and are located in the Bank’s primary market area.  In addition, a multifamily loan for $266,000 has been placed on the internal “watch list” for special mention and loss potential and is being closely monitored.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	June 30, 2007	December 31, 2006

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$—	$1,936
Loans delinquent 90 days or more and accruing	—	—

Total performing delinquent loans	$—	$1,936

Allowance and Provisions for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance.  Management has instituted loan policies, designed primarily for internal use, to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Management conducts a critical evaluation of the loan portfolio quarterly. This evaluation includes an assessment of the following factors: the results of the internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions.

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three  month period ended June 30, 2007, the provision for loan losses was $10,000 as compared to a provision of $327,000 for the same period in 2006.  This represents a decrease of $317,000, or 96.9% from 2006 to 2007.  For the six month period ended June 30, 2007, the provision for loan losses was a recovery of $76,000 as compared to a provision of $470,000 for the same period in 2006.  This represents a decrease of $546,000 from 2006 to 2007.  The recovery recorded was necessitated by a continued strong asset quality as calculated through our internal loan grading system. Loan charge-offs totaled $1 and $0 for the three and six months ended June 30, 2007, respectively, and there were no recoveries on previously charged-off loan for the three and six months ended June 30, 2007 and 2006.

As of June 30, 2007 and December 31, 2006, the allowance for loan losses was 1.05% and 1.10% of loans outstanding, respectively.  There were two nonperforming loans as of June 30, 2007, and the ratio of the allowance for loan losses to nonperforming loans was 239.17% as of June 30, 2007 versus 0% at December 31, 2006.  Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur.  These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the six months ended June 30, 2007	For the twelve months ended December 31, 2006

	(Dollars In Thousands)
Net Loans Outstanding, Period End	$433,455	$421,335
Average amount of loans outstanding	428,541	415,368
Period end non-performing loans outstanding	1,921	—
Loans Loss Reserve Balance, Beginning of Period	$4,671	$4,232
Charge-offs	(1)	—
Recoveries	—	—
Additions/(Reductions) charged to operations	(76)	439

Allowance for Loan and Lease Loss, End of Period	$4,594	$4,671

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.05%	1.11%

Investments

In order to maintain a reserve of readily saleable assets to meet the liquidity and loan requirements, the Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of June 30, 2007 and December 31, 2006, the carrying values of securities pledged were $52,575,000 and $48,339,000, respectively, representing the entire investment securities portfolio.  Not all of the securities pledged as collateral were required to securitize existing borrowings.  The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of June 30, 2007, the investment portfolio consisted of mortgage-backed securities, U.S. agency securities, municipal securities and collateralized mortgage obligations.  As of December 31, 2006, the investment portfolio consisted of mortgage-backed securities, U.S. agency securities and collateralized mortgage obligations.  The Company also owned $4,890,000 and $5,892,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of June 30, 2007 and December 31, 2006, respectively.  Interest-bearing time deposits in other financial institutions amounted to $1,010,000 and $987,000 as of June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, $17,529,000 of the securities were classified as held-to-maturity and $35,046,000 of the securities were classified as available-for-sale.  At December 31, 2006, $21,823,000, of the securities were classified as held-to-maturity and $26,516,000 of the securities were classified as available-for-sale.  The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the investment securities, held as of the dates indicated, and the weighted average yields:

	As of June 30, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$11,311	$5	$(192)	11,124
U.S. Agency Securities	7,611	20	(11)	7,620
Muni Securities	3,666	—	(60)	3,606
Collateralized Mortgage Obligation	12,750	3	(57)	12,696

Total Available-for-sale	$35,338	$28	$(320)	$35,046

Held-to-maturity
Mortgage backed securities	$17,529	$—	$(383)	$17,146

	As of December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,202	$27	$(239)	$12,990
U.S. Agency Securities	5,858	6	—	5,864
Collateralized Mortgage Obligation	7,660	10	(8)	7,662

Total Available-for-sale	$26,720	$43	$(247)	$26,516

Held-to-maturity
Mortgage backed securities	$21,823	$—	$(389)	$21,434

	As of June 30, 2007		As of December 31, 2006

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$11,124	4.06%	$12,990	4.01%
U.S. Agency Securities	7,620	5.52%	5,864	5.20%
Muni Securities	3,606	3.95%	—	—
Collateralized Mortgage Obligation	12,696	5.58%	7,662	5.66%

	$35,046	4.78%	$26,516	3.72%

Held-to-maturity
Mortgage backed securities	$17,529	4.28%	$21,823	4.37%

Deposits

Deposits are the Bank’s primary source of funding.  The deposits are obtained primarily from the retail branch network in Marin County.  The Company obtained wholesale deposits through one of two deposit brokers and through non-brokered wholesale sources. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund short term differences between loan and deposit growth rates.  However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of June 30, 2007 Reserve Fund deposits were $15,628,000 as compared to deposit balance of $15,400,000 as of December 31, 2006.  The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of June 30, 2007 the rate was 5.45% as compared to a rate of 5.64% as of December 31, 2006.

On May 1, 2007, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer.  The time deposit bears interest at the rate of 4.94% and matures on August 2, 2007.  On February 26, 2007 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer.  The time deposit bears interest at the rate of 5.20% and matures on August 29, 2007.  Assets pledged as collateral to the State consists of $22.8 million of the investment portfolio as of June 30, 2007.

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

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	June 30, 2007			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$21,996	5.9%	0.00%	$18,135	4.9%	0.00%
Interest-bearing checking deposits	7,197	1.9%	0.29%	8,433	2.3%	0.61%
Money Market and savings deposits	159,118	43.0%	4.41%	150,012	40.6%	4.48%
Certificates of deposit over $100,000	114,423	30.9%	5.13%	129,011	34.9%	5.14%
Certificates of deposit less $100,000	66,982	18.1%	5.00%	64,214	17.4%	4.97%

Total deposits	$369,716	100.0%	4.40%	$369,805	100.0%	4.49%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	June 30, 2007			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$126,167	69.6%	5.05%	$151,692	78.5%	5.11%
Brokered certificates of deposit	14,167	7.8%	5.15%	13,124	6.8%	4.72%
Non-brokered wholesale certificates of deposit	41,071	22.6%	5.16%	28,409	14.7%	5.10%

Total deposits	$181,405	100.0%	5.08%	$193,225	100.0%	5.08%

The following schedule shows the maturity of the time deposits as of June 30, 2007:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$59,205	5.15%	$21,614	5.08%
Over 3 through 6 months	24,238	5.20%	15,665	5.02%
Over 6 through 12 months	28,473	5.02%	25,883	4.92%
Over 12 months through 2 years	1,350	4.90%	3,231	4.95%
Over 2 through 3 years	214	4.80%	406	4.84%
Over 3 through 4 years	696	5.50%	150	5.38%
Over 4 through 5 years	247	5.25%	33	5.18%

Total	$114,423	5.13%	$66,982	5.00%

Borrowed Funds

The Company has secured advances from the Federal Home Loan Bank at June 30, 2007 and December 31, 2006 amounting to $102.6 million and $86.3 million, respectively, a 19.0% increase. FHLB borrowings initially increased in January of 2005 in part to fund the acquisition of the pool of construction loans and gradually decreased on a monthly basis thereafter as funds generated from retail deposits were used to pay down FHLB borrowings.  As of June 30, 2007, unused borrowing capacity at the FHLB was $105.5 million.  Assets pledged as collateral to the FHLB consisted of $105.5 million of the loan portfolio  and $0 of the investment securities portfolio as of June 30, 2007.  Assets pledged as collateral to the FHLB consisted of $183.5 million of the loan portfolio and $24.9 million of the investment securities portfolio as of December 31, 2006.   The advances have been outstanding at varying levels during the three months ended June 30,  2007.  Total interest expense on FHLB borrowings for the three and six month period ended June 30, 2007 was $1,014,000 and $1,857,000, respectively, representing a $5,000 and $88,000 increase from the same periods prior year.

The Company will utilize FHLB borrowings to accommodate temporary differences in the rate of growth of the loan and deposit portfolios and to minimize interest rate risk. Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

Included in the FHLB borrowings of $102.6 million, as of June 30, 2007, the Company obtained borrowings of $25.1 million with FHLB for Advances for Community Enterprise (“ACE”) program.  ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities.  ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects.  An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances.  The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end.  For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables sets forth certain information regarding the FHLB advances at or for the dates indicated:

	At June 30, 2007		At December 31, 2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$37,637	4.81%	$14,000	3.66%
Over 3 through 6 months	9,000	3.54%	9,000	3.12%
Over 6 through 12 months	8,000	3.59%	19,256	3.35%
Over 12 months through 2 years	10,000	4.17%	16,000	3.81%
Over 2 through 3 years	18,000	4.86%	10,000	4.85%
Over 3 through 4 years	14,000	4.84%	17,995	4.84%
Over 4 through 5 years	5,995	4.82%	—	—

Total	$102,632	4.55%	$86,251	3.95%

	At or for the six months ended June 30, 2007	At or for the twelve months ended December 31, 2006

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$88,613	$101,051
Maximum amount outstanding at any month-end during the period	102,632	126,088
Balance outstanding at end of period	102,632	86,251
Average interest rate during the period	4.23%	3.60%
Average interest rate at end of period	4.55%	3.95%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture.  The security matures on June 30, 2032 but is callable on or after September 30, 2007. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 3.65%.  As of June 30, 2007, the interest rate was 9.01%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture.  The security matures on September 1, 2036 but is callable after September 1, 2011.  The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points.  As of June 30, 2007, the interest rate was 7.11%.  The debenture is subordinated to the claims of depositors and other creditors of the Bank.

Total interest expense attributable to the junior subordinated debentures during the three and six months of 2007 was $295,000 and $585,000, respectively, as compared to $232,000 and $446,000, respectively, for the same periods prior year.

Capital Resources

Stockholders’ equity was $33,021,000 during the six months ended June 30, 2007 as compared to $30,881,000 as of December 31, 2006.  The increase was attributable to net income of $2,085,000, stock options exercised of $99,000,  amortization of deferred compensation – incentive stock options of $172,000, and excess tax benefits from share-based compensation of $17,000, partially offset by unrealized security holding loss of $53,000 and $180,000 in dividends declared during the period.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet such as unused loan commitments.  The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions.  Tier 2 capital consist of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations.  The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.

As of June 30, 2007 and December 31, 2006, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC.  The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of June 30, 2007:
Total capital to risk-weighted assets	$49,818	11.0%	$36,364	8.0%	$45,454	10.0%
Tier 1 capital to risk-weighted assets	45,224	9.9%	18,199	4.0%	27,298	6.0%
Tier 1 capital to average assets	45,224	8.9%	20,348	4.0%	25,435	5.0%
As of December 31, 2006:
Total capital to risk-weighted assets	$47,676	10.8%	$35,316	8.0%	$44,144	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans.  The major source of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities.  One method that banks utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  Dividends from the Bank constitute the principal source of funds to the Company. The FDIC and the California Department of Financial Institution (“DFI”) have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction.  As of June 30, 2007 and December 31, 2006, there were $178,000 and $148,000 in dividends paid by the Bank to the Shareholders, respectively.

To meet liquidity needs, the Company maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities.  As of June 30, 2007, liquid assets were comprised of $877,000 in Federal funds sold, $1,010,000 in interest-bearing deposits in other financial institutions, $4,512,000 in cash and due from banks, and $35,046,000 in available-for-sale securities. As of December 31, 2006, liquid assets were comprised of $8,526,000 in Federal funds sold, $987,000 in interest-bearing deposits in other financial institutions, $3,750,000 in cash and due from banks, and $26,516,000 in available-for-sale securities.

Liquidity can be enhanced, if necessary, through short or long term borrowings.  As of June 30, 2007, the Bank had lines of credit totaling $125.5 million available.  These consist of $20.0 million in unsecured lines of credit with two correspondent banks, and approximately $105.5 million in a line of credit through pledged loans and securities with the Federal Home Loan Bank of San Francisco.  In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

Net cash provided by operating activities totaled $2.6 million for the first six months of 2007 as compared to $2.1 million for the same period in 2006.  The increase was primarily the result of an increase in net income, a decrease in the provision for loan losses, and a decrease in accrued interest payable and other liabilities.

Net cash used by investing activities totaled $25.7 million for the first six months of 2007 as compared $48.0 million used by investing activities for the same period in 2006.  The increase was primarily the result of a decrease in the rate of growth of loan portfolio in the first six months of 2007 partially offset by the purchase of bank owned life insurance in the first six months of 2007.

Funds used by financing activities totaled $16.2 million for the first six months of 2007 as compared to funds provided by financing activities of $41.9 million for the same period in 2006.  The decrease in net cash provided by financing activities was primarily the result of a decrease in deposits in the first six months of 2007, partially offset by an increase in FHLB borrowings.

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

The following table shows the Bank’s cumulative gap analysis as of June 30, 2007:

	At June 30, 2007

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$5,483	$12,137	$28,645	$6,310	$52,575
Federal Funds	877	—	—	—	877
Interest-bearing deposits in other financial institutions	398	—	535	77	1,010
Loans	160,072	134,594	136,701	6,682	438,049

Total	$166,830	$146,731	$165,881	$13,069	$492,511

Interest-Bearing Liabilities
Interest-bearing checking	$7,197	$—	$—	$—	$7,197
Money market and savings	159,118	—	—	—	159,118
Time deposits	80,819	94,259	6,327	—	181,405
FHLB advances	33,637	21,000	47,995	—	102,632
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$298,174	$111,259	$54,322	$—	$463,755

Interest rate sensitivity gap	(131,344)	35,472	111,559	13,069	28,756

Cummulative interest rate sensitivity gap	$(131,344)	$(95,872)	$15,687	$28,756	$28,756

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	(26.7)%	(19.5)%	3.2%	5.8%	5.8%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe.  The current one year gap ratio is -19.5%.  A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity.   That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.   The current net interest earnings at risk given a +/– 200 basis point rate shock is -18.52% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -10.40%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-18.52%	-10.40%
- 200 basis points	16.21%	6.70%

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

Management believes that all of the assumptions used in the analysis to evaluate the vulnerability of its projected net interest income and economic value of equity to changes in interest rates approximate actual experiences and considers them to be reasonable. However, the interest rate sensitivity of the Bank’s assets and liabilities and the estimated effects of changes in interest rates on the Banks projected net interest income and economic value of equity may vary substantially if different assumptions were used or if actual experience differs from the projections on which they are based.

The Asset Liability Committee meets quarterly to monitor the investments, liquidity needs and oversee the asset-liability management. In between meetings of the Committee, management oversees the liquidity management.

Return on Equity and Assets

The following table sets forth key ratios for the periods ending June 30, 2007 and December 31, 2006:

	For The Six Months Ended June 30, 2007	For The Twelve Months Ended December 31, 2006

Annualized net income as a percentage of average assets	0.83%	0.81%
Annualized net income as a percentage of average equity	12.99%	13.81%
Average equity as a percentage of average assets	6.36%	5.85%
Dividends declared per share as a percentage of diluted net income per share	4.50%	3.77%

In 2007, the Company grew its earning asset base and produced additional fee income through investment advisory services fee income and the gain on sale of loans.  Also, in 2007 the Company incurred significant increases in expenses associated with the increased retail branch network, increased administrative expenses and ongoing costs related to EWM.

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

Current Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133.  SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that qualify special-purpose entity may hold.  This statement was effective for financial instruments acquired or issued after the beginning of the fiscal year 2007 and was adopted January 1, 2007.  The adoption of this statement did not have a material impact on the financial condition, results of operations or cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  SFAS No. 156 was adopted on January 1, 2007 and did not have a material impact on the financial condition, results of operations or cash flows.

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

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, for example, credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be the principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company’s business activities. The majority of the Company’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change.

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

On July 25, 2007, San Rafael Capital Trust III (Trust), a Delaware statutory trust, issued $10 million in capital securities (Securities) to Citigroup Global Market, Inc.  Epic Bancorp owns all the common securities of the Trust.  Sandler O’Neill & Partners, L.P. acted as Placement Agent.  The Securities bear a rate of 3 month LIBOR plus 144 basis points.  The Securities will mature on December 1, 2037.  Epic Bancorp fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

The principal asset of the trust is a $10,310,000 floating rate subordinated debenture of Epic Bancorp (the “Debenture”). The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 6.80% and the first interest payment date is due on December 1, 2007.  The Securities and the Debentures are redeemable in whole or in part on or after December 1, 2012, or upon the occurrence of certain events.

The proceeds from the sale of Securities were used by the Trust to purchase the Debenture.  Epic Bancorp intends to use the net proceeds from the transaction to pay off the existing $10 million Trust Preferred Security issued through San Rafael Capital Trust I that is callable on September 30, 2007.

Subject to certain exceptions and limitations, Epic Bancorp may, from time to time, defer Debenture interest payments, which would result in a deferral of distribution payments on the Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company’s common stock or debt securities that rank junior to the Debenture.

The Debenture and the guarantee were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended. The Securities were issued pursuant to the exemptions provided by Section 4(2) and SEC Rule 144A.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Epic Bancorp’s 2007 Annual Meeting of Shareholders was held on June 11, 2007 (the “Meeting”). The Meeting involved the following proposals:

	1.	To elect six (6) persons to the Board of Directors to serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified.

2.

To approve amendments to the Epic Bancorp bylaws to increase the range of Directors from four (4) to seven (7) to five (5) to nine (9).  Two Board Directors plan to retire within the next two years and it is anticipated that new members will be brought on during the transition.

	3.	To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2007 fiscal year.

(b)

The nominees for election as directors were:  Allan G. Bortel, Mark Garwood, Carolyn B. Horan, Ed.D., Paul David Schaeffer, Richard E Smith, CPA, and W. Jeffery Tappan.  All nominees for the Board of Directors were elected.  There are no other directors whose term continued after the meeting.

On Proposal No. 2 to approve the amendment to the Epic Bancorp bylaws, 3,060,237 shares voted in favor of approval, 59,532 shares voted against approval and 2,343 shares abstained.  Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to ratify and approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2007 fiscal year, 3,022,887 shares voted in favor of approval, 88,838 shares voted against approval, 10,387 shares abstained.  Accordingly, Proposal No. 3 was passed by the shareholders.

(c)	There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

a)	Exhibits

	3.2	Amended and Restated Bylaws of the Bancorp

	4.1	Amended and Restated Trust Agreement dated 7-25-07

	4.2	Trust Preferred Securities Guarantee Agreement dated 7-25-07

	4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp dated 7-25-07

	4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust III dated 7-25-07 (1)

	4.5	Form of Common Security Certificate of San Rafael Trust III dated 7-25-07 (2)

	10.1	2007 Executive Bonuses (*)

	11.	Earnings per share (See Note 3 to the Consolidated Financial Statements of this report)

	31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

	31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Attached as Exhibit A-1 to Amended and Restated Trust Agreement (Exhibit 4.1)
(2)	Attached as Exhibit A-2 to Amended and Restated Trust Agreement (Exhibit 4.1)
*	Employment Agreement or Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC BANCORP, INC. A California Corporation

Date: August 10, 2007	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: August 10, 2007	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws of the Bancorp

4.1	Amended and Restated Trust Agreement dated 7-25-07

4.2	Trust Preferred Securities Guarantee Agreement dated 7-25-07

4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp dated 7-25-07

4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust III dated 7-25-07 (1)

4.5	Form of Common Security Certificate of San Rafael Trust III dated 7-25-07 (2)

10.1	2007 Executive Bonuses (*)

11	Earnings per share (See Note 3 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to SEC Release 33-8238

31.2	Certificate of Principal Financial Officer Pursuant to SEC Release 33-8238

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Attached as Exhibit A-1 to Amended and Restated Trust Agreement (Exhibit 4.1)

(2)	Attached as Exhibit A-2 to Amended and Restated Trust Agreement (Exhibit 4.2)

*	Employment Agreement or Compensation Plan