Form 10-Q
period 2007-09-30
Epic Bancorp
filed 2007-11-14
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock outstanding as of October 31, 2007: 3,863,636 shares

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

PART 1: FINANCIAL INFORMATION

The information for the three and nine months ended September 30, 2007 and September 30, 2006 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at September 30, 2007 and December 31, 2006 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1:	FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,729,714	$3,750,262
Federal funds sold	7,121,008	8,525,772

Total Cash and Cash Equivalents	12,850,722	12,276,034
Interest-bearing time deposits in other financial institutions	619,489	987,305

Investment securities
Available-for-sale	38,547,015	26,515,887
Held-to-maturity, at cost	15,630,162	21,823,305
Federal Home Loan Bank restricted stock, at cost	5,565,400	5,891,900
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	449,606,483	426,006,504
Less: Allowance for loan losses	(4,710,881)	(4,671,596)

Total Loans, Net	444,895,602	421,334,908
Bank premises and equipment, net	4,858,406	5,274,915
Accrued interest receivable	3,179,135	3,297,170
Cash surrender value of bank-owned life insurance	10,249,601	—
Other assets	6,540,513	6,062,952

Total Assets	$542,986,045	$503,514,376

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$23,762,298	$18,134,565
Interest-bearing checking deposits	6,837,892	8,432,730
Money market and saving deposits	154,045,185	150,011,698
Certificates of deposit greater than or equal to $100,000	114,532,277	129,011,093
Certificates of deposit less than $100,000	70,426,211	64,214,598

Total Deposits	369,603,863	369,804,684
Federal Home Loan Bank Advances	113,411,200	86,250,777
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	13,281,392	3,175,055

Total Liabilities	509,699,455	472,633,516

Commitment and Contingencies	—	—

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,936,290 and 3,960,852 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,640,091	10,384,816
Additional Paid-In-Capital	647,971	381,993
Retained earnings	22,946,093	20,236,571
Accumulated other comprehensive gain, net	52,435	(122,520)

Total Stockholders’ Equity	33,286,590	30,880,860

Total Liabilities and Stockholders’ Equity	$542,986,045	$503,514,376

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$9,210,616	$8,677,032	$26,950,769	$24,353,710
Interest on investment securities	657,604	502,304	1,785,291	1,388,988
Interest on Federal funds sold	24,078	88,228	137,392	200,620
Interest on other investments	65,607	64,407	201,845	221,579
Interest on deposits in other financial institutions	9,414	11,239	32,184	32,969

Total Interest Income	9,967,319	9,343,210	29,107,481	26,197,866

Interest Expense
Interest expense on deposits	3,935,919	3,645,503	12,129,240	9,444,824
Interest expense on borrowed funds	1,215,772	1,015,995	3,073,257	2,785,183
Interest expense on Junior Subordinated Debentures	301,931	302,477	886,698	748,857

Total Interest Expense	5,453,622	4,963,975	16,089,195	12,978,864

Net Interest Income Before Provision for Loan Losses	4,513,697	4,379,235	13,018,286	13,219,002
Provision for Loan Losses	116,420	(68,798)	40,285	401,309

Net Interest Income After Provision for Loan Losses	4,397,277	4,448,033	12,978,001	12,817,693

Noninterest Income

Gain on sale of loans, net	68,817	213,359	485,873	743,666
Loss on sale of securities, net	—	—	—	(1,820)
Loan servicing	51,045	43,785	127,234	108,980
Registered Investment Advisory Services fee income	153,605	121,865	439,558	374,272
Other income	335,124	179,039	801,206	466,174

Total Noninterest Income	608,591	558,048	1,853,871	1,691,272

Noninterest Expenses
Salaries and related benefits	1,833,327	1,923,518	5,567,822	6,091,192
Occupancy	383,250	361,384	1,101,390	1,057,916
Advertising	96,027	84,965	306,330	292,037
Professional	80,102	121,814	352,686	292,819
Data processing	146,198	104,053	350,583	300,090
Equipment and depreciation	252,345	219,984	669,488	604,574
Other administrative	760,689	478,638	1,749,934	1,279,175

Total Noninterest Expense	3,551,938	3,294,356	10,098,233	9,917,803

Income Before Income Taxes	1,453,930	1,711,725	4,733,639	4,591,162
Provision for Income Taxes	469,281	659,632	1,663,969	1,738,216

Net Income	$984,649	$1,052,093	$3,069,670	$2,852,946

Earnings Per Share
Basic	$0.25	$0.27	$0.77	$0.72

Diluted	$0.25	$0.27	$0.77	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2006	3,679,663	$10,207,688	$—	—	$16,899,835	$(262,445)	$26,845,078

Stock options exercised	22,068	177,128	—	—	—	—	177,128
Cash Dividends	—	—	—	—	(443,644)	—	(443,644)
Share-based compensation	—	—	308,975	—	—	—	308,975
Comprehensive Income
Net Income for the period	—	—	—	$2,852,946	2,852,946	—	2,852,946
Unrealized security holding losses (net of $67,080 tax benefit)	—	—	—	100,620	—	100,620	100,620
Less reclassification adjustment for realized holding losses (net of tax benefits of $689)				991	—	991	991

Total Comprehensive Income				$2,954,557

Balance, September 30, 2006	3,701,731	$10,384,816	$308,975		$19,309,137	$(160,834)	$29,842,094

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	50,438	218,138	—	—	—	—	218,138
Redemption and retirement of stock	(75,000)	(962,863)					(962,863)
Cash Dividends	—	—	—	—	(360,148)	—	(360,148)
Share-based compensation	—	—	249,289	—	—	—	249,289
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
Comprehensive Income
Net Income for the period	—	—	—	$3,069,670	3,069,670	—	3,069,670
Unrealized security holding gain (net of $116,638 tax benefit)	—	—	—	174,955	—	174,955	174,955

Total Comprehensive Income				$3,244,625

Balance, September 30, 2007	3,936,290	$9,640,091	$647,971		$22,946,093	$52,435	$33,286,590

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,

	2007	2006

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$3,069,670	$2,852,946
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	682,926	608,132
Provision for loan losses	40,285	401,309
Change in unearned income, net of amortization	366,083	837,860
Change in loan servicing asset, net of amortization	(14,270)	90,377
Net change in cash surrender value of life insurance	(249,601)	—
Net amortization of premiums on investment securities	71,658	190,435
Share Based Compensation	249,289	308,975
FHLB stock dividends	(150,000)	(228,500)
Gain on Sale of Loans	(485,873)	(743,666)
Loans Originated for Sale	(9,813,465)	—
Proceeds from Loan Sales	9,901,646	—
Net change in accrued interest receivable and other assets	(594,525)	(2,297,681)
Net change in accrued interest payable and other liabilities	10,106,337	(319,728)

Net Cash Provided By Operating Activities	13,710,483	1,700,459

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(23,436,739)	(36,115,695)
Principal reduction in securities available-for-sale	4,536,392	3,558,785
Principal reduction in securities held-to-maturity	6,129,729	5,936,216
Purchase of investment securities available-for-sale	(16,284,171)	(14,056,072)
Sale of investment securities available-for-sale	—	2,036,120
Net change in interest earning deposits	367,816	(32,969)
Redemption of Federal Home Loan Bank stock	476,500	344,800
Purchase of bank owned life insurance	(10,000,000)	—
Purchase of property and equipment	(266,417)	(1,238,094)

Net Cash Used By Investing Activities	(39,007,213)	(39,566,909)

Cash Flows From Financing Activities
Net (decrease)/increase in deposits	$(200,821)	$44,456,012
Net change in FHLB advances	27,160,423	(3,218,579)
Issuance of Junior Subordinated Debentures	10,310,000	3,093,000
Redemption of Junior Subordinated Debentures	(10,310,000)
Proceeds from stock options excercised	218,138	177,128
Excess tax benefits from share-based compensation	16,689	—
Stock Repurchases	(962,863)	—
Dividends paid	(360,148)	(443,644)

Net Cash Provided By Financing Activities	25,871,418	44,063,917

Net Increase in Cash and Cash Equivalents	574,688	6,197,467
Cash and Cash Equivalents, Beginning of Period	12,276,034	16,101,863

Cash and Cash Equivalents, End of Period	$12,850,722	$22,299,330

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$15,877,703	$12,961,704

Income taxes paid	$2,150,000	$2,536,700

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$174,955	$101,611

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”), San Rafael Capital Trust I, II and III (the “Trusts”) which are wholly owned unconsolidated subsidiaries that were formed in 2002, 2006 and 2007, respectively, and Epic Wealth Management (“EWM”). All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Earnings per share data and related share amounts for the three and nine months ended September 30, 2006 have been adjusted for the 7% stock dividend declared in January 2007.

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

As of September 30, 2007, the Bank has no outstanding standby Letters of Credit, approximately $22,038,000 in commitments to fund commercial real estate, construction, and land development loans, $17,040,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $28,584,000 in other unused commitments. As of September 30, 2007, the Bank has set aside an allowance for losses in the amount of $62,000 for these commitments which is recorded in “Accrued interest payable and other liabilities.” As of December 31, 2006, the Company had no outstanding standby Letters of Credit, approximately $8,565,000 in commitments to fund commercial real estate, construction, and land development loans, $15,911,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $5,253,000 in other unused commitments.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net Income	$984,649	$1,052,093	$3,069,670	$2,852,946

Weighted average shares:
Basic weighted average number of common shares outstanding	3,997,353	3,951,309	3,983,095	3,948,741
Dilutive effect of stock options	(172)	4,832	28,256	6,230

Diluted weighted average number of common shares outstanding	3,997,181	3,956,141	4,011,351	3,954,971

Net income per common share:
Basic	$0.25	$0.27	$0.77	$0.72
Diluted	$0.25	$0.27	$0.77	$0.72

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

A summary of activity for the Company’s options for the three and nine months ended September 30, 2007 is presented below.

	Nine months ended September 30, 2007				Nine months ended September 30, 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	510,733	$11.36	—	—	541,320	$11.19	—	—
Granted	80,000	$13.44	—	—	39,590	$13.45	—	—
Cancelled/forfeited	(43,499)	$13.00	—	—	(36,398)	$13.38	—	—
Exercised	(20,401)	$9.87	$60	—	(23,613)	$7.50	$148	—

Options outstanding, end of period	526,833	$11.60	$632	6.93	520,900	$11.37	$1,259	7.54

Exercisable (vested), end of period	296,664	$10.48	$688	5.94	254,991	$9.99	$969	6.67

As of September 30, 2007, there was $1,073,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is approximately 2.94 years.

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. For the nine months ended September 30, 2007 and 2006, $218,000 and $177,000 are the proceeds from exercise of stock options and $249,000 and $309,000 are the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model for options granted during the nine months ended September 30, 2007 and 2006 are noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Risk-free interest rate	4.66%	4.89%
Expected dividend yield	1.40%	0.820%
Expected life in years	7	7
Expected price volatility	25.61%	27.18%

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

NOTE 6: Stockholder’s Equity

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. The repurchase plan represents approximately 200,649 shares of the company’s common stock outstanding as of July 28, 2007, as reported on the Company’s most recent Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 10, 2007. The repurchase program allows the Company to purchase common shares for a period of approximately twelve months from the approval date in the open market.

As of September 30, 2007, the Company purchased 75,000 shares at prices ranging from $12.71 to $13.00 for a total cost of $966,613. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

NOTE 7: Subsequent Events

On October 23, 2007, the Company declared a cash dividend of $0.05 per share to be paid on November 30, 2007 to shareholders of record as of November 15, 2007.

NOTE 8: Trust Preferred Security

On September 30, 2007, the Company accrued for the payoff of the $10 million of the trust preferred securities that were issued by a wholly owned trust, San Rafael Capital Trust I. The Company paid this redemption on October 1, 2007. The interest rate on the debenture had born a floating interest rate of three-month LIBOR plus 3.65%. As a result of this payoff, the Company incurred a nonrecurring expense of $200,000 for the expensing of the unamortized placement fees.

The funds utilized to redeem these trust preferred securities were primarily obtained from the issuance of $10 million in new trust preferred securities that bear a floating interest rate of three-month LIBOR plus 1.44%. These securities were issued through a new wholly owned trust, San Rafael Capital Trust III.

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

The Bank attracts deposits from individuals, merchants, small-to-medium sized businesses, not-for-profit organizations, and professionals who live and/or work in the communities comprising the Bank’s market areas by offering a friendly, non-intimidating, differentiated branch environment, convenience, competitive interest rate products and providing value-added customer services. The Bank offers a broad range of commercial and retail lending programs, commercial cash management products and services and.Iinvestment advice through its affiliate, EWM, to enable its customers to reach their lifetime personal and financial goals. Loan programs include commercial and industrial real estate loans, mortgages for multifamily real estate, commercial loans to businesses including SBA loans, revolving lines of credit and term loans, consumer loans including home equity lines of credit and secured and unsecured lines of credit, land and construction lending for single family residences and apartment buildings, and commercial real estate.

General

As of September 30, 2007, the consolidated Company is comprised of three entities, Epic Bancorp, the Bank and EWM. San Rafael Capital Trust I, II and III (“Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2002, 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $10.3 million, $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single family home is $899,500 according to DataQuick August 2007 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $7.8 billion in total deposits as of June 30, 2007 according to data from the FDIC, the most recent date for which data is available.

Company Strategy

During the past several years, the Company has adopted a business strategy of developing a business-based banking approach as a means of increasing market share in Marin County and increasing shareholder value. The Company’s strategy of providing financial services and advice to business owners and individuals incorporates a relationship-based approach to customer service and marketing, with an understanding of the balance sheet and income statement profile of clients to even more effectively present loan and deposit products and investment management and financial planning to its constituency.

The Company has a demonstrated expertise in providing the full service banking needs of its business clients through innovative and flexible financing and cash management services. Directors and employees of the Company maintain a high level of involvement and visibility within the community and the not-for-profit sector. The Company also strives to add value for its shareholders by optimizing its capital, expanding the volume of its earning assets and increasing non-interest income. In the past five years, the Company has grown significantly; however, its business is subject to various risks. This strategy, executed primarily through its expanding retail branch presence, incorporates:

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

•	increasing non-interest income to a greater portion of total revenue; and,
•	utilizing new technologies to better meet the financial needs of businesses, professionals, individuals and families.

As an integral element in its strategic plan to increase market share in Marin County and to further service its high-net worth business and consumer base the Company established EWM, a registered investment advisor under the Investment Advisers Act of 1940, as amended. EWM provides investment management, financial planning and advice to high-net worth individuals, families, and institutions to the general Marin County marketplace.

New Facilities

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focuses on opening branches in those geographies in Marin County that generally have at least $100 million in deposits. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and one new branch in 2006 (Tiburon/Belvedere). The Company intends to open additional branches in its marketplace in the upcoming years.

Company Risks

Whether or not the Company can achieve these financial goals depends on risks and uncertainties that could be beyond the Company’s control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

•	competitive pressures in the Bank’s market areas;
•	changes in the interest rate environment;
•	general economic conditions, nationally, regionally and in the Bank’s market areas;
•	changes in business conditions and inflation;
•	loss of key management; and,
•	the volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth management business.

The majority of the Bank’s assets and liabilities are monetary. As a result, movement of interest rates plays a large role in the risk to its earnings. In 2006, the Bank’s earnings were impacted by interest rate compression in which its deposit rates rose rapidly while loan rates remained flat. The rise in deposit rates stemmed primarily from local market competition while loan rates reflected general economic conditions in which the interest yield curve was flat.

In 2007, in the banking industry competition for deposits intensified due to rising short-term interest rates, loan growth exceeding deposit growth, and other factors. Deposit competition within the banking industry has caused deposits costs to rise, while competitive rates on loans have not changed significantly. The resulting increase in funding costs has not been offset by rising yields on loans and investments due to relatively stable intermediate and long-term interest rates. Members of the Bank’s Asset/Liability Management Committee monitor economic trends but cannot predict with certainty the movement of interest rates.

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

•

All other loans that are not included by the credit grading system in the population of loans reviewed individually but are delinquent or are classified or designated special mention (e.g. pools of smaller delinquent, special mention and classified commercial and industrial, and real estate loans).

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007, the Company reported on a consolidated basis, net income of $985,000 as compared to $1,052,000 for the three months ended September 30, 2006, a decrease of 6.4%. Diluted earnings per share was $0.25 for the three months ended September 30, 2007 as compared to $0.27 for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, the Company reported on a consolidated basis, net income of $3,070,000 as compared to $2,853,000 for the nine months ended September 30, 2006, an increase of 7.6%. Diluted earnings per share was $0.77 for the nine months ended June 30, 2007 as compared to $0.72 for the nine months ended September 30, 2006.

Third Quarter 2007 Compared to Third Quarter 2006

The decrease in net income and fully diluted earnings per share for the three month period ended September 30, 2007 over the same period prior year was primarily the result of the following:

•

For the three months ended September 30, 2007, net interest income before provision for loan losses increased by $134,000, or 3.1% over the same period last year. The increase in net interest income was largely due to an increased average earning asset base partially offset by a decreased net interest margin from 3.57% to 3.53% and an increase in deposit expenses of $290,000. Total average interest earning assets increased by $20,513,000, or 4.2% to $507,645,000 for the three months ended September 30, 2007 over the same period last year while total average interest bearing liabilities increased by $21,868,000, or 4.9% to $470,037,000 for the three months ended September 30, 2007 over the same periods last year. The deposit expense increase is primarily due to a rising short-term interest rates and local market competition for deposits.

•

For the three months ended September 30, 2007, non-interest income increased $51,000, or 9.1% over the same period last year. This increase is primarily attributable to an increase in investment advisory services fee income generated by EWM of $32,000, an increase in loan servicing of $7,000, and an increase in other income of $156,000, or 87.2% for the three months ended September 30, 2007 as compared to the corresponding period in the prior year. This increase were partially offset by a decrease of $145,000 in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during the three months ended September 30, 2007 as compared to the same period prior year.

Partially offsetting the increases in the net interest income before provision for losses and non-interest income, which both had positive impacts on net income, was an increase in non-interest expense and provision for loan losses.

•

Non-interest expense for the three months ended September 30, 2007 increased $258,000 to $3,552,000 over the same period prior year. There was a decrease in salaries and benefits of $90,000 partially offset by an increase in other administrative expenses of $282,000, of which $200,000 was related to a nonrecurring expense for the expensing of unamortized placement fees on the $10 million for the trust preferred securities (see Note 8). There was also an increase in data processing expenses of $42,000 for the three months ended September 30, 2007 as compared to the same period prior year as a result of the growth of the Company.

•

The provision for loan losses in the three months ended September 30, 2007 was $116,000 as compared to a recovery of $69,000 for the same period prior year, an increase of $185,000. This level is considered adequate by management for probable loan losses inherent in the portfolio.

Nine Months 2007 Compared to Nine Months 2006

The increase in net income and fully diluted earnings per share for the nine months ended September 30, 2007 over the same period prior year was primarily the result of the following:

•

For the nine months ended September 30, 2007, net interest income before provision for loan losses decreased by $201,000, or 1.5% over the same period last year. The decrease in net interest income was largely due to a narrowing of the net interest margin from 3.75% to 3.52%, a 28.4% increase in deposit expenses of $2,684,000 for the nine months ended September 30, 2007 over the same period prior year partially offset by an increase in average earning asset base. The deposit expense increase is primarily attributable to rising short-term interest rates and deposit competition in the marketplace. The total average interest earning assets increased by $23,419,000, or 5.0% to $495,195,000 for the nine months ended September 30, 2007 over the same period last year, while total average interest bearing liabilities increased by $22,052,000, or 5.1% to $455,889,000 for the nine months ended September 30, 2007 over the same period last year.

•

Non-interest expense for the nine months ended September 30, 2007 increased $180,000, or 36.7% to $10,098,000 over the same period prior year. There was a decrease in salaries and benefits of $523,000 in the first nine months ended September 30, 2007 over the same period in 2006 partially offset by an increase in other administrative expenses of $471,000 of which $200,000 was due to a nonrecurring expense as discussed above in the comparison of the third quarter 2007 as compared to third quarter 2006 and an increase in equipment and depreciation of $65,000 as a result of the growth of the Company.

Partially offsetting the decreases in the net interest income before provision for losses and the increase in non-interest expense, which had a negative impact on net income, was an increase in non-interest income and a decrease in the provision for loan losses as follows.

•

For the nine months ended September 30, 2007, non-interest income increased $163,000, or 9.6% over the same period last year. This increase is primarily attributable to an increase in investment advisory services fee income generated by EWM of $65,000, an increase in loan servicing of $18,000, and an increase in other income of $335,000 for the nine months ended September 30, 2007 as compared to the corresponding period in the prior year. This increase was partially offset by a decrease of $258,000 in the gain on the sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during the nine months ended September 30, 2007 as compared to the same period prior year.

•

The provision for loan losses in the nine months ended September 30, 2007 was $40,000 as compared to a provision of $401,000 for the same period prior year. This level is considered adequate by management for probable loan losses inherent in the portfolio.

For the three months ended September 30, 2007, the Company’s return on average assets (“ROA”) was 0.74% compared to 0.84% for the same period in 2006. The Company’s return on average equity (“ROE”) for the three months ended September 30, 2007 was 11.73% compared to 14.29% for the same period last year. For the nine months ended September 30, 2007, the Company’s return on average assets (“ROA”) was 0.80% compared to 0.79% for the same period in 2006. The Company’s return on average equity (“ROE”) for the nine months ended September 30, 2007 was 12.55% compared to 13.36% for the same period last year. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining superior credit quality.

As of September 30, 2007, consolidated total assets were $542,986,000 as compared to $503,514,000 at December 31, 2006, which represents an increase of 7.8%. Contributing to the increase in assets as of September 30, 2007 as compared to December 31, 2006 was an increase of $23,600,000 or 5.5% in gross outstanding loans, an increase in total investment securities of $5,838,000, or 12.1%, the addition of the cash surrender value of bank owned life insurance (“BOLI”) of $10,250,000, or 100% (obtained policy in April 2007), and an increase in other assets of $478,000, or 7.9% as of September 30, 2007. Total deposits decreased $201,000 from December 31, 2006 to September 30, 2007. FHLB advances increased $27,160,000, or 31.5% from December 31, 2006 to September 30, 2007. Accrued interest payable and other liabilities increased $10,106,337 as of September 30, 2007 and is primarily attributable to the $10.3 million of the trust preferred securities whose pay off was accrued as of September 30, 2007 (see Note 8). Stockholder’s equity increased $2,406,000, or 7.8% to $33,287,000 as of September 30, 2007 from $30,881,000 as of December 31, 2006.

As of September 30, 2007, EWM had approximately $272 million in assets under management as compared to $243 million for the same period prior year.

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

The following tables present average daily balances of assets, liabilities, and shareholders’ equity as of September 30, 2007 and 2006, along with total interest income earned and expense paid, and the average yields earned or rates paid and the net interest margin for the three and nine months ended September 30, 2007 and 2006.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	9/30/07			9/30/06

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$4,316	$43	5.58%	$—	$—	N/A
Investment securities - taxable (2)	50,845	615	4.80%	48,851	502	4.08%
Other investments	5,123	66	5.11%	6,056	64	4.19%
Interest bearing deposits in other financial institutions	786	9	4.54%	1,317	12	3.61%
Federal funds sold	2,132	24	4.47%	6,955	88	5.02%
Loans (3)	444,443	9,210	8.22%	423,953	8,677	8.12%

Total Interest Earning Assets	507,645	9,967	7.79%	487,132	9,343	7.61%
Allowance for loan losses	(4,621)			(4,658)
Cash and due from banks	4,374			4,823
Net premises, furniture and equipment	4,916			5,112
Other assets	17,825			6,160

Total Assets	$530,139			$498,569

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,371	11	0.59%	$7,576	12	0.63%
Savings deposits (4)	159,732	1,676	4.16%	151,753	1,612	4.21%
Time deposits	177,516	2,249	5.03%	171,185	2,022	4.69%
Other borrowings	105,142	1,216	4.59%	104,252	1,016	3.87%
Junior Subordinated Debentures	20,276	302	5.91%	13,403	302	8.94%

Total Interest Bearing Liabilities	470,037	5,454	4.60%	448,169	4,964	4.39%
Noninterest deposits	21,245			18,061
Other liabilities	5,287			2,895

Total Liabilities	496,569			469,125
Shareholders’ Equity	33,570			29,444

Total Liabilities and Shareholders’ Equity	$530,139			$498,569

Net interest income		$4,513			$4,379

Net interest spread (5)			3.19%			3.22%
Net interest margin (6)			3.53%			3.57%

(1)

Yields on securities and certain loans have been adjusted upward to a “fully taxable equivalent” (“FTE”) basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(3)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(4)	Savings deposits include Money Market accounts.

(5)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(6)	Net interest margin is the net yield on average interest earning assets.

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Nine Months Ended

	9/30/07			9/30/06

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$2,401	$71	5.58%	$—	$—	N/A
Investment securities - taxable (2)	49,248	1,714	4.65%	47,045	$1,389	3.95%
Other investments	5,093	202	5.30%	6,061	222	4.90%
Interest bearing deposits in other financial institutions	972	32	4.40%	1,187	33	3.72%
Federal funds sold	3,581	137	5.12%	5,633	200	4.75%
Loans (3)	433,900	26,951	8.30%	411,850	24,354	7.91%

Total Interest Earning Assets	495,195	29,107	7.86%	471,776	26,198	7.42%
Allowance for loan losses	(4,639)			(4,485)
Cash and due from banks	4,386			5,248
Net premises, furniture and equipment	5,068			4,838
Other assets	13,171			5,893

Total Assets	$513,181			$483,270

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,664	35	0.61%	$7,235	34	0.63%
Savings deposits (4)	156,499	5,142	4.39%	157,709	4,551	3.86%
Time deposits	181,824	6,952	5.11%	151,789	4,860	4.28%
Other borrowings	94,183	3,073	4.36%	105,580	2,785	3.53%
Junior Subordinated Debentures	15,719	887	7.54%	11,524	749	8.69%

Total Interest Bearing Liabilities	455,889	16,089	4.72%	433,837	12,979	4.00%
Noninterest deposits	20,471			17,761
Other liabilities	4,216			3,193

Total Liabilities	480,576			454,791
Shareholders’ Equity	32,605			28,479

Total Liabilities and Shareholders’ Equity	$513,181			$483,270

Net interest income		$13,018			$13,219

Net interest spread (5)			3.14%			3.42%
Net interest margin (6)			3.51%			3.75%

(1)

Yields on securities and certain loans have been adjusted upward to a “fully taxable equivalent” (“FTE”) basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The yields for securities were computed using the average amortized cost and therefore do not give effect for changes in fair value.

(3)	Loans, net of unearned income, include non-accrual loans but do not reflect average reserves for possible loan losses.

(4)	Savings deposits include Money Market accounts.

(5)	Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.

(6)	Net interest margin is the net yield on average interest earning assets.

For the three and nine months ended September 30, 2007, the Bank’s net interest income before the provision for loan losses increased $134,000, or 3.1% and decreased $201,000, or 1.5%, respectively over the same periods for 2006. The variances are attributable to an increase in the earning asset base partially offset by decrease in the net interest margin and increases in deposit expenses.

Third Quarter 2007 Compared to Third Quarter 2006

For the three months ended September 30, 2007, the Bank achieved a net interest margin (“NIM”) of 3.53%, a decrease from the NIM of 3.57% in 2006. The decline in NIM the third quarter of 2007 as compared to the same period a year ago reflects market deposit rates that were quick to re-price as competitive market rates rose, only partially offset by higher asset yields in most categories.

The Bank’s yield on average interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.79% for the three months ended September 30, 2007 as compared to 7.61% for the same period prior year. The yield on the loan portfolio increased ten basis points from 8.12% to 8.22% for the three month period ended September 30, 2007. The increase in the loan yield from the third quarter of 2006 is primarily attributable to loan originations at higher yields as average market interest rates increased, as well as maturities and paydowns of loans at lower yields. The yield on the Bank’s Federal funds sold decreased from 5.02% to 4.47% for the three month period ended September 30, 2007 as compared to the same period prior year. The decrease in the Federal Funds sold yield is primarily related to the decrease in interest rate implemented by the Federal Reserve Board decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) by 50 basis points in September 2007. The average balance for investment securities - taxable for the three month period ending September 30, 2007 was $50,845,000 which represents an increase of 4.1% from the same period prior year, had an increase in yield from 4.08% in 2006 to 4.80% in 2007. The increase in yield on these securities primarily relates to maturities and paydowns of securities at lower yields. Other investments increased ninety-two basis points and interest bearing deposits in other financial institutions increased ninety-three basis points from 2007 as compared to 2006.

The rate paid on average interest bearing liabilities increased from 4.39% to 4.60% when comparing the three month period ended September 30, 2007 versus the same period a year ago. The rate paid on savings deposits decreased from 4.21% to 4.16% from 2007 as compared to 2006 partially due to a lower rate offered. Rates paid on time deposits increased thirty-four basis points from 4.69% to 5.03% from 2007 as compared to 2006 due to higher offered rates. The rate on other borrowings increased seventy-two basis points at 2007 when compared to 2006. Other borrowings include overnight borrowings and term FHLB advances as new borrowings had higher yields as average market interest rates increased as well as maturities of borrowings at lower yields. These increases are primarily attributable to the result of the previously discussed changes in market interest rates originating from prior actions taken by the Federal Reserve from 2004 through 2006. The rate on junior subordinated debentures decreased from 8.94% to 5.91% at 2007 when compared to 2006. This decrease is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bear a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which had bear a floating interest rate of three-month LIBOR plus 3.65% (see Note 8).

Nine Months 2007 Compared to Nine Months 2006

For the nine months ended September 30, 2007, the Bank achieved a net interest margin (“NIM”) of 3.51%, a decrease from the NIM of 3.75% in 2006. The decrease in the NIM for the nine months ended 2007 as compared to the same period prior year is primarily attributable to funding costs increases not being offset fully by rising yields on loans and investments due to relatively stable intermediate and long-term interest rates.

The Bank’s yield on average interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.86% for the nine months ended September 30, 2007 as compared to 7.42% for the same period prior year. The loan portfolio increased thirty-nine basis points from 7.91% to 8.30% for the nine month period ended September 30, 2007 which is primarily attributable to the growth in loans held in the portfolio. The yield on the loan originations were at higher yields and maturities and paydowns of loans at lower yields. The yield on the Bank’s Federal funds sold increased from 4.75% to 5.12% for the nine month period ended September 30, 2007 as compared to the same period prior year. The increased yield on the Federal funds sold is the result of prior interest rate increases implemented by the Federal Reserve Board increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006 partially offset by the decrease in the interest rate implemented by the Federal Reserve Board decreasing the Federal funds interest rate by 50 basis points in September 2007. The average balance for investment securities - taxable for the nine month period ending September 30, 2007 was $49,248,000, which represents an increase of

4.7% from the same period prior year, had an increase in yield from 3.95% in 2006 to 4.65% in 2007. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. Other investments and interest bearing deposits in other financial institutions increased forty and sixty-eight basis points, respectively, from 2007 as compared to 2006.

The rate paid on average interest bearing liabilities increased from 4.00% to 4.72% when comparing the nine month period ended September 30, 2007 to the prior year due to increased competition for deposits. The rate paid on savings deposits increased from 3.86% to 4.39% from 2007 as compared to 2006 and time deposits increased eighty-three basis points from 4.28% to 5.11% from 2007 as compared to 2006. The increases are attributable to higher rates offered on these products. The rate on other borrowings increased from 3.53% to 4.36% at 2007 when compared to 2006 as a result of the previously discussed changes in market interest rates originating from prior actions taken by the Federal Reserve Board from 2004 through 2006 resulting in seventeen 25 basis point increases. The junior subordinated debentures decreased from 8.69% to 7.54% at 2007 when compared to 2006. The decrease in the interest paid on debentures is attributable to the refinancing of the $10 million debenture described in the third quarter 2007 compared to the third quarter 2006 above.

Analysis of Volume and Rate Changes on Net Interest Income and Expenses

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

	Nine Months ended September 30, 2007 Compared to nine Months ended September 30, 2006

	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$144	$252	$396
Other investments	(46)	26	(20)
Interest-bearing deposits	(9)	8	(1)
Federal Funds Sold	(86)	23	(63)
Loans	1,337	1,259	2,596

	1,340	1,568	2,908

Increase/(decrease) in Interest Expense
Interest-bearing checking	$2	$(1)	$1
Savings deposits	(57)	648	591
Time Deposits	1,056	1,035	2,091
FHLB and other borrowings	(462)	750	288
Junior Subordinated Debentures	295	(157)	138

	834	2,275	3,109

Increase/(decrease) in Net Interest Income	$506	$(707)	$(201)

Non-interest Income

Non-interest income for the three and nine months ended September 30, 2007 was $609,000 and $1,854,000, respectively, an increase of $51,000, or 9.1% and $163,000, or 9.6% from the same period in 2006. Non-interest income is comprised of Gain on sale of loans, net, Loss on sale of securities, Net, Loan servicing, Advisory Services fee income and Other income.

For the three months ended September 30, 2007, the gain on sale of loans, net decreased $145,000, or 67.7%. This decrease was primarily due to the $1,311,000 sale of the government guaranteed portion of five Small Business Administration (“SBA”) loans in 2007 versus the sale of $2,524,000 of the government guaranteed portion of seven SBA loans for the same period in 2006. For the nine months ended September 30, 2007, the gain on sale of loans, net decreased $258,000, or 34.7%. This decrease was primarily due to the $5,663,000 sale of the government guaranteed portion of thirteen SBA loans in 2007 versus the sale of $7,766,000 of the government guaranteed portion of sixteen SBA loans for the same period in 2006.

Loan servicing for the three months ended September 30, 2007 was $51,000, representing an increase of $7,000 over the same period the prior year. This increase is primarily the result of a increase in the number of loans that the Bank is servicing. Loan servicing for the nine months ended September 30, 2007 was $127,000, representing an increase of $18,000 over the same period the prior year. This increase is primarily the result of an increase in the amount of loans that the Bank is servicing.

Advisory Services fee income increased $32,000, or 26.0% from the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006. This increase is primarily attributable to the growth provided by EWM in wealth management services inclusive of investment management and financial planning to high-net worth individuals, families and institutions. Advisory Services fee income increased $65,000, or 17.4% from the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006. These increases are primarily attributable to the growth of EWM providing wealth management services inclusive of investment management and financial planning to high-net worth individuals, families and institutions.

As of September 30, 2007, EWM had approximately $272 million in assets under management of which $54 million represents the Bank’s investment portfolio. The Company anticipates that EWM will grow in 2007; however, due to the uncertainties involved in staffing, marketing, and growing the client base of the new subsidiary, the Company makes no assurance that EWM will generate significant revenue in 2007 or that it will be profitable on a stand-alone basis.

EWM has required capital infusions from the Company. For the three and nine months ended September 30, 2007, capital infusions totaled $0 and $115,000, respectively, versus $185,000 and $436,000 of capital infusions for the same period prior year.

Other income increased $156,000, or 87.2% and $335,000, or 71.9% for the three and nine month period ended September 30, 2007, respectively, as compared to the same period prior year. The increase for the third quarter 2007 as compared to the same quarter prior period is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which attributed $137,000 to other income. NSF fees increased $24,000 as a result of managements’ efforts to appropriately apply service charge on checks drawn against insufficient funds and miscellaneous income increased $19,000 partially offset by a decrease in miscellaneous fee income of $14,000.

The increase in other income for the first nine months of 2007 as compared to the same period prior year was primarily attributable to BOLI income and NSF fees of $250,000 and $75,000, respectively, as described above in the third quarter 2007 change as compared to third quarter 2006. Miscellaneous income increased $63,000 which was partially offset by a decrease in miscellaneous fee income of $27,000.

Non-interest Expense

The Company’s non-interest expense for the three and nine month period ended September 30, 2007 was $3,552,000 and $10,098,000, respectively, representing an increase of $258,000, or 7.8% and $180,000, or 1.8%, respectively, as compared with the same period in 2006. Non-interest expense consists of Salaries and benefits, Occupancy, Advertising, Professional, Data processing, Equipment and depreciation and Other administrative expenses.

Salaries and benefits is the largest component of non-interest expense. For the three and nine months ended September 30, 2007, salaries and benefits decreased by $90,000, or 4.7% and $523,000, or 8.6%, respectively, primarily due to the timing of when full time equivalent (“FTE”) employees were hired during the respective periods as compared to the same periods prior year. The number of FTE employees decreased to 73 as of September 30, 2007, down from 74 at September 30, 2006. Partially offsetting these decreases, the Company had regular salary adjustments and higher medical benefits and workers’ compensation costs for the three and nine months ended September 30, 2007 versus the same periods prior year.

For the three and nine month period ended September 30, 2007, the increase of $22,000, or 6.1% and $43,000, or 4.1%, respectively in occupancy costs is largely due to the Company occupying new leased spaces which includes the addition of the Bank’s Tiburon/Belvedere branch which opened in September 2006. Additionally, there were annual rent increases in the branch and administrative facilities.

Advertising costs increased $11,000 and $14,000, respectively, for the three and nine month period ended September 30, 2007 as compared to the three and nine months ended September, 30 2006 as a result of new marketing initiatives in 2007.

Professional services decreased $42,000, or 34.2% and increased $60,000, or 20.5%, respectively in the three and nine month period ended September 30, 2007 as compared with the same period prior year. The decrease for the three months was attributable to lower outside consulting fees as compared to the same period prior year and the increase for the nine months ended September 30 was primarily attributable to higher outside consulting fees as compared to the same period prior year.

Data processing expenses for the three and nine months ended September 30, 2007 were $146,000 and $351,000, respectively, an increase over the same periods in 2006 of $42,000, or 40.5% and $50,000, or 16.8%, respectively. The increases are largely attributable to additional data processing expenses as a result of the growth of the Company.

For the three and nine months ending September 30, 2007, an increase of $32,000, or 14.7% and $65,000, or 10.7%, respectively in depreciation and amortization expense is primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses of $761,000 and $1,750,000, respectively for the three and nine months ending September 30, 2007 represents a $282,000, or 58.9% and $471,000, or 36.8% increase over the same periods in 2006. For the three months ended September 30, 2007 as compared to the same period prior year, the increase in other expenses was primarily due to a nonrecurring expense of $200,000 for the expensing of unamortized placement fees on the $10 million for the trust preferred securities whose payoff was accrued as of September 30, 2007. Document preparations, ATM/debit card expense, amortization expense of the investments made in a Affordable Housing Project, and loan loss reserve for off balance sheet commitments increased which was partially offset by item processing decrease for the third quarter 2007 as compared to the same period prior year.

The change in the first nine months of 2007 in other administrative expenses as compared to the same period a year ago is due primarily due to the nonrecurring expense of $200,000 as described above as well as increases in document preparation expenses, ATM/debit card expenses, amortization expense of Affordable Housing Project, and loan loss reserve for off balance sheet commitments partially offset by a decrease in office supplies and branch supplies for the first nine months of 2007 as compared to the same period prior year.

The Bank’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 69.3% and 67.9% for the three and nine months ending September 30, 2007 as compared to 66.7% and 66.5% for the same period prior year.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Nine Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent

	September 30, 2007	September 30, 2006

	(Dollars in thousands)
Salaries and benefits	$5,568	$6,091	$(523)	-8.6%
Occupancy	1,101	1,058	43	4.1%
Advertising	306	292	14	4.8%
Professional	353	293	60	20.5%
Data processing	351	300	51	17.0%
Equipment and depreciation	669	605	64	10.6%
Other administrative	1,750	1,279	471	36.8%

Total	$10,098	$9,918	$180	1.8%

Income Taxes

Income tax provision for the three and nine month period ended September 30, 2007 amounted to $469,000 and $1,664,000, respectively, which represents decreases of $190,000, or 28.9% and $74,000, or 4.3%, respectively, over the amounts incurred for the same periods in 2006, producing effective tax rates of 32.3% and 35.2%, respectively. These provisions reflect accruals for taxes at the applicable rates for Federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company’s tax rate reduction was primarily attributable to the Company obtaining a BOLI policy in April 2007 (the income from BOLI is tax-free), earnings on qualified municipal securities which were tax-free and Community Reinvestment Act (“CRA”) investment credits. There are normal fluctuations in the effective rate from quarter to quarter based on the relationship of net permanent differences to income before tax.

FINANCIAL CONDITION

Loans

Loans, net, increased by $23,561,000, or 5.6% as of September 30, 2007 as compared to December 31, 2006. During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At September 30, 2007		At September 30, 2006

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)

One-to-four family residential	$23,339	5.2%	$18,143	4.3%
Multifamily residential	115,536	25.7%	121,080	28.6%
Commercial real estate	248,599	55.3%	210,769	49.9%
Land	7,664	1.7%	7,299	1.7%
Construction real estate	27,021	6.0%	32,723	7.7%
Consumer loans	5,707	1.3%	2,978	0.7%
Commercial, non real estate	20,313	4.5%	28,229	6.7%

Total gross loans	448,179	99.7%	421,221	99.7%
Net deferred loan costs	1,427	0.3%	1,457	0.3%

Total loans receivable, net of deferred loan costs	$449,606	100.0%	$422,678	100.0%

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

Outstanding loan commitments at September 30, 2007 and December 31, 2006 primarily consisted of un-disbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. The Bank does not have any concentrations in the loan portfolio by industry or group of industries; however as of September 30, 2007 and December 31, 2006, approximately 91.2% and 93.6%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

During the second quarter of 2006, the Company purchased $16.6 million of participated construction loans. These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000. All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach. The loan participations were purchased with original terms of twelve to eighteen months. The loans have floating interest rates equal to the Prime rate. As of September 30, 2007, the remaining balance of the participated loans was $1.7 million.

As of September 30, 2007, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets forth the repricing percentages of the adjustable rate loans as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006

Reprice within one year	44.8%	56.4%
Reprice within one to two years	9.0%	7.8%
Reprice within two to three years	9.2%	5.0%
Reprice within three to four years	11.6%	10.5%
Reprice within four to five years	14.8%	10.1%
Reprice after five years	10.6%	10.2%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of net of deferred loan costs as of September 30, 2007 which includes net deferred loan costs. At those dates, the Company had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)

One-to-four family residential	$10,472	$11,948	$919	$23,339
Multifamily residential	47,330	56,450	11,756	115,536
Commercial real estate	82,981	129,642	35,976	248,599
Land	5,424	2,240	—	7,664
Construction real estate	27,021	—	—	27,021
Consumer loans	5,707	—	—	5,707
Commercial, non real estate	18,144	2,145	24	20,313

Total	$197,079	$202,425	$48,675	$448,179

Loans with predetermined interest rates	—	1,430	146	1,576
Loans with floating or adjustable interest rates	197,079	200,995	48,529	446,603

	$197,079	$202,425	$48,675	$448,179

Nonperforming Assets

The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through September 30, 2007, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	September 30, 2007	December 31, 2006

(Dollars in thousands)
Non-accrual loans	$—	$—
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$—	$—

Nonperforming assets as a percent of total loans	0.00%	0.00%
Nonperforming assets as a percent of total assets	0.00%	0.00%

As of September 30, 2007, there were no loans on non-accrual status. There was one loan totaling $2,110,000 that has a higher than normal risk of loss and has been classified as substandard. The substandard loan that is still performing is a $2,110,000 multifamily loan located in the Bank’s primary market area. In addition, approximately $1,847,000 in three commercial real estate loans and one $738,000 multi-family loan has been placed on the internal “watch list” for special mention and loss potential and are being closely monitored.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	September 30, 2007	December 31, 2006

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$1,760	$1,936
Loans delinquent 90 days or more and accruing	—	—

Total performing delinquent loans	$1,760	$1,936

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three month period ended September 30, 2007, the provision for loan losses was $116,000 as compared to a recovery in the provision of $(69,000) for the same period in 2006. This represents an increase of $185,000, or 269.2% from 2006 to 2007. For the nine month period ended September 30, 2007, the provision for loan losses was $40,000 as compared to a provision of $401,000 for the same period in 2006. This represents a decrease of $361,000 from 2006 to 2007. The decrease in the provision was necessitated by a continued strong asset quality as calculated through our internal loan grading system. Charge-offs of loans totaled $1,000 and $0 for the three and nine months ended September 30, 2007 and 2006, respectively, and there were there no recoveries on previously charged-off loans for the three and nine months ended September 30, 2007 and 2006.

As of September 30, 2007 and December 31, 2006, the allowance for loan losses was 1.05% and 1.10% of loans outstanding, respectively. There were no nonperforming loans as of September 30, 2007, and the ratio of the allowance for loan losses to nonperforming loans was 0% at September 30, 2007 and December 31, 2006. Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2007	For the twelve months ended December 31, 2006

	(Dollars In Thousands)
Net Loans Outstanding, Period End	$444,896	$421,335
Average amount of loans outstanding	433,900	415,368
Period end non-performing loans outstanding	—	—

Loans Loss Reserve Balance, Beginning of Period	$4,671	$4,232
Charge-offs	(1)	—
Recoveries	—	—
Additions/(Reductions) charged to operations	41	439

Allowance for Loan and Lease Loss, End of Period	$4,711	$4,671

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.05%	1.10%

Investments

In order to maintain a reserve of readily saleable assets to meet its liquidity and loan requirements, the Company purchases mortgage-backed securities and other investments. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. As of September 30, 2007 and December 31, 2006, the carrying values of securities pledged were $54,177,000 and $48,339,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of September 30, 2007, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. As of December 31, 2006, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities and agency collateralized mortgage obligations. The Company also owned $5,565,000 and $5,892,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of September 30, 2007 and December 31, 2006, respectively. Interest-bearing time deposits in other financial institutions amounted to $619,000 and $987,000 as of September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, $15,630,000 of the securities were classified as held-to-maturity and $38,547,000 of the securities were classified as available-for-sale. At December 31, 2006, $21,823,000, of the securities were classified as held-to-maturity and $26,516,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,102	$53	$(143)	14,012
U.S. Agency Securities	7,495	56	—	7,551
Muni Securities	4,805	55	—	4,860
Collateralized Mortgage Obligation	12,058	66	—	12,124

Total Available-for-sale	$38,460	$230	$(143)	$38,547

Held-to-maturity
Mortgage backed securities	$15,630	$—	$(231)	$15,399

	As of December 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,202	$27	$(239)	$12,990
U.S. Agency Securities	5,858	6	—	5,864
Collateralized Mortgage Obligation	7,660	10	(8)	7,662

Total Available-for-sale	$26,720	$43	$(247)	$26,516

Held-to-maturity
Mortgage backed securities	$21,823	$—	$(389)	$21,434

	As of September 30, 2007		As of December 31, 2006

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,012	4.90%	$12,990	4.01%
U.S. Agency Securities	7,551	5.39%	5,864	5.20%
Muni Securities	4,860	3.96%	—	—
Collateralized Mortgage Obligation	12,124	5.58%	7,662	5.66%

	$38,547	5.09%	$26,516	3.72%

Held-to-maturity
Mortgage backed securities	$15,630	4.28%	$21,823	4.37%

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

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of September 30, 2007 Reserve Fund deposits were $15,843,000 as compared to deposit balance of $15,400,000 as of December 31, 2006. The Bank pays an interest rate equivalent to the Federal Funds rate plus 40 basis points. As of September 30, 2007 the rate was 5.45% as compared to a rate of 5.64% as of December 31, 2006.

On August 2, 2007, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 5.00% and matures on November 1, 2007. On September 4, 2007 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 4.62% and matures on February 27, 2008. Assets pledged as collateral to the State consists of $23.9 million of the investment portfolio as of September 30, 2007.

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

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2007			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Noninterest-bearing deposits	$23,762	6.4%	0.00%	$18,135	4.9%	0.00%
Interest-bearing checking deposits	6,838	1.9%	0.57%	8,433	2.3%	0.61%
Money Market and savings deposits	154,046	41.7%	3.73%	150,012	40.6%	4.48%
Certificates of deposit over $100,000	114,532	31.0%	5.02%	129,011	34.9%	5.14%
Certificates of deposit less $100,000	70,426	19.1%	4.88%	64,214	17.4%	4.97%

Total deposits	$369,604	100.0%	4.05%	$369,805	100.0%	4.49%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	September 30, 2007			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Retail certificates of deposit	$117,911	63.8%	4.95%	$151,692	78.5%	5.11%
Brokered certificates of deposit	20,554	11.1%	4.97%	13,124	6.8%	4.72%
Non-brokered wholesale certificates of deposit	46,493	25.1%	4.99%	28,409	14.7%	5.10%

Total deposits	$184,958	100.0%	4.96%	$193,225	100.0%	5.08%

The following schedule shows the maturity of the time deposits as of September 30, 2007:

	$100,000 or more		Less than $100,000

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$51,168	5.08%	$20,881	4.90%
Over 3 through 6 months	28,424	4.95%	15,487	4.87%
Over 6 through 12 months	32,428	4.97%	24,509	4.89%
Over 12 months through 2 years	936	4.79%	3,455	4.86%
Over 2 through 3 years	731	4.71%	2,118	4.78%
Over 3 through 4 years	697	5.50%	2,674	4.79%
Over 4 through 5 years	148	5.21%	1,302	4.76%

Total	$114,532	5.01%	$70,426	4.88%

Borrowed Funds

In response to the current market’s strong competition for deposit accounts, the Company has supplemented its funding base by increasing FHLB borrowings. The borrowings obtained in 2007 have generally been at lower rates than alternative retail certificate of deposits. The average term of FHLB borrowings has also been extended as a means to control interest rate risk.

The Company has secured advances from the Federal Home Loan Bank at September 30, 2007 and December 31, 2006 amounting to $113.4 million and $86.3 million, respectively, a 31.5% increase. The increase in FHLB borrowings was primarily due to funding the temporary differences of funds generated from retail deposits versus the rate of growth of the loan portfolio. As of September 30, 2007, unused borrowing capacity at the FHLB was $101.3 million. Assets pledged as collateral to the FHLB consisted of $190.3 million of the loan portfolio and $24.4 million of the investment securities portfolio as of September 30, 2007. Assets pledged as collateral to the FHLB consisted of $188.3 million of the loan portfolio and $25.0 million of the investment securities portfolio as of December 31, 2006. The advances have been outstanding at varying levels during the three months ended September 30, 2007. Total interest expense on FHLB borrowings for the three and nine month period ended September 30, 2007 was $1,216,000 and $3,073,000, respectively, representing a $200,000 and $288,000 increase from the same period prior year.

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

Included in the FHLB borrowings of $113.4 million, as of September 30, 2007, the Company has borrowings outstanding of $62.1 million with FHLB for Advances for Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed for the 2007 year is 5% of total assets as of previous year end.

The following tables sets forth certain information regarding the FHLB advances at or for the dates indicated:

	At September 30, 2007		At December 31, 2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$27,326	4.69%	$14,000	3.66%
Over 3 through 6 months	4,000	3.52%	9,000	3.12%
Over 6 through 12 months	8,000	3.75%	19,256	3.35%
Over 12 months through 2 years	19,000	4.70%	16,000	3.81%
Over 2 through 3 years	32,090	4.84%	10,000	4.85%
Over 3 through 4 years	20,000	4.77%	17,995	4.84%
Over 4 through 5 years	2,995	4.82%	—	—

Total	$113,411	4.64%	$86,251	3.95%

	At or for the nine months ended September 30, 2007	At or for the twelve months ended December 31, 2006

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$94,183	$101,051
Maximum amount outstanding at any month-end during the period	113,411	126,088
Balance outstanding at end of period	113,411	86,251
Average interest rate during the period	4.36%	3.60%
Average interest rate at end of period	4.64%	3.95%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on June 30, 2032 but is callable on September 30, 2007. The interest rate on the debenture was paid quarterly at the three-month LIBOR plus 3.65%. As of September 30, 2007, the interest rate was 9.01% and the debenture was subordinated to the claims of depositors and other creditors of the Bank. On September 30, 2007, the Bank accrued for the payoff of the $10 million of the debentures.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable on September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of September 30, 2007, the interest rate was 7.11%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of September 30, 2007, the interest rate was 6.80%. The debenture is subordinated to the claims of depositors and other creditors of the Bank. The proceeds were used to pay off the debenture issued in 2007.

Total interest expense attributable to the junior subordinated debentures during the three and nine months of 2007 was $302,000 and $887,000, respectively, as compared to $302,000 and $749,000, respectively, for the same period prior year.

Capital Resources

Stockholders’ equity was $33,287,000 during the nine months ended September 30, 2007 as compared to $30,881,000 as of December 31, 2006. The increase was attributable to net income of $3,070,000, stock options exercised of $218,000, amortization of deferred compensation – incentive stock options of $249,00, excess tax benefits from share-based compensation of $17,000 and unrealized security holding gain of $175,000 partially offset by $360,000 in dividends declared during the period and $963,000 in redemption and retirement of stock.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet such as unused loan commitments. The guidelines require that a portion of total capital be core, or Tier 1 capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consist of other elements, primarily non-

perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.

As of September 30, 2007 and December 31, 2006, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC. The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of September 30, 2007:

Total capital to risk-weighted assets	$49,979	10.7%	$37,402	8.0%	$46,753	10.0%
Tier 1 capital to risk-weighted assets	45,268	9.7%	18,706	4.0%	28,059	6.0%
Tier 1 capital to average assets	45,268	8.6%	21,129	4.0%	26,411	5.0%

As of December 31, 2006:

Total capital to risk-weighted assets	$47,676	10.8%	$35,316	8.0%	$44,144	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans. The major source of the funds required is generally provided by payments and maturities of loans, sale of loans, liquidation of assets, deposit inflows, investment security maturities and paydowns, Federal funds lines, FHLB advances, other borrowings and the acquisition of additional deposit liabilities. One method that banks utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank’s primary use of funds are for origination of loans, the purchase of investment securities, maturing CD’s, demand and saving deposit withdrawals, repayment of borrowings and dividends to common shareholders.

To meet liquidity needs, the Company maintains a portion of the funds in cash deposits in other banks, Federal funds sold, and investment securities. As of September 30, 2007, liquid assets were comprised of $7,121,000 in Federal funds sold, $619,000 in interest-bearing deposits in other financial institutions, $5,730,000 in cash and due from banks, and $38,547,000 in available-for-sale securities. These liquid assets equaled 9.6% of total assets at September 30, 2007. As of December 31, 2006, liquid assets were comprised of $8,526,000 in Federal funds sold, $987,000 in interest-bearing deposits in other financial institutions, $3,750,000 in cash and due from banks, and $26,516,000 in available-for-sale securities. The liquid assets equaled 7.9% of total assets at December 31, 2006.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings. The Bank anticipates that the Federal fund lines and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity. As of September 30, 2007, the Bank had lines of credit totaling $121.3 million available. These lines of credit consist of $20.0 million in unsecured lines of credit with two correspondent banks, and approximately $101.3 million in a line of credit through pledged loans and securities with the FHLB San Francisco. In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

For non-banking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and the California Department of Financial Institution (“DFI”) have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. The Company expects cash dividends paid by the Bank to the Company to be sufficient to meet payment schedules.

Net cash provided by operating activities totaled $13.7 million for the first nine months of 2007 as compared to $1.7 million for the same period in 2006. The increase was primarily the result of an increase in net income and accrued interest payable and other liabilities partially offset by a decrease in the provision for loan losses.

Net cash used by investing activities totaled $39.0 million for the first nine months of 2007 as compared $39.6 million used by investing activities for the same period in 2006. The increase was primarily the result of a decrease in the rate of growth of loan portfolio in the first nine months of 2007 partially offset by the purchase of bank owned life insurance in the first nine months of 2007.

Funds used by financing activities totaled $25.9 million for the first nine months of 2007 as compared to funds provided by financing activities of $16.2 million for the same period in 2006. The increase in net cash provided by financing activities was primarily the result of a decrease in deposits and stock repurchases in the first nine months of 2007, partially offset by an increase in FHLB borrowings.

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

The Company has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Company has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowings, brokered certificates of deposit, and non-brokered wholesale certificates of deposit.

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

The following table shows the Bank’s cumulative gap analysis as of September 30, 2007:

	At September 30, 2007

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$6,088	$12,389	$25,644	$10,056	$54,177
Federal Funds	7,121	—	—	—	7,121
Interest-bearing deposits in other financial institutions	—	96	523	—	619
Loans	146,604	106,401	168,465	28,136	449,606

Total	$159,813	$118,886	$194,632	$38,192	$511,523

Interest-Bearing Liabilities
Interest-bearing checking	$6,838	$—	$—	$—	$6,838
Money market and savings	154,045	—	—	—	154,045
Time deposits	72,049	100,848	12,061	—	184,958
FHLB advances	27,326	12,000	74,085	—	113,411
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$273,661	$112,848	$86,146	$—	$472,655

Interest rate sensitivity gap	(113,848)	6,038	108,486	38,192	38,868

Cummulative interest rate sensitivity gap	$(113,848)	$(107,810)	$676	$38,868	$38,868

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-22.3%	-21.1%	0.1%	7.6%	7.6%

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

Management will also evaluate the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management will adjust product offerings and will reposition assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. The current one year gap ratio is -21.1%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. The model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +/– 200 basis point rate shock is -11.48% and the current estimated change in the economic value of equity given a +/– 200 basis point rate shock is -12.51%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-11.48%	-12.51%
- 200 basis points	9.60%	19.84%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending September 30, 2007 and December 31, 2006:

	For The Nine Months Ended September 30, 2007	For The Twelve Months Ended December 31, 2006

Annualized net income as a percentage of average assets	0.60%	0.81%
Annualized net income as a percentage of average equity	12.55%	13.81%
Average equity as a percentage of average assets	6.35%	5.85%
Dividends declared per share as a percentage of diluted net income per share	5.84%	3.77%

In 2007, the Company grew its earning asset base and produced additional fee income through investment advisory services fee income. Also, in 2007, the Company increased the dividends declared from $.0374 for 2006 as compared to $.045 declared in August 2007 and $.05 dividend declared in October 2007.

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

(c) On September 9, 2007, the Company received approval from the Board of Directors a plan to repurchase, as conditions warrant, up to 5% of the Company’s common stock, to be made from time to time in the open market over the next twelve months.

The repurchase of any or all such shares authorized for repurchase will be dependent on management’s assessment of market conditions. The repurchase plan represents approximately 200,649 shares of the Company’s common stock outstanding as of July 28, 2007.

From September 11, 2007 through September 30, 2007, the Company purchased 75,000 shares at an average price of $12.78 per share for a total cost of $967,000. A schedule of purchases from September 9, 2007 through September 30, 2007 is shown below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

September 9-30, 2007	75,000	$12.78	75,000	125,649

The Company executed these transactions pursuant to the safe harbor provisions of the Securities and Exchange Commission’s Rule 10b-18. Repurchase transactions are subject to market conditions as well as applicable legal and other considerations.

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

EPIC BANCORP, INC.
A California Corporation

Date: November 14, 2007	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: November 14, 2007	BY:	/s/ Michael E. Moulton

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