Form 10-K
period 2007-12-31
Epic Bancorp
filed 2008-03-25
CIK 1099980

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ :	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number including area code: (415) 526-6400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2007 was $50,539,487.

The number of registrant’s shares of Common Stock outstanding as of March 10, 2008 was 3,818,284.

The following documents are incorporated by reference in Part III of this Form 10-K: Items 10 through 14 of registrant’s definitive Proxy Statement for its June 2008 Annual Meeting of Shareholders.

Forward-Looking Statements

In addition to the historical information, this Annual Report on Form 10-K contains forward-looking statements with respect to the financial condition, results of operation and business of Epic Bancorp and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) decline in real estate values in the Company’s operating market areas; (7) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business; and, (8) other risks detailed in the Epic Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Epic Bancorp, investors and others are cautioned to consider these and other risks and uncertainties. Epic Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

PART I

ITEM 1. BUSINESS

Epic Bancorp (the “Company”) was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for Tamalpais Bank (the “Bank”) and Tamalpais Wealth Advisors (“TWA”) formerly Epic Wealth Management (“EWM”).

As of December 31, 2007, the consolidated Company was comprised of three entities, Epic Bancorp, the Bank, and TWA. The Bank, established in 1991, offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers. TWA, established in January 2005, offers investment advisory and financial planning services to the general community and to clients of the Bank. San Rafael Capital Trust II and III (the “Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 and $10.3 million, respectively, of junior subordinated debentures are so reflected.

The Company’s principal source of cash flow is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

At December 31, 2007, the Company had $556.8 million in consolidated assets, $464.7 million in net loans receivable, and $361.2 million in deposits. At December 31, 2006, the Company had $503.5 million in consolidated assets, $421.3 million in net loans receivable, and $369.8 million in deposits.

The Company’s outstanding equity securities consist of one class of no par value Common Stock. The principal executive offices of the Company are located at 630 Las Gallinas Avenue, San Rafael, California, 94903, telephone number (415) 526-6400, facsimile number (415) 485-3742. The Company makes available free of charge on its website at www.epicbancorp.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, and reports of insider transactions on Forms 3, 4, and 5 as soon as reasonably practicable after the Company files, or insiders, as the case maybe, such reports with, or furnishes them to the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website. The Company may also be contacted via electronic mail at info@epicbancorp.com.

Tamalpais Bank

The Bank is a California industrial bank and is under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

The Bank operates seven full service branches in Marin County, located north of San Francisco, California. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer. The Bank attracts deposits from small-to-medium sized businesses, not-for-profit organizations, individuals, merchants, and professionals who live and/or work in the communities comprising the Bank’s market areas. A broad range of commercial and retail lending programs, commercial cash management products and services and investment advice through its affiliate, TWA, to enable its customers to reach their personal and financial goals are also offered.

The Bank’s deposit products include checking products for both business and personal accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), and certificates of deposit products. The Bank also offers DepositNOW Remote Deposit Capture which is a check clearing tool that allows customers to deposit checks without going to the bank. A courier service is also available to the Bank’s professional and business clients. Additionally, the Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its internet banking products. Automatic teller machines (ATM’s) are available at each branch location and at United Market in San Anselmo and Woodland Market in Kentfield. The Bank’s ATM network is linked to both the STAR and PLUS networks and is also a member of the MoneyPass® nationwide network whereby customers have access to more than 11,500 surcharge-free ATMs. The Bank does not offer international banking services or trust services, and the Bank holds no patents, registered trademarks, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions.

The Bank’s lending programs include commercial and industrial real estate loans, commercial loans to businesses including SBA loans, mortgages for multifamily real estate, revolving lines of credit and term loans, consumer loans including home equity lines of credit and secured and unsecured lines of credit, land and construction lending for commercial real estate, single family residences, and apartment buildings. In addition to its seven full-service banking centers, the Bank operates two loan production offices located in Santa Rosa and Roseville, California, which focus principally on the origination of SBA and other small business loans.

Tamalpais Wealth Advisors

As an integral element of its strategic plan to increase market share in Marin County and to further service its high-net worth business and consumer base the Company established TWA, a registered investment advisor under the Investment Advisors Act of 1940, as amended. TWA provides investment management, financial planning and advice to high-net worth individuals, families and institutions in the Marin County and surrounding marketplace.

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single family home is $835,750 according to DataQuick December 2007 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $7.8 billion in total deposits as of June 30, 2007 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists of Marin County and the Greater Bay Area including San Francisco, Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

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

The Company has demonstrated expertise in providing the full service banking needs of its business clients through innovative and flexible financing and cash management services. Directors and employees of the Company maintain a high level of involvement and visibility within the community and the not-for-profit sector. The Company also strives to add value for its shareholders by optimizing its capital, expanding the volume of its earning assets and increasing non-interest income. In the past five years, the Company has grown significantly; however, its business is subject to various risks. This strategy, executed primarily through its expanding retail branch presence, incorporates:

•	tailoring loan and deposit products such as commercial mortgages, business and personal loans and lines of credit, and cash management services to small-to-medium sized businesses and individuals;

•	building relationships through advisory services in the high-net worth community of Marin County and the greater San Francisco Bay Area;

•	providing fee-based investment advisory, asset management, and financial planning services;

•	offering consultation and planning services, delivered in a personalized, non-intimidating way;

•

embarking on a key customer service and loyalty strategy whereby the goal is to enhance the service culture of the Company, build customer loyalty, improve internal business workflows and develop a meaningful measurement system;

•	increasing non-interest income to a greater portion of total revenue; and,

•	utilizing new technologies to better meet the financial needs of businesses, professionals and families.

2007 Accomplishments

The Company has achieved favorable financial performance and has made significant progress in achieving its strategic goals over the past several years. The following are among the accomplishments that the Company achieved in financial performance and executing its strategic plan in 2007:

•

The Company had record fourth quarter and full-year earnings in 2007. Net income for the quarter ended December 31, 2007 was $1,139,000, a 5.9% increase over net income of $1,076,000 for the same quarter ended in 2006. Quarterly diluted earnings per share of $0.30 increased 11.1% over the comparable period last year. Net income for fiscal year 2007 was $4,209,000, a 7.1% increase over net income of $3,928,000 in 2006. Diluted earnings per share of $1.07 increased 8.1% over 2006.

•

In 2007, the Company achieved double digit loan and asset growth in an increasingly difficult environment. The Company has never participated in subprime lending and has low exposure to residential mortgages, construction and land loans.

•

The Company’s asset quality remains exceptional. The Bank only had one $466,000 nonperforming loan as of December 31, 2007. The Company does not expect to recognize a loss on this loan and anticipates recovering all principal and interest. Charge-offs of only $1,000 were recorded for the full year and no loan losses have been recorded at the Company in the prior ten years.

•

There was heightened competition for deposits among Marin County banks in 2007. Even with this competition, the Bank was able to increase its deposit market share as of June 30, 2007 from 4.52% to 4.76%, according to data from FDIC the most recent date for which data is available.

•

Noninterest checking accounts increased by $5.1 million to $23.3 million in 2007 as compared to 2006, an increase of 28.2%. The relationship focused approach to commercial and relationship banking is becoming increasing successful.

•

In September 2007, the Company received Board of Directors approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. As of December 31, 2007, the Company repurchased 196,216 shares of its company stock at a weighted average price of $12.51 per share, which is 97.8% of the targeted repurchase amount of 200,649 shares.

•	Increases in TWA assets under management produced fourth quarter and full year Registered Investment Advisory Services fee income increases of 22% and 19%, respectively, over the prior year periods.

•

A bank owned life insurance (“BOLI”) asset was purchased in the second quarter 2007, with a year-end book value of $10.4 million. Fourth quarter and full year income from the BOLI totaled $138,000 and $387,000, respectively.

•	The Company increased its quarterly dividend to $0.05 from $0.045 in the fourth quarter 2007.

•

Tamalpais Bank has been named the largest SBA lender based in Marin County by the San Francisco Business Times in its recently published 2008 Book of Lists. In addition, the Bank, was the only Marin County community bank ranked in the Top twenty-five SBA lenders, and was cited as the seventh largest in the Bay Area, according to the rankings.

•

The Company continued to utilize key customer loyalty measurement and analysis in 2007. The goal of this strategy is to enhance the service culture of the Company, build customer loyalty, improve internal business workflows and develop a meaningful measurement system. The Company uses Net Promoter Score methodology for feedback and measurement.

•

In 2007, the Company refinanced $10 million of trust preferred securities that were issued by a wholly owned trust, San Rafael Capital Trust I. These trust preferred securities were originally issued on June 27, 2002 and had a floating interest rate of three-month LIBOR plus 3.65% and were refinanced through a newly formed wholly owned trust, San Rafael Capital Trust III. The new trust preferred securities were issued on July 25, 2007 and bear a floating interest rate of three-month LIBOR plus 1.44%.

•	Since 1993, the Company has allocated over $1.3 million in cash to its Community Outreach Program (“COP”). COP consists of the following:

*	Community Counts: The Bank donates directly to non-profit organizations designated by the Bank’s customers.

*

Employees in Action: Officers, directors and employees have devoted thousands of hours of their personal time as volunteers for various Marin-based non-profit organizations. Employees of the Company donated over 1,452 hours to volunteering for various non-profit organizations in 2007.

*

Heart of Marin Awards: For 15 years, the Bank has demonstrated its commitment to Marin County by establishing and continuing to underwrite the annual Heart of Marin Awards, which recognizes outstanding contributions to the Marin non-profit community.

*	Community Rooms: The community rooms in each branch of the Bank offer conference facilities for-profits and non-profits free of charge, days, nights and weekends.

*

Financial Literacy Programs: A free web-based program, Practical Money Skills for Life, provides educators and parents a library of interactive tools, games and lessons. The Practical Money Skills for Life program makes learning about money fun for children.

*	Green Business Activities: The Bank funded a Green Affordable Housing project in Novato, CA in 2007.

•	The Bank was awarded the first fully Green Certified Bank in Marin County in 2007 by the County of Marin.

New Facilities

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focused on opening branches in those geographies that generally have at least $100 million in deposits. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and one new branch in 2006 (Tiburon/Belvedere). The Northgate facility also serves as the Company’s headquarters. The Company intends to open future branches and loan production offices in similar business and high net worth markets in the upcoming years.

Competition

The banking and financial services business in California generally, and in the Company’s market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is a result of many factors including, but not limited to:

•

the ongoing sub-prime and Alt-A lending crisis, which began in the summer of 2007 and continued into 2008, has caused a liquidity shortage, particularly among large mortgage lenders. This has caused increased competition for retail deposits, as these institutions needed to offer above market rates for retail deposits due to their inability to raise liquidity through capital market sources.

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

As of June 30, 2007, approximately 86 banking offices with $7.8 billion in total deposits served the Marin County market. The four banking institutions with the greatest market share, Bank of America, Wells Fargo Bank, Washington Mutual Bank and Westamerica Bank, had deposit market shares of 17.66%, 16.92%, 10.56% and 10.42%, respectively, as of June 30, 2007, the most recent date for which data is available, compared with the Bank’s share of 4.76%.

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

In order to compete with other financial service providers, the Company uses to the fullest extent possible the flexibility and rapid response capabilities which are accorded by its independent status. This includes an emphasis on:

•	development and sale of specialized products and services tailored to meet its customers’ needs;

•	local, flexible, and fast decision making;

•	personal service and the resulting personal relationships of its staff and customers;

•	referrals from directors, employees, and satisfied customers; and,

•	local community involvement.

Employees

As of December 31, 2007, the Company employed seventy-seven full-time employees. The employees are not represented by a union or covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Other Information

There were no expenditures made by the Company during the last two fiscal years on material research activities relating to the development of services.

The Company’s business is not seasonal. The Company intends to continue with the same banking activities that have characterized the Company’s operations over the last few years and the investment management activities of TWA that began in 2005. The Company anticipates continued profitable growth while maintaining sound credit and management policies and/or practices.

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

Supervision and Regulation

General
Industrial banking companies are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Bank Insurance Fund (“BIF”) and not for the benefit of shareholders. Moreover, major new legislation and other regulatory changes affecting the Company, the Bank and the financial services industry in general have occurred in the current and recent years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

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

Restrictions on Acquisitions
Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in FDIC regulations, of a federally insured institution without giving at least 60 days written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. In addition, no person may acquire control of such an institution in California without prior DFI approval.

Regulation and Supervision of The Bank
The Bank is licensed under the laws of the State of California and its deposits are insured by FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, comprehensive reviews of all major aspects of the Bank’s business and condition. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statues and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, certain interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of banking centers and capital requirements. Furthermore, the Bank is required to maintain certain levels of capital. The Bank is also subject to consumer protection laws.

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

Regulation of Non-banking Affiliates – TWA
TWA is registered with the SEC as an investment advisor and is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered investment advisors cover such issues as sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; and qualification and licensing of sales personnel. The SEC’s risk assessment rules also apply to TWA as a registered investment advisor. These rules require a registered investment advisor to maintain and preserve records and maintain risk management policies and procedures. In addition to federal registration, state securities commissions require the registration of certain investment advisors.

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

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. As of December 31, 2007 the Bank’s ratios exceeded applicable regulatory requirements.

Prompt Corrective Action and Other Enforcement Mechanisms
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements to be classified as well-capitalized or adequately capitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” institution must develop a capital restoration plan.

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

In December 2006, the FRB and FDIC issued joint guidance relating to institutions’ concentrations in commercial real estate lending. These agencies have observed that commercial real estate concentrations have been rising over the past several years and have reached levels that could create safety and soundness concerns in the event of a significant economic downturn. While these agencies are not establishing a limit on the amount of commercial real estate lending that an institution may conduct, they have established a threshold which examiners may use to identify institutions with potential concentration risk. Any institution that (1) has experienced rapid growth in commercial real estate lending; (2) has notable exposure to a specific type of commercial real estate; or, (3) is approaching or exceeds the supervisory criteria may be identified for further examination.

Premiums for Deposit Insurance and Assessments for Examinations
The Bank’s deposit accounts are insured by the BIF, as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator. The termination of deposit insurance for the Bank would have a material adverse effect on the Company’s condition since it would result in the revocation of the Bank’s charter and the cessation of its operations as a going concern.

Prior to 2006, the FDIC was required to maintain insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC has authority to levy special assessments against insured financial institutions based upon insured deposits. On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and signed a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provides for:

•	merging the BIF and SAIF deposit insurance funds;

•	annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;

•	increasing deposit coverage for retirement accounts to $250,000;

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

In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005:

•

a rule creating a new system for risk-based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis for Risk Category I institutions (well capitalized institutions perceived as posting the least risk to the insurance fund), 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions; and,

•

a rule setting the designated reserve ratio at 1.25 percent. In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit and a temporary final rule that expires at the end of 2009 governing dividends from the insurance fund. The Bank had assessment credits of approximately $70,000 as of December 31, 2006 and which were used in 2007.

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

Gramm-Leach-Bliley Financial Services Modernization Act (“GLB Act”)
In November 1999, the GLB Act was enacted. The GLB Act repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the GLB Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Customer Information Security
The federal bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Bank Secrecy Act(“BSA”)
The BSA is a tool that U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports and currency transaction reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties. In July 2007, federal banking regulators issued the Intercompany Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements to provide greater consistency among the agencies in enforcement decisions in BSA matters and to offer insight into the considerations that form the basis of such BSA enforcement decisions.

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

Under the USA PATRIOT Act, financial institutions are to establish anti-money laundering programs to enhance their Bank Secrecy Act program. The USA PATRIOT Act sets forth minimum standards for these programs, including the development of internal policies, procedures, and controls, designation of a compliance officer, ongoing employee training program, and independent audit function to test the programs. Management believes that the Bank is currently in compliance with the Act.

Sarbanes-Oxley Act of 2002
On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and, (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and, (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers. As a public reporting company, the Company was required to provide management’s report on internal control over financial reporting beginning with its 2007 Annual Report on Form 10-K. The auditor’s attestation report on internal controls over financial reporting is not required until 2009. The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

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

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/Federal Reserve announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices. Regulations implementing this provision of FACT Act have a mandatory effective date of October 1, 2008. FACT Act section 114, which requires institutions to develop and implement a written program to detect, prevent, and mitigate identity theft for certain new and existing accounts, must be in place by November 1, 2008.

Regulation W
Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The FRB also issued Regulation W, which became effective on April 1, 2003, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s parent company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their abilities to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and,

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

A “covered transaction” includes, among other things, a loan or extension of credit to an affiliate; a purchase of securities issued by an affiliate; a purchase of assets from an affiliate, with some exceptions; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a bank and its subsidiaries may engage in certain transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Recent Developments

Programs to Mitigate Identity Theft
In November 2007, federal banking agencies together with the NCUA and FTC adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft based; (ii) detect the occurrence of red flags; (iii) respond appropriately to red flags that are detected; and (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in its program.

Administration Response to Subprime Mortgage Crises
The Bank did not originate subprime mortgages and does not hold subprime investments, but the value of real estate collateral securing its mortgages may be affected by residential real estate values in its service area. In 2007 the subprime mortgage market suffered substantial losses. Subprime mortgages generally include residential real estate loans made to borrowers with certain credit deficiencies, most using relaxed underwriting and documentation standards and usually with adjustable interest rates that reset upward after an introductory period. The combination of falling real estate prices and upward interest rate and payment adjustments has caused the default rate on subprime mortgages to increase. In December 2007, the Bush administration announced a proposal to freeze interest rates on certain subprime mortgages at preadjustment levels for up to five years in an effort to minimize residential foreclosures and bring some stability to home prices. As currently described, the proposal would benefit residential owner-occupants who are not yet in default but are likely to default after interest rate and payment adjustments are put into effect; those already in default and those who are presumed able to afford their adjusted payments would not be covered. No assurance can be given whether this proposal will ultimately be adopted, what revisions might be made before adoption, how many borrowers will be affected by it or what effect it may have on foreclosures and home prices. In addition to the Bush administration proposal, various state and federal legislative proposals are pending and could be enacted.

ITEM 1A – RISK FACTORS

Not required.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The following table sets forth information relating to each of the Company’s offices as of December 31, 2007:

	Leased Or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Square Footage

Administrative Offices:
630 Las Gallinas Ave. San Rafael, California 94903	Leased	6/1/2005	6/1/2015	9,453

Epic Bancorp	Leased	3/1/2005	10/31/2007	632
851 Irwin St., Suite 301
San Rafael, California 94901

630 Las Gallinas Ave.	Leased	1/1/2007	12/16/2016	190
San Rafael, California 94903

Full Service Branch Offices Currently Open:
851 Irwin St., Suite 100	Leased	8/18/1998	8/31/2008	3,417
San Rafael, California 94901

453-455 Miller Ave.	Leased	5/1/2002	4/31/2012	3,026
Mill Valley, California 94941

575 Sir Francis Drake Blvd.	Leased	7/23/2002	7/31/2012	2,600
Greenbrae, California 94904

100 Sir Francis Drake Blvd.	Leased	11/15/2002	11/15/2017	3,300
San Anselmo, California 94960

630 Las Gallinas Ave., Suite 100	Leased	6/1/2005	6/1/2015	2,500
San Rafael, California 94903

71 Casa Buena Drive	Leased	12/29/2003	12/29/2013	3,746
Corte Madera, California 94925

1652 Tiburon Boulevard	Leased	8/15/2005	8/15/2015	2,230
Tiburon, California 94920

Loan Production Offices:
740 4th Street	Leased	12/31/2005	7/31/2007	300
Santa Rosa, California 95404

50 Old Couthouse Square	Leased	1/1/2007	1/1/2009	1,353
Santa Rosa, California 95404

3017 Douglas Blvd., Ste. 300	Leased	12/1/2007	5/31/2008	108
Roseville, California 95661

Tamalpais Wealth Advisors:
851 Irwin St., Suite 301	Leased	11/1/2002	10/31/2007	2,169
San Rafael, California 94901

630 Las Gallinas Ave.	Leased	7/19/2007	6/30/2008	700
San Rafael, California 94903

Stand Alone ATM Machines:
735 College Ave.	Leased	5/29/2003	5/29/2009	12
Kentfield, California 94904

100 Redhill Boulevard	Leased	9/12/2005	9/12/2008	25
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

From time to time, the Company and/or its subsidiaries is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management is not aware of any material pending legal proceedings to which either it or its subsidiaries may be a party or has recently been a party, which will have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries, taken as a whole.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock trades on the NASDAQ Capital Market System under the symbol EPIK.

At February 29, 2008, 3,818,284 shares of the Company’s common stock, no par value, which reflects the 7% stock dividend declared on January 30, 2007, were outstanding and held by 975 holders of record. The following table sets forth, for the periods indicated, the range of high and low trade prices of the Company’s common stock.

	Sales Price of Common Stock

	High	Low

2007
First Quarter	$15.47	$13.87
Second Quarter	15.35	13.13
Third Quarter	13.96	11.67
Fourth Quarter	12.84	10.35

2006
First Quarter	$15.86	$12.65
Second Quarter	14.39	13.08
Third Quarter	14.02	12.71
Fourth Quarter	13.79	12.85

The prices have been adjusted to reflect the 7% stock dividend declared in 2007. The Company’s closing price on December 31, 2007 was $11.07, compared to the closing price one year earlier of $13.55.

Dividends

The Company initiated a cash dividend program in 2004. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. There are no preferred shares outstanding at this time. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries. See “Supervision and Regulation – Dividends and Other Transfer of Funds.” See also Note 13 to the Consolidated Financial Statements.

The Company paid a cash dividend of $0.05 per share in November 2007 and $0.045 per share in April and August 2007. The Company also declared a 7% stock dividend to be paid on February 14, 2007 to shareholders of record on January 31, 2007. The Company paid four cash dividends of $0.04 per share and paid four cash dividends of $0.03 per share in 2006 and 2005, respectively.

Stock Repurchase

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilultive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. The repurchase plan represents approximately 200,649 shares of the Company’s common stock outstanding as of July 28, 2007, as reported on the Company’s most recent Form 10-Q filed with the SEC on August 10, 2007. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

The following table lists shares repurchased through December 31, 2007 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

September 9-30, 2007	75,000	$12.78	75,000	125,649
October 1-31, 2007	59,776	12.49	134,776	65,873
November 1-30, 2007	61,440	12.15	196,216	4,433

Total	196,216	$12.47	405,992	195,955

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2007 with respect to equity compensation plans. All plans have been approved by the shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a)
	(a)	(b)	(c)

Plan Category

Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	228,121	11.84	—
2006 Incentive Stock Option Plan	79,955	13.49	190,976
2003 Non-Employee Directors’ Stock Option Plan	102,263	12.24	29,347

Equity compensation plans not approved by security holders	—	—	—

Total	410,339	12.26	220,323

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth the results of operations as of December 31, 2007, 2006, 2005, 2004 and 2003. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and the consolidated financial statements and notes thereto included herein.

At or For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Financial Condition Data:
Total assets	$556,815	$503,514	$461,839	$425,610	$301,961
Available-for-sale securities	40,661	26,516	15,118	22,040	—
Held-to-maturity securities	14,515	21,823	28,844	40,851	18,907
Federal Home Loan Bank restricted stock	6,886	5,892	6,198	6,934	3,609
Pacific Coast Bankers’ Bank restricted stock	50	50	50	50	50

Loans receivable, net of allowance for loan losses	464,699	421,335	382,424	325,651	246,418
Deposits	361,175	369,805	313,399	274,620	211,626
Federal Home Loan Bank advances	146,508	86,251	107,812	115,781	65,101
Junior Subordinated Debentures	13,403	13,403	10,310	10,310	10,310
Other liabilities	2,797	3,175	—	—	—
Total stockholders’ equity	32,933	30,881	26,845	23,175	13,874
Statement of Operations Data:
Interest income	$39,041	$35,815	$28,724	$21,602	$17,451
Interest expense	21,482	18,185	11,728	7,602	6,303

Net interest income	17,559	17,630	16,996	14,000	11,148
Provision for loan losses	244	439	632	874	784

Net interest income after provision for loan losses	17,315	17,191	16,364	13,126	10,364
Noninterest income	2,546	2,176	1,634	814	560
Noninterest expenses (4)	13,365	13,036	11,262	8,783	6,405

Income (loss) before income tax expense (benefit)	6,496	6,331	6,736	5,157	4,519
Income tax expense (benefit)	2,287	2,402	2,639	1,709	1,721

Net income (loss)	$4,209	$3,929	$4,097	$3,448	$2,798

Per Share Data:
Earnings (loss) per share—Basic	$1.07	$0.99	$1.04	$0.90	$0.83
Earnings (loss) per share—Diluted	1.07	0.99	1.01	0.87	0.81
Common shares outstanding at end of period	3,818,284	3,960,852	3,937,239	3,922,301	3,356,544
Book value per share	$8.62	$7.80	$6.82	$5.91	$4.13

Performance Ratios and Other Data:
Return on average assets	0.81%	0.81%	0.92%	0.90%	0.97%
Return on average stockholders equity	12.9%	13.8%	16.5%	17.2%	22.2%
Efficiency ratio	66.5%	65.8%	60.5%	59.3%	54.7%

Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	8.3%	9.7%	9.1%	10.0%	9.1%
Total risk based capital	10.2%	10.8%	10.1%	11.0%	10.2%
Tier 1 leverage capital	9.2%	8.6%	7.7%	8.1%	7.5%

Earnings per share, book value per share and common shares outstanding have been adjusted for the January 2007 7% stock dividend.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion address information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found therein as well as the other information presented throughout the report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

In January 2007, the Board of Directors declared a 7% stock dividend. Earnings per share and book value per share amounts have been restated for prior periods to reflect the stock dividend.

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the share of the Company’s common stock over the next twelve months from the approval date in the open market. The repurchase plan represents approximately 200,649 of the Company’s then-outstanding shares as of July 28, 2007, as reported on the Company’s most recent Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 10, 2007. As of December 31, 2007, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2.5 million.

For discussion of stock dividends and share repurchases, see Note 18 of the Notes to Financial Statements.

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

Servicing Asset
The Company services SBA and non-SBA loans for investors and records a related mortgage servicing asset. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. Exposure results from the loan life assumption if loans prepay faster than expected. Exposures results from the discount rate assumption if prime rate adjusts severely and permanently. Such exposures can cause adjustments to the income statement.

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

SUMMARY

Results of Operations

Based on historical results and recent investments in branches and TWA operations, management anticipates that the Company will continue to grow in 2008. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates. Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes.

The Company reported on a consolidated basis net income of $4,209,000 as compared to $3,928,000 for 2007, an increase of $281,000, or 7.1%. Diluted earnings per share was $1.07 for the twelve months ended December 31, 2007 as compared to $0.99 for the twelve months ended December 31, 2007, an increase of 8.1%.

Total assets reached $556,815,000 in 2007, an increase of $53,300,000 or 10.6% from the prior year. Total deposits were $361,175,000 in 2007, a decrease of $8,630,000 or 2.3% from the prior year. Total loans receivable, net were $464,699,000 in 2007 as compared to $421,335,000 in 2006, representing an increase of $43,364,000 or 10.3%.

The increase in net income and fully diluted earnings per share as of December 31, 2007 over the prior year period was primarily the result of the following:

•

Interest income was $39,041,000, an increase of $3,227,000, or 9.0% over 2006. The increase in net income was largely due to the increased earning asset base as a result of an increase in the size of the Bank’s loan portfolio partially offset by a decreased net interest margin from 3.71% to 3.50% in 2007 versus 2006.

•

In 2007, non-interest income increased $370,000, or 17.0% over 2006. The increase in 2007 as compared to the same period prior year was primarily attributable to the following: registered investment advisory services fee income generated by TWA increased $94,000, or 18.6%, loan servicing income increased $18,000, or 11.3%, and other income increased $462,000, or 64.4%. Partially offsetting these increases was a reduction of $207,000, or 26.2%, in the gain on sale of loans associated with the sale of the government guaranteed portion of Small Business Administration loans during 2007 as compared to 2006.

•

The provision for loan losses in 2007 was $244,000, a decrease of $196,000, or 44.5% as compared to the same period prior year. This level is considered adequate by management for probable loan losses inherent in the portfolio.

Partially offsetting the increase in interest income and non-interest income and decrease in the provision for loan losses, which had positive impacts on net income, were increases in interest expense and non-interest expense as follows:

•

Interest expense increased $3,297,000, or 18.1% from 2006 to 2007. Interest expense on deposits increased $2,290,000, or 17.0%, from 2006 to 2007 and is primarily due to rising short-term interest rates and local market competition for deposits. Interest expense on borrowed funds increased $925,000, or 25.4%, in 2007 as compared to the same period prior year.

•

In 2007, non-interest expense increased $330,000, or 2.5% to $13,365,000 in 2007 as compared to the same period prior year. This increase is primarily a result of an increase of $312,000, or 17.6%, in other administrative expenses, $401,000, or 118.9%, increase in professional fees and $105,000, or 28.9%, increase in data processing expenses partially offset by a decrease in salaries and benefits of $599,000, or 7.5%, in 2007 as compared to the same period prior year.

Financial Condition

In 2006 and 2007, the Company’s return on average assets (“ROA”) was 0.81%. The Company’s return on average equity (“ROE”) was 12.89% in 2007 compared to 13.81% in 2006. The decrease in ROE is due to the pressure on the net interest margin in 2007. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining superior credit quality. For the twelve month period from June 2006 to June 2007 (the latest date for which the information is available), the Bank’s market share of total Marin County deposits increased from 4.52% to 4.76%, or 5.0%.

As of December 31, 2007, consolidated total assets were $556,815,000 as compared to $503,514,000 at December 31, 2006, which represents an increase of 10.6%. Contributing to the growth of assets in 2007 was an increase of $43,607,000, or 10.2% in gross outstanding loans, an increase in total investment securities of $6,836,000, or 14.1%, the addition of the BOLI of $10,387,000, or 100% (policy obtained in April 2007), and an increase in FHLB restricted stock of $994,000, or 16.9% partially offset by a decrease in bank premises and equipment, net of $621,000, or 11.8%. The Federal funds sold balance was $567,000 as of December 31, 2007 compared to $8,526,000 as of December 31, 2006.

As of December 31, 2007, consolidated total liabilities were $523,882,000 as compared to $472,634,000 at December 31, 2006, which represents an increase of 10.8%. Contributing to the increase in liabilities in 2007 was an increase in FHLB advances of $60,257,000, or 69.9% as compared to the same period in 2006. This increase is primarily attributable to increased levels of borrowings to support loan growth. Partially offsetting this increase was a decrease in total deposits of $8,630,000, or 2.3% from December 31, 2007 to December 31, 2006 as a result of heightened competition for deposits among banks in general and community banks in particular. Additionally, accrued interest payable and other liabilities decreased $378,000, or 11.9% in 2007 as compared to 2006.

Stockholder’s equity increased $2,052,000, or 6.6% to $32,933,000 in 2007 as compared to the same period prior year.

As of December 31, 2007, TWA had approximately $281.0 million in assets under management as compared to $270.0 million for the same period prior year.

Summary of Quarterly Results of Operations

The following below sets forth the results of operations for the four quarters of 2007 and 2006.

	2007 Quarters Ended				2006 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$9,934	$9,967	$9,624	$9,517	$9,616	$9,343	$8,820	$8,035
Interest expense	5,393	5,454	5,409	5,227	5,206	4,964	4,370	3,645

Net interest Income	4,541	4,513	4,215	4,290	4,410	4,379	4,450	4,390
Provision for loan losses	204	116	10	(86)	38	(69)	327	143

Net interest income after provision for loan losses	4,337	4,397	4,205	4,376	4,372	4,448	4,123	4,247

Noninterest income	692	609	746	500	485	558	639	494
Noninterst expense	3,267	3,552	3,272	3,275	3,116	3,294	3,282	3,341

Income before provision for income taxes	1,762	1,454	1,679	1,601	1,741	1,712	1,480	1,400
Provision for income taxes	623	469	612	583	665	660	571	508

Net Income	$1,139	$985	$1,067	$1,018	$1,076	$1,052	$909	$892
Net Income per common share
Basic	$0.30	$0.25	$0.27	$0.26	$0.27	$0.26	$0.23	$0.22
Diluted	$0.30	$0.25	$0.27	$0.25	$0.27	$0.26	$0.23	$0.22

The per-share amounts have been adjusted for the stock dividend declared in January 2007.

Results of Operations

Net interest income is the difference between the interest earned on loans, investments and other interest earning assets, and its interest expense on deposits and other interest bearing liabilities and is the most significant component of the Company’s earnings.

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

The following sets forth average daily balances of assets, liabilities, and shareholders’ equity during 2007, 2006 and 2005, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2007, 2006 and 2005:

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Year Ended December 31,
(dollars in thousands)	2007			2006			2005

		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

Assets
Investment securities - Muni’s (1,2)	$3,116	$123	5.57%	$—	$—	—	$—	$—	—
Investment securities - Taxable (2)	49,496	$2,327	4.70%	46,893	1,902	4.06%	55,828	1,811	3.24%
Other investments	5,348	293	5.48%	6,035	324	5.37%	6,519	286	4.39%
Interest bearing deposits in other financial institutions	899	40	4.45%	1,167	44	3.77%	936	43	4.59%
Federal funds sold	3,129	161	5.15%	6,378	314	4.92%	2,674	86	3.22%
Loans (3)	439,262	36,097	8.22%	415,368	33,230	8.00%	371,024	26,497	7.14%

Total Interest Earning Assets	501,250	39,041	7.79%	475,841	35,814	7.53%	436,981	28,723	6.57%
Allowance for loan losses	(4,663)			(4,528)			(4,017)
Cash and due from banks	4,425			5,377			5,623
Net premises, furniture and equipment	4,998			4,927			3,198
Other assets	14,426			5,035			4,892

Total Assets	$520,436			$486,652			$446,677

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,513	46	0.61%	$7,301	45	0.62%	$7,531	49	0.65%
Savings deposits (4)	153,199	6,336	4.14%	155,426	6,176	3.97%	127,622	3,292	2.58%
Time deposits	183,671	9,415	5.13%	161,739	7,286	4.50%	137,459	4,377	3.18%
Other borrowings	103,088	4,562	4.43%	101,051	3,636	3.60%	120,720	3,266	2.71%
Junior Subordinated Debentures	15,135	1,123	7.42%	11,524	1,041	9.03%	10,310	743	7.21%

Total Interest Bearing Liabilities	462,606	21,482	4.64%	437,041	18,184	4.16%	403,642	11,727	2.91%
Noninterest deposits	20,764			17,874			15,610
Other liabilities	4,408			3,291			2,653

Total Liabilities	487,778			458,206			421,905
Shareholders’ Equity	32,660			28,446			24,772

Total Liabilities and Shareholders’ Equity	$520,438			$486,652			$446,677

Net interest income		$17,559			$17,630			$16,996

Net interest spread (5)			3.15%			3.37%			3.66%
Net interest margin (6)			3.50%			3.71%			3.89%

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

In 2007, the Bank’s net interest income before the provision for loan losses decreased $71,000 over 2006 and was impacted by a higher cost of funds driven by competition for deposits, as well as increased levels of borrowings to support loan growth. In 2006, the Bank’s net interest income before provision for loan losses increased $634,000, or 3.7% as compared to the same period in 2005. The increase is attributable to a strong growth in loans as well as higher yields due to an increasing rate environment.

2007 Compared to 2006

In 2007, the Bank’s net interest margin (“NIM”) was 3.50%, a decrease from the NIM of 3.71% in 2006. The decrease in the NIM in 2007 as compared to the same period prior year is primarily attributable to funding costs increases not being offset fully by rising yields on loans and investments due to relatively stable intermediate and long-term interest rates.

The Bank’s yield on average interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.79% in 2007 as compared to 7.53% in 2006. The yield on the loan portfolio increased twenty two basis points from 8.00% in 2006 to 8.22% in 2007 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank. The yield on the loan originations were at higher yields and maturities and paydowns of loans at lower yields. The yield on the Bank’s Federal funds sold increased to 5.15% in 2007 from 4.92% in 2006. The increase in the yield for the Federal funds sold is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006. Partially offsetting these increases in the interest rates, the Federal Reserve Board decreased the Federal funds interest rate by 50, 25 and 25 basis points in September, October and December 2007, respectively. The average balance for investment securities in 2007 of $52,612,000, which represents an increase of 12.2% from 2006, and an increase in yield from 4.06% in 2006 to 5.14% in 2007. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. Other investments and interest bearing deposits in other financial institutions increased eleven and sixty eight basis points, respectively, from 2007 as compared to 2006.

The rate paid on average interest bearing liabilities increased from 4.16% in 2006 to 4.64% in 2007 due to increased competition for deposits. The rate paid on savings deposits increased from 3.97% to 4.14% from 2007 as compared to 2006 and time deposits increased sixty three basis points from 4.50% to 5.13% from 2007 as compared to 2006. The increases are attributable to higher rates offered on these products. The rate on other borrowings increased eighty three basis points from 2006 as compared to 2007 as a result of the previously discussed changes in market interest rates originating from prior actions taken by the Federal Reserve Board as described in the paragraph above. The Federal Reserve reduced rates by 125 basis points in January 2008. The Company anticipates that the rates paid on these liabilities will begin to decrease in the future as the certificates of deposits mature and reprice with the current lower interest rates. The junior subordinated debentures decreased one hundred sixty one basis points in 2007 as compared to 2006. The decrease in the interest rate paid on debentures is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bear a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which had bear a floating interest rate of three-month LIBOR plus 3.65%, which was redeemed from the proceeds of the new issuance.

2006 Compared to 2005

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

	Year ended December 31, 2007			Year ended December 31, 2006
	Compared to Year ended December 31, 2006			Compared to Year ended December 31, 2005

	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase/(decrease) in
Interest Income
Investment securities	$247	$301	$548	$(318)	$409	$91
Other investments	(38)	7	(31)	(22)	60	38
Interest-bearing deposits	(11)	7	(4)	10	(9)	1
Federal Funds Sold	(167)	14	(153)	165	63	228
Loans	1,947	920	2,867	3,357	3,374	6,731

	1,978	1,249	3,227	3,192	3,897	7,089

Increase/(decrease) in
Interest Expense
Interest-bearing checking	1	(0)	1	$(1)	$(3)	(4)
Savings deposits	(89)	249	160	829	2,053	2,882
Time Deposits	1,056	1,073	2,129	869	2,040	2,909
FHLB and other borrowings	76	851	927	(589)	960	371
Junior Subordinated Debt	289	(208)	81	95	202	297

	1,333	1,965	3,298	1,203	5,252	6,455

Increase/(decrease) in
Net Interest Income	$645	$(716)	$(71)	$1,989	$(1,355)	$634

Non-interest Income

Non-interest income is comprised of gain on sale of loans, net, loss on sale of securities, net, fees generated by TWA and other income. Non-interest income for the years ended December 31, 2007, 2006, and 2005 was $2,546,000, $2,176,000 and $1,634,000, respectively, for an increase of $370,000, or 17.0% for the year ended December 31, 2007, as compared with the same period in 2006, and an increase of $542,00 or 33.2% for the year ended December 31, 2006 as compared with the same period in 2005.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Year Ended
	2007	2006	2005

	(Dollars in thousands)
Gain on sale of loans, net	$585	$792	$581
Loss on sale of securities, net	—	(2)	—
Loan servicing	179	161	65
Registered Investment Advisory Services fee income	601	507	458
Other income	1,181	718	529

Total	$2,546	$2,176	$1,633

In 2007, the gain on sale of loans, net, decreased $207,000, or 26.1%. This decrease was primarily due to the $6.2 million sale of the government guaranteed portion of seventeen Small Business Administration (“SBA”) loans and one Business & Industry (“B&I”) loan for $1.6 million that was sold through the United States Department of Agriculture (“USDA”) in 2007 versus the sale of $7.8 million of the government guaranteed portion of eighteen SBA loans for the same period in 2006. The reason for the decline in the gain on sale of loans was that the loans were sold at lower yields in 2007 as compared to 2006. In 2006 as compared to the same period prior year, the increase in gain on sale of loans of $211,000 was due to the sale of the government guaranteed portions of eighteen SBA loans versus the sale of the government guaranteed portion of thirteen SBA loans.

Loan servicing in 2007 was $179,000, representing an increase of $18,000, or 11.2% over the same period the prior year. Loan servicing in 2006 was $161,000, representing an increase of $96,000, or 146.4% over the same period prior year. These increases are attributable to the increase in the number of loans that the Bank is servicing for others.

Advisory Services fee income increased $94,000, or 18.5% in 2007 as compared to the same period prior year. This increase is primarily attributable to the growth provided by TWA in financial advisory services inclusive of investment management and financial planning to high-net worth individuals, families and institutions. In 2006, TWA generated investment and advisory services fee income of $507,000, an increase of $49,000 from the same period prior year. The increase is primarily attributable to the growth of TWA’s assets under management.

In 2007, TWA had approximately $281.0 million in assets under management of which $55.2 million represents the Bank’s investment portfolio. In 2006, TWA had approximately $270.0 million in assets under management of which $48.1 million represents the Bank’s investment portfolio. The Company anticipates that TWA will grow in 2008; however, due to the uncertainties involved in staffing, marketing and growing the client base, the Company makes no assurance that TWA will generate significant revenue in 2008 or that it will be profitable on a stand-alone basis.

TWA has required capital infusions from the Company. In 2007, 2006 and 2005, capital infusions totaled $115,000, $436,000 and $794,000, respectively.

Other income increased $463,000, or 64.5% in 2007 as compared to the same period prior year. The increase is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which contributed $387,000 to other income. NSF fees increased $119,000 as a result of management’s efforts to increase service charges on checks drawn against insufficient funds and prepayment penalties on loans increased $117,000. Partially offsetting these increases was a decrease in miscellaneous fee income of $61,000.

Other income increased $269,000 in 2006 as compared to the same period prior year. The increase is primarily related to an increase in miscellaneous fee income, NSF fees, miscellaneous income, debit card fee income and late charges on loans partially offset by a decrease in prepayment penalties on loans and loan brokerage fee income.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the years ended December 31, 2007, 2006 and 2005 was $13,365,000, $13,036,000 and $11,262,000, respectively. The increase for the year ended December 31, 2007 was $329,000, or 2.5% as compared with the same period in 2006 and the increase for the year ended December 31, 2006 was $1,774,000, or 15.7% as compared with the same period in 2005.

	For the Year Ended

	2007	2006	2005

	(Dollars in thousands)
Salaries and benefits	$7,336	$7,935	$6,450
Occupancy	1,469	1,410	1,164
Advertising	369	368	357
Professional	738	337	488
Data processing	469	364	698
Equipment and depreciation	900	851	571
Other administrative	2,084	1,771	1,534

Total	$13,365	$13,036	$11,262

Salaries and benefits are the largest components of non-interest expense. In 2007, salaries and benefits decreased by $599,000, or 7.5% primarily due to the timing of when full time equivalent (“FTE”) employees were hired during the respective periods as compared to the same period prior year. The number of FTE employees increased to 77 as of December 31, 2007, up from 75 at December 31, 2006. Partially offsetting these decreases, the Company had regular salary adjustments and higher medical benefits and workers’ compensation costs for 2007 as compared to 2006. Additionally, annual bonuses to certain employees and officers of the Company were paid in 2007 whereas there were no comparable bonus payouts in 2006.

In 2006, salaries and benefits costs increased by $1,485,000, or 23.0% primarily due to the Bank hiring staff for its retail branches including the opening of one new full service branch in 2006, the opening of a loan production center, and the Company hiring additional staff to support the longer term growth of the Company.

The 2007 increase of $59,000, or 4.2% in occupancy and equipment costs is largely due to the Company occupying new leased spaces which includes the addition of the Bank’s Tiburon/Belvedere branch which opened in September 2006. Additionally, there were annual rent increases in the branch and administrative facilities.

The 2006 increase of $246,000, or 21.1% in occupancy and equipment costs is largely due to the Company and TWA occupying new leased spaces which includes the addition of the Bank’s Corte Madera branch which opened in September 2005, the Tiburon/Belvedere branch which opened in 2006 and the new lease the Company signed which consolidates the loan, executive and administrative personnel in one facility. Additionally, there were annual rent increases in the branch and administrative facilities.

Advertising costs from 2006 to 2007 remained relatively unchanged. The 2006 increase of $11,000, or 3.0% as compared to the same period prior year is largely due to the growth of the Bank and the different campaigns that the Bank as well as TWA held during the year.

Professional services increased $401,000, or 119% in 2007 compared to the same period prior year. The increase is largely attributable to the Company obtaining additional outside consulting services for compliance and marketing as a result of the growth of the Company compared to the same period prior year. Professional services decreased $151,000, or 30.9% in 2006 compared to the same period prior year as a result of having less outside consulting expenses in 2006 as a result of more services that were needed in 2005 as a result of the 2005 data processing system conversion.

Data processing costs increased $105,000, or 28.8% in 2007 as compared to 2006 and is attributable to the additional data processing costs as a result of the growth in the Company. In 2006 data processing costs were $364,000, a decrease of $334,000, or 47.8%. The decrease is primarily attributable to the core data processing systems conversion which occurred in July 2005 from FPS Gold, of Provo, Utah to OSI, of Glastonbury, Connecticut.

The 2007 increase of $84,000, or 10.1% in depreciation and amortization expense over the same period prior year is primarily attributable to new purchase and leasehold improvements of the Company as a result of the growth.

The 2006 increase of $287,000, or 53.2% in depreciation and amortization expense over the same period prior year is primarily attributable to new purchases and leasehold improvements of the Company.

Other administrative expenses in 2007 of $2,084,000 represents an increase of $313,000, or 17.7% increase over 2006. The increase is attributable to a nonrecurring expense of $200,000 for the expensing of unamortized placement fees on the $10 million for the trust preferred securities which were paid off on October 1, 2007, an increase in ATM/debit card expenses of $28,000, FDIC insurance premiums of $28,000, amortization expense of the Affordable Housing Project of $119,000 and loan loss reserve for off balance sheet commitments of $73,000 partially offset by a decrease in office supplies of $28,000 and compensation cost of $103,000.

Other administrative expenses in 2006 increased $238,000, or 15.5% and is primarily attributable due to the growth in activity of the Company.

The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) increased over the prior year and was at 66.5% for 2007. In 2006, the Company’s efficiency ratio was 65.8%.

Provision for Loan Losses

As of December 31, 2007, the provision for loan losses was $244,000 as compared to $439,000 for the same period in 2006, representing a decrease of $196,000, or 44.5%. The decrease in the provision was the result of a continued strong asset quality as calculated through the Company’s internal loan grading system. The provision for loan losses was $439,000 as of December 31, 2006, a $192,000, or 30.4% decrease as compared to the same period prior year. The decrease primarily relates to managements calculation of the adequacy of the allowance for loan losses and slower growth in the Bank’s loan portfolio.

Income Taxes

The Company reported a provision for income taxes of $2,287,000, $2,403,000 and $2,639,000 for years 2007, 2006 and 2005, respectively, resulting in an effective tax rate of 35.2%, 37.9% and 39.2%, respectively. These provisions reflect accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The decrease of $116,000 from 2007 as compared to 2006 is primarily attributable to the Company obtaining a BOLI policy in April 2007 (the income from BOLI is tax-free), earnings on qualified municipal securities which were tax-free and CRA investment credits. The decrease of $237,000 from 2006 as compared to 2005 is primarily attributable to a decreased pre-tax income in 2006 as compared to 2005. There are normal fluctuations in the effective tax rate from year to year based on the relationship of net permanent differences to income before taxes.

The Company has not been subject to an alternative minimum tax (AMT). See Note 12 of the Notes to the Consolidated Financial Statements for additional discussion of the Provision for Income Taxes.

FINANCIAL CONDITION

Investment Securities

The Company purchases mortgage-backed securities and other investments as a source of interest income, credit risk diversification, manage rate sensitivity, and maintain a reserve of readily saleable assets to meet liquidity and loan requirements. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. Investment securities are held in safekeeping by an independent custodian.

As of December 31, 2007 and 2006, the carrying values of securities pledged were $55,175,000 and $48,339,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet the overall liquidity requirements.

As of December 31, 2007, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. As of December 31, 2006, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities and agency collateralized mortgage obligations. The Company also owned $6,886,000 and $5,892,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of December 31, 2007 and December 31, 2006, respectively. Interest-bearing time deposits in other financial institutions amounted to $627,000 and $987,000 as of December 31, 2007 and December 31, 2006, respectively.

At December 31, 2007, $14,515,000 of the securities were classified as held-to-maturity and $40,661,000 of the securities were classified as available-for-sale. At December 31, 2006, $21,823,000 of the securities were classified as held-to-maturity and $26,516,000 of the Company’s securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 30, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,687	$180	$(132)	$15,735
U.S. Agency Securities	7,409	65	—	7,474
Municipal Securities	5,799	98	(17)	5,880
Collateralized Mortgage Obligations	11,420	152	—	11,572

Total Available-for-sale	$40,315	$495	$(149)	$40,661

Held-to-maturity
Mortgage backed securities	$14,515	$2	$(192)	$14,325

	As of December 30, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,202	$27	$(239)	$12,990
U.S. Agency Securities	5,858	6	—	5,864
Collateralized Mortgage Obligations	7,660	10	(8)	7,662

Total Available-for-sale	$26,720	$43	$(247)	$26,516

Held-to-maturity
Mortgage backed securities	$21,823	$—	$(389)	$21,434

	As of December 30, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,555	$—	$(437)	$15,118

Total Available-for-sale	$15,555	$—	$(437)	$15,118

Held-to-maturity
Mortgage backed securities	$28,844	$24	$(695)	$28,173

	As of December 31,

	2007		2006		2005

	Balance	Yield	Balance	Yield	Balance	Yield

	(Dollars in Thousands)
Available for sale
Mortgage backed securities	$15,735	4.76%	$12,990	4.01%	$15,555	3.34%
U.S. Agency Securities	$7,474	5.35%	$5,864	5.20%	—	—%
Municipal Securities	$5,880	3.98%	$—	—%	—	—%
Collateralized Mortgage Obligation	$11,572	5.55%	$7,662	5.66%	—	—%

	$40,661	4.98%	$26,516	5.09%	$15,555	3.34%

Held to maturity
Mortgage backed securities	$14,515	4.17%	$21,823	4.37%	$28,844	3.76%

Loans

Loans, net, increased by $43,364,000, or 10.3% as of December 31, 2007 as compared to the same period prior year. During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)

One-to-four family residential	$22,098	$16,742	$16,995	$13,878	$11,403
Multifamily residential	123,077	120,287	121,176	126,099	97,941
Commercial real estate	246,258	220,049	183,288	147,357	112,217
Land	9,369	8,316	9,777	9,150	8,039
Construction real estate	28,988	33,188	26,003	9,157	12,071
Consumer loans	2,045	2,545	2,785	3,925	2,318
Commercial, non real estate	36,250	23,553	24,725	17,746	3,780

Total gross loans	468,085	424,680	384,749	327,312	247,769
Net deferred loan costs	1,529	1,327	1,907	1,939	1,375
Total loans receivable, net of deferred loan costs	469,614	426,007	386,656	329,251	249,144

Allowance for loan losses	(4,915)	(4,672)	(4,232)	(3,600)	(2,726)

Loans receivable, net	$464,699	$421,335	$382,424	$325,651	$246,418

Outstanding loan commitments at December 31, 2007 and December 31, 2006 primarily consisted of undisbursed construction loans, lines of credit, and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. The Bank does not have any concentrations in the loan portfolio by industry or group of industries, however as of December 31, 2007 and December 31, 2006, approximately 89.8% and 93.6%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible. Although management believes this concentration to have no more than the normal risk of collectibility, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectibility of these loans and require an increase in the provision for loan losses which could adversely affect the Company’s future prospects, results of operations, profitability and stock price. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however there is no assurance that losses will not occur under such circumstances.

In extending credit and commitments to borrowers, the Company generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Company’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Company secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

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

During the second quarter of 2006, the Company purchased $16.6 million of participated construction loans. These loans consisted of 23 participated construction loans purchased with balances ranging from $382,000 to $1,392,000. All of the loans are residential spec construction loans, and the majority of the loans are located in the Southern California beach communities of Manhattan Beach, Hermosa Beach, and Redondo Beach. The loan participations were purchased with original terms of twelve to eighteen months. The loans have floating interest rates equal to the Prime rate. As of December 31, 2007, the remaining balance of the participated loans was $1.7 million.

As of December 31, 2007 and 2006, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets for the repricing percentages of the adjustable rate loans as of December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006

Reprice within one year	44.8%	56.4%
Reprice within one to two years	5.3%	7.8%
Reprice within two to three years	12.3%	5.0%
Reprice within three to four years	8.8%	10.5%
Reprice within four to five years	18.0%	10.1%
Reprice after five years	10.7%	10.2%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans as of December 31, 2007 and December 31, 2006. At those dates, the Company had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	At December 31, 2007

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$—	$—	$22,098	$22,098
Multifamily residential	—	2,594	120,483	123,077
Commercial real estate	6,878	3,145	236,235	246,258
Land	1,290	7,517	562	9,369
Construction real estate	23,605	5,383	—	28,988
Consumer loans	1,321	699	25	2,045
Commercial, non real estate	8,557	23,239	4,454	36,250

Total	$41,651	$42,577	$383,857	$468,085

Loans with predetermined interest rates	$—	$483	$144	$627
Loans with floating or adjustable interest rates	41,651	42,094	383,713	467,458

	$41,651	$42,577	$383,857	$468,085

	At December 31, 2006

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$—	$—	$16,742	$16,742
Multifamily residential	2,304	489	117,494	120,287
Commercial real estate	870	1,409	217,770	220,049
Land	1,895	6,421	—	8,316
Construction real estate	29,598	3,590	—	33,188
Consumer loans	2,325	220	—	2,545
Commercial, non real estate	15,896	4,082	3,575	23,553

Total	$52,888	$16,211	$355,581	$424,680

Loans with predetermined interest rates	$945	$—	$644	$1,589
Loans with floating or adjustable interest rates	51,943	16,211	354,937	423,091

	$52,888	$16,211	$355,581	$424,680

Allowance for Loan Losses

The Company assesses and manages credit risk on an ongoing basis through a credit culture that emphasizes excellent credit quality, extensive internal monitoring and established formal lending policies. Additionally, the Company contracts with an outside loan review consultant to periodically review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company’s loan portfolio is critical for profitability and growth. Management strives to continue its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio.

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management has instituted loan policies which includes using grading standards and criteria similar to those employed by bank regulatory agencies, to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Management conducts a critical evaluation of the loan portfolio quarterly. This evaluation includes an assessment of the following factors: the results of the internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions.

There are limitations to any credit risk grading process. The volume of loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. At December 31, 2007 and December 31, 2006 the allowance for loan losses was 1.05% and 1.10%, respectively of loans outstanding. As of December 31, 2007 and 2006, charge-offs of loans totaled $1,000 and $0, respectively, and there were no recoveries on previously charged-off loans. There was one nonperforming loan as of December 31, 2007 and there were no nonperforming loans as of December 31, 2006. The ratio of the allowance for loan losses to nonperforming loans was 1054.7% as of December 31, 2007. Although the Company deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,
	2007	2006	2005	2004	2003

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$469,613	$426,007	$386,657	$329,251	$249,144
Average Amount of Loans Outstanding	439,262	415,368	371,024	291,999	215,041
Period end non-performing loans outstanding	466	—	35	393	—

Loans Loss Reserve Balance, Beginning of Period	$4,671	$4,232	$3,600	$2,726	$1,942
Net Charge-offs	(1)	—	—	—	—
Recoveries	—	—	—	—	—
Additions/(Reductions) charged to operations	245	439	632	874	784

Allowance for Loan and Lease Loss, End of Period	$4,915	$4,671	$4,232	$3,600	$2,726

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%	0.00%	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.05%	1.10%	1.09%	1.09%	1.09%

Nonperforming Loans

The Bank’s loan quality remains strong with one nonperforming loan of $466,000 at December 31, 2007 and $0 at December 31, 2006. The Company’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through December 31, 2007, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	Balances as of December 31,

	2007	2006	2005	2004	2003

	(Dollars in Thousands)
Non-accrual loans
One-to-four family residential	$—	$—	$—	$—	$—
Multifamily residential	—	—	—	393	—
Consumer	—	—	35	—	—
Commercial real estate	466	—	—	—	—

	$466	$—	$35	$393	$—

Restructured Loans	—	—	—	—	—
Nonperforming assets as a percent of total loans	0.10%	0.00%	0.01%	0.12%	0.00%

Nonperforming assets as a percent of total assets	0.08%	0.00%	0.01%	0.09%	0.00%
Allowance for Loan Losses	$4,915	$4,671	$4,232	$3,600	$2,726
Allowance for Loan Losses/loans outstanding at period end	1.05%	1.10%	1.09%	1.09%	1.09%

As of December 31, 2007, there was one commercial real estate loan on non-accrual status for $466,000 which is located in the Bank’s primary market area. This loan is sixty days delinquent and the property is being marketed for sale. Due to the estimated loan-to-value ratio of less than 55%, the Bank does not expect to recognize a loss on this loan and anticipates recovering all principal and interest. As of December 31, 2006, there were no loans classified as non-accrual.

In addition, as of December 31, 2007, there were three loans totaling $1,563,000 which have been placed on the internal “watch list” for special mention and loss potential and are being closely monitored. These loans have been categorized as Special Mention of which $606,000 was a multifamily loan and $957,000 were commercial real estate loans. These loans are in various stages of collection; however, no assurance can be given that the Company will be successful in collecting all of these loans or that there is adequate loan loss reserves established for these loans. As of December 31, 2006, there were no loans classified as non-accrual and $3,280,000 in loans were categorized as Special Mention. As of December 31, 2006 and 2007 there were no restructured loans.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,

	2007	2006	2005	2004	2003

	(Dollars in Thousands)
Loans delinquent 60-89 days and accruing
Commercial real estate	$139	$1,137	$308	$—	$—
Consumer loans	—	—	—	—	—
Multifamily	414	268	—	—	—
Land and Construction	—	531	534	—	—
Commercial, non real estate	—	—	—	62	—

	$553	$1,936	$842	$62	$—

Loans delinquent 90 days or more and accruing Commercial real estate	$—	$—	$—	$—	$—
Land and Construction	—	—	—	—	121

	$—	$—	$—	$—	$121

Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate in the future. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

Criticized and Classified Assets

The following table presents the Company’s criticized and classified assets as of the dates indicated:

	As of December 31,

	2007	2006	2005

Criticized Assets
One-to-four family residential	$—	$—	$—
Multifamily residential	606	2,572	755
Commercial real estate	957	706	1,041
Land	—	—	—
Construction real estate	—	—	—
Consumer, non real estate	—	—	—
Commercial, non real estate	—	3	3,283

Special mention	$1,563	$3,281	$5,079

Classified Assets
One-to-four family residential	$—	$—	$—
Multifamily residential	736	—	—
Commercial real estate	2,110	162	163
Consumer, non real estate	—	—	35
Construction real estate	—	—	3,755
Land	—	531	534

Substandard loans	$2,846	$693	$4,487

Total classified assets	$2,846	$693	$4,487

Classified assets to total assets	0.51%	0.14%	0.97%
Classified assets to stockholders’ equity	8.64%	2.24%	16.71%
Allowance for loan losses to total classified assets	173%	674%	94%

As of December 31, 2007, the Company identified two loans totaling $2,846,000 has a higher than normal risk of loss and has been classified as substandard. Substandard loans that are still performing include a $2,110,000 commercial real estate loan and $736,000 in a multifamily loan. Both of these loans are located in the Bank’s primary market areas. As of December 31, 2006, the Company identified two loans totaling $693,000 and were classified as substandard. The land loan for $531,000 is a performing loan which was previously in foreclosure and is located in the Bank’s primary market area. The commercial real estate loan for $162,000 is a performing loan and is located in the Bank’s primary market area.

With the exception of these loans, management is not aware of any loans as of December 31, 2007 where the known credit problems of the borrower would cause it to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot predict the extent to which the current economic environment may persist or worsen or the full impact such environment may have on the Company’s loan portfolio. Furthermore, management cannot predict the results of any subsequent examinations of the Company’s loan portfolio by the banking regulatory agencies. Accordingly, there can be no assurance that other loans will be classified as discussed above.

Refer to Note 3 and 4 of the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts, and certificates of deposits) from the Bank’s market areas. At December 31, 2007, total deposits were $361,175,000 representing a decrease of $8,630,000, or 2.33% over the December 31, 2006 balance. The Company’s deposit growth plan for 2007 was to concentrate its efforts on increasing noninterest-bearing demand accounts. As of December 31, 2007, these accounts increased $5,120,000, or 28.2% as compared to the same period prior year. However, due to the competitive rate environment, the company experienced decreases in the interest bearing demand, money market and savings and time deposits greater than $100,000 accounts.

The Company obtained wholesale deposits through deposit brokers of $32.1 million (8.9% of deposits) and $13.1 million (3.5% of deposits) and through non-brokered wholesale sources of $46.2 million (12.8% of deposits) and $28.4 million (7.7% of deposits) as of December 31, 2007 and 2006, respectively. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of December 31, 2007, Reserve Fund deposits were $16.0 million as compared to deposit balance of $15.4 million as of December 2006. The Bank pays an interest rate equivalent to the effective Federal Funds rate plus 20 basis points. As of December 31, 2007 the rate was 4.73% as compared to a rate of 5.64% as of December 31, 2006.

On November 1, 2007, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 4.03% and matures on January 31, 2008. On September 4, 2007, the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 4.62% and matures on February 27, 2008. Assets pledged as collateral to the State consists of $22.9 million of the investment securities portfolio as of December 31, 2007.

In an effort to expand the Company’s market share, the Company is continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004, one new branch in 2005, and one new branch in the third quarter 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2007			December 31, 2006			December 31, 2005

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Noninterest-bearing deposits	$23,255	6.4%	0.00%	$18,135	4.9%	0.00%	$17,310	5.5%	0.00%
Interest-bearing checking deposits	6,874	1.9%	0.18%	8,433	2.3%	0.61%	7,519	2.4%	0.30%
Money Market and savings deposits	138,276	38.3%	3.55%	150,012	40.6%	4.48%	148,371	47.3%	3.38%
Certificates of deposit $100,000 or more	110,588	30.6%	4.72%	129,011	34.9%	5.14%	58,856	18.8%	3.56%
Certificates of deposit less than $100,000	82,182	22.8%	4.77%	64,214	17.4%	4.97%	81,343	26.0%	3.69%

Total deposits	$361,175	100.0%	3.89%	$369,805	100.0%	4.49%	$313,399	100.0%	3.23%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	December 31, 2007			December 31, 2006			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Retail certificates of deposit	$114,469	59.4%	4.85%	$151,692	78.5%	5.11%	$116,786	83.3%	3.80%
Brokered certificates of deposit	32,082	16.6%	4.76%	13,124	6.8%	4.72%	15,492	11.1%	2.68%
Non-brokered wholesale certificates of deposit	46,219	24.0%	4.47%	28,409	14.7%	5.10%	7,921	5.6%	3.06%

Total time deposits	$192,770	100.0%	4.74%	$193,225	100.0%	5.08%	$140,199	100.0%	3.63%

The following schedule shows the maturity of our time deposits as of December 31, 2007:

	$100,000 or more			Less than $100,000

	Amount	Deposit Mix	Weighted Average Rate	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$56,112	50.7%	4.65%	$23,362	28.4%	4.75%
Over 3 through 6 months	25,183	22.8%	4.93%	18,963	23.1%	4.86%
Over 6 through 12 months	24,044	21.7%	4.80%	20,915	25.4%	4.72%
Over 12 months through 2 years	1,984	1.8%	4.83%	8,106	9.9%	4.77%
Over 2 through 3 years	1,116	1.0%	4.71%	3,559	4.3%	4.74%
Over 3 through 4 years	849	0.8%	5.45%	4,174	5.1%	4.79%
Over 4 through 5 years	1,300	1.2%	4.71%	3,103	3.8%	4.68%

Total	$110,588	100.0%	4.76%	$82,182	100.0%	4.77%

Contractual Obligations

The Company has entered into non-cancelable contracts for leased premises and other agreements. The Company has no capital leases. The following table summarizes our significant contractual obligation and commitments as of December 31, 2007.

Contractual Obligations at December 31,	< 1 year	1-3 years	3-5 years	> 5 years	Total

Operating leases	$909,000	$1,642,000	$1,609,000	$1,728,000	$5,888,000
Borrowings	34,422,500	90,090,000	21,995,000	—	146,507,500
Subordinated debt	—	—	—	13,403,000	13,403,000

	$35,331,500	$91,732,000	$23,604,000	$15,131,000	$165,798,500

Borrowed Funds

In response to the current market’s strong competition for deposit accounts, the Company has supplemented its funding base by increasing FHLB borrowings. The borrowings obtained in 2007 have generally been at lower rates and longer terms than alternative retail certificate of deposits. The average term of FHLB borrowings has also been extended as a means to control interest rate risk.

The Company has secured advances from the Federal Home Loan Bank at December 31, 2007 and December 31, 2006 amounting to $146.5 million and $86.3 million, respectively, a 69.9% increase. The increase in FHLB borrowings was primarily due to funding the temporary differences of funds generated from retail deposits versus the rate of growth of the loan portfolio. As of December 31, 2007, unused borrowing capacity at the FHLB was $107.0 million. Assets pledged as collateral to the FHLB consisted of $228.2 million of the loan portfolio and $25.3 million of the investment securities portfolio as of December 31, 2007. As of December 31, 2006, the unused borrowing capacity at the FHLB was $127.0 million and assets pledged as collateral to the FHLB consisted of $188.3 million of our loan portfolio and $25.0 million of our investment securities portfolio as of December 31, 2006. The advances have been outstanding at varying levels as of December 31, 2007. Total interest expense on FHLB borrowings as of December 31, 2007 and 2006 was $4,561,000 and $3,636,000, respectively.

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

Included in the FHLB borrowings of $146.5 million, as of December 31, 2007, the Company has borrowings outstanding of $99.1 million with FHLB for Advances for Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low–and-moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed for the 2007 year is 5% of total assets as of previous year end.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At December 31, 2007		At December 31, 2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$22,423	3.69%	$14,000	3.66%
Over 3 through 6 months	4,000	3.65%	9,000	3.12%
Over 6 through 12 months	8,000	4.03%	19,256	3.35%
Over 12 months through 2 years	42,000	4.55%	16,000	3.81%
Over 2 through 3 years	48,090	4.52%	10,000	4.85%
Over 3 through 4 years	19,995	4.69%	17,995	4.84%
Over 4 through 5 years	2,000	4.64%	—	0.00%

Total	$146,508	4.38%	$86,251	3.95%

One year	$34,423
Two years	42,000
Three years	48,090
Four years	19,995
Five Years	2,000

3 months	$22,423
3 to 12 months	12,000
1 to 5	112,085

	At or For the Year Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

FHLB advances:
Average balance outstanding	$103,088	$101,051	$120,720
Maximum amount outstanding at any month-end during the period	146,508	126,088	130,068
Balance outstanding at end of period	146,508	86,251	107,812
Average interest rate during the period	4.43%	3.60%	2.71%
Average interest rate at end of period	4.38%	3.95%	3.02%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The security matures on June 30, 2032 but was callable after September 30, 2007. The interest rate on the debentures was paid quarterly at the three-month LIBOR plus 3.65%. The debenture was subordinated to the claims of depositors and other creditors of the Bank. In October 2007, the Company paid off the $10 million debentures.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 basis points. As of December 31, 2007, the interest rate was 6.87%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of December 30, 2007, the interest rate was 6.56%. The debenture is subordinated to the claims of deposits and other creditors of the Bank. The proceeds were used to pay off the debenture issued in 2002.

Total interest expense attributable to the junior subordinated debentures as of December 31, 2007 and 2006 was $1,123,000 and $1,041,000 respectively.

Capital Resources

Stockholders’ equity increased by $2,052,000 to $32,933,000 as of December 31, 2007 as compared to $30,881,000 as of December 31, 2006. The increase was attributable to net income of $4,209,000, stock options exercised of $248,000, amortization of deferred compensation – incentive stock options of $265,000, excess tax benefits from share-based compensation of $17,000 and unrealized security holding gains of $330,000 partially offset by $561,000 dividends declared during the year and $2,456,000 in redemption and retirement of stock.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments. The guidelines require that a portion of total capital be core, or Tier 1 capital consisting of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average assets.

As of December 31, 2007 and 2006, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC. The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

As of December 31, 2006:

Total capital to risk-weighted assets	$47,676	10.8%	$35,316	8.0%	$44,350	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%

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

To meet liquidity needs, the Company maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of December 31, 2007, liquid assets were comprised of $567,000 in Federal funds sold, $627,000 in interest-bearing deposits in other financial institutions, $4,458,000 in cash and due from banks, and $40,661,000 in available-for-sale securities. Those liquid assets equaled 8.3% of total assets at December 31, 2007. As of December 31, 2006, liquid assets were comprised of $8,526,000 in Federal funds sold, $987,000 in interest-bearing deposits in other financial institutions, $3,750,000 in cash and due from banks, and $26,516,000 in available-for-sale securities. The liquid assets equaled 7.9% of total assets at December 31, 2006.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings. The Bank anticipates that the Federal funds lines and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity. As of December 31, 2007, the Bank had lines of credit totaling $127.0 million available. These lines of credit consist of $20.0 million in unsecured lines of credit with two correspondent banks, and approximately $107.0 million in a line of credit through pledged loans and securities with the FHLB San Francisco. In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

For non-banking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. The Company expects cash dividends paid by the Bank to the Company to be sufficient to meet payment schedules. As of December 31, 2007 and December 31, 2006, there were $561,000 and $592,000 in dividends paid by the Company to the shareholders, respectively.

Net cash provided by operating activities totaled $4.9 million as of December 31, 2007, compared to $4.2 million for the same period in 2006. The increase was primarily the result of an increase in net income, an increase in proceeds from loan sales, and a change in accrued interest receivable and other assets partially offset by a decrease in the cash surrender value of life insurance.

Net cash used in investing activities totaled $61.0 million as of December 31, 2007, compared to $45.5 million used by investing activities for the same period in 2006. The increase was primarily the result of the purchase of bank owned life insurance and purchase of FHLB stock in 2007 partially offset by a decrease in proceeds from maturities of investment securities available for sale and purchase of property and equipment.

Funds used by financing activities totaled $48.9 million as of December 31, 2007, compared to funds provided by financing activities of $37.5 million for the same period in 2006. Funds used by financing activities was primarily the result of a decrease in deposits and stock repurchases in 2007 as compared to 2006 partially offset by an increase in FHLB borrowings.

The Company anticipates maintaining its cash levels in 2008 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during 2008, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposit, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposits, have been less stable during the recent period of increased rate competition from banks affected by the subprime and mortgage lending crisis. The growth of deposit balances is subject to heightened competition and the success of the Company’s sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, and political uncertainty, loan demand and levels of customer deposits are not certain.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Company takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans. Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Company is negatively affected by the increasing interest rates. Conversely, the Company would be positively affected in a decreasing rate environment.

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

The following table shows the Bank’s cumulative gap analysis as of December 31, 2007:

	At December 31, 2007

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$7,088	$13,453	$22,455	$19,115	$62,111
Federal Funds	567	—	—	—	567
Interest-bearing deposits in other financial institutions	—	97	530	—	627
Loans	107,136	138,374	185,851	38,252	469,613

Total	$114,791	$151,924	$208,836	$57,367	$532,918

Interest-Bearing Liabilities
Interest-bearing checking	6,874	—	—	—	6,874
Money market and savings	114,768	—	23,507	—	138,275
Time deposits	79,474	89,105	24,191	—	192,770
FHLB advances	22,423	12,000	112,085	—	146,508
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$236,942	$101,105	$159,783	$—	$497,830

Interest rate sensitivity gap	$(122,151)	$50,819	$49,053	$57,367	$35,088

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-22.9%	-13.4%	-4.2%	6.6%	6.6%

The target cumulative one-year gap ratio is -15% to 15%. The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings given a 200 basis point change in interest rates. The policy limit for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income. Management strives to maintain rate sensitive assets on its books.

Management also evaluates the use of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. The current one year gap ratio is -36.3%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. Sensitivity of Net Interest Income (“NII”) and Capital to interest rate changes arises when yields on loans and investments change in a different time frame or amount from that of rates on deposits and other interest-bearing liability. To mitigate interest rate risk, the structure of the Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits. The asset and liability policy sets limits on the acceptable amount of change to NII and Capital in changing interest rate environments. The Bank uses simulation models to forecast NII and Capital.

Simulation of NII and Capital under various scenarios of increasing or decreasing interest rates is the primary tool used to measure interest rate risk. Using licensed software developed for this purpose, management is able to estimate the potential impact of changing rates. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments and deposits.

In the simulation of NII and Capital under various interest rate scenarios, the simplified statement of condition is processed against two interest rate change scenarios. Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels. The model is used to assist management in evaluating and in determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +200 basis point rate shock is
-9.97% and the current estimated change in the economic value of equity given a +200 basis point rate shock is -12.54%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-9.97%	-12.54%
- 200 basis points	11.49%	24.18%

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

Return on equity and assets

The following table sets forth key ratios for the periods ending December 31, 2007, 2006, and 2005.

	As of December 31,

	2007	2006	2005

Net income as a percentage of average assets	0.81%	0.81%	0.92%
Net income as a percentage of average equity	12.89%	13.81%	16.53%
Average equity as a percentage of average assets	6.28%	5.85%	5.55%
Dividends declared per share as a percentage of net income per share	4.67%	3.77%	10.00%

In 2007, the Company grew its earning asset base and produced additional fee income through investment advisory services fee income. Also, in 2007, the Company increased the dividends declared from $0.0374 in 2006 as compared to $0.045 declared in August 2007 to $.0.05 dividend declared in October 2007.

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

Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Bank tends to benefit slightly in the short-term from a decreasing interest rate market and suffer in an increasing interest rate market. The management of Federal Funds rate by the Federal Reserve has an impact on the Company’s earnings such that changes in interest rates may have a corresponding impact on ability of borrowers to repay loans with the Bank.

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for undisbursed loan funds and letters of credit is represented by the contractual amount of those instruments. At December 31, 2007 and December 31, 2006, the amounts of the Company’s undisbursed loan and line of credit funds were $27.7 million and $21.9 million, respectively, and there were no obligations under standby and commercial letters of credit in either period. Refer to the Consolidated Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of Epic Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time and controls may become adequate, and the degree of compliance with the policies and procedures may deteriorate, over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors
Epic Bancorp
San Rafael, California

We have audited the accompanying consolidated balance sheets of Epic Bancorp and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic Bancorp and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California March 25, 2008

EPIC BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

Assets
Cash and cash equivalents:
Cash and due from banks	$4,457,959	$3,750,262
Federal funds sold	566,541	8,525,772

Total Cash and Cash Equivalents	5,024,500	12,276,034
Interest-bearing time deposits in other financial institutions	627,387	987,305
Investment securities:
Available-for-sale	40,660,856	26,515,887
Held-to-maturity, at cost	14,514,528	21,823,305
Federal Home Loan Bank restricted stock, at cost	6,885,900	5,891,900
Pacific Coast Banker’s Bank stock, at cost	50,000	50,000
Loans receivable	469,613,486	426,006,504
Less: Allowance for loan losses	(4,914,553)	(4,671,596)

	464,698,933	421,334,908
Bank premises and equipment, net	4,653,871	5,274,915
Accrued interest receivable	3,221,249	3,297,170
Cash surrender value of bank-owned life insurance	10,387,374	—
Other assets	6,090,187	6,062,952

Total Assets	$556,814,785	$503,514,376

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$23,254,723	$18,134,565
Interest-bearing checking deposits	6,874,465	8,432,730
Money market and saving deposits	138,275,392	150,011,698
Certificates of deposit greater than or equal to $100,000	110,587,625	129,011,093
Certificates of deposit less than $100,000	82,182,492	64,214,598

Total Deposits	361,174,697	369,804,684
Federal Home Loan Bank Advances	146,507,500	86,250,777
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	2,797,051	3,175,055

Total Liabilities	523,882,248	472,633,516

Commitment and Contingencies (Note 14)	—	—

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,818,284 and 3,960,852 shares issued and outstanding at December 31, 2007 and 2006, respectively	11,977,473	10,384,816
Additonal Paid-In-Capital	663,213	381,993
Retained earnings	20,084,667	20,236,571
Accumulated other comprehensive income/(loss)	207,184	(122,520)

Total Stockholders’ Equity	32,932,537	30,880,860

Total Liabilities and Stockholders’ Equity	$556,814,785	$503,514,376

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Interest Income
Interest and fees on loans	$36,096,493	$33,228,862	$26,497,787
Interest on investment securities	2,450,353	1,902,396	1,811,067
Interest on Federal funds sold	161,022	314,126	86,104
Interest on other investments	293,064	324,485	285,759
Interest on deposits in other financial institutions	40,081	44,342	43,096

Total Interest Income	39,041,013	35,814,211	28,723,813

Interest Expense
Interest expense on deposits	15,797,174	13,507,085	7,718,981
Interest expense on borrowed funds	4,561,481	3,636,467	3,266,083
Interest expense on Junior Subordinated Debentures	1,123,231	1,040,962	743,214

Total Interest Expense	21,481,886	18,184,514	11,728,278

Net Interest Income Before Provision For Loan Losses	17,559,127	17,629,697	16,995,535

Provision for Loan Losses	243,956	439,472	631,691

Net Interest Income After Provision for Loan Losses	17,315,171	17,190,225	16,363,844

Noninterest Income
Gain on sale or brokerage of loans	584,748	791,966	581,397
Net loss on sale of securities, net	—	(1,820)	—
Loan servicing	179,422	161,142	65,403
Registered Investment Advisory Services fee income	601,429	507,192	457,833
Other income	1,180,409	717,977	528,998

Total Noninterest Income	2,546,008	2,176,457	1,633,631

Noninterest Expenses
Salaries and benefits	7,335,918	7,934,800	6,449,886
Occupancy	1,468,659	1,409,557	1,164,053
Advertising	369,291	367,768	357,213
Professional	738,090	337,172	487,682
Data processing	469,495	364,223	698,329
Equipment and depreciation	900,072	850,820	571,324
Other administrative	2,083,693	1,771,318	1,533,519

Total Noninterest Expense	13,365,218	13,035,658	11,262,006

Income Before Income Taxes	6,495,961	6,331,024	6,735,469
Provision for Income Taxes	2,286,847	2,402,575	2,639,300

Net Income	$4,209,114	$3,928,449	$4,096,169

Earnings Per Share
Basic	$1.07	$0.99	$1.04

Diluted	$1.07	$0.99	$1.01

The accompanying notes are an integral part of these consolidated financial statements

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

						Accumulated Other Comprehensive	Total Stockholders’
	Common Stock
			Additional	Comprehensive	Retained
	Shares	Amount	Paid in Capital	Income	Earnings	Income/(Loss)	Equity

Balance, January 1, 2005	3,665,702	10,159,239	—	—	13,244,716	(229,277)	23,174,678

Stock options exercised	13,961	48,449	—	—	—	—	48,449
Cash Dividends	—	—	—	—	(441,050)	—	(441,050)
Comprehensive income
Net Income for the period	—	—	—	$4,096,169	4,096,169	—	4,096,169
Unrealized security holding losses (net of $22,112 tax benefit)	—	—	—	(33,168)	—	(33,168)	(33,168)

Total Comprehensive Income				$4,063,001

Balance, December 31, 2005	3,679,663	10,207,688	—	—	16,899,835	(262,445)	26,845,078

Stock options exercised	22,068	177,128	—	—	—	—	177,128
Cash Dividends	—	—	—	—	(591,713)	—	(591,713)
Share-based compensatione expense	—	—	381,993	—	—	—	381,993
Comprehensive income
Net Income for the period	—	—	—	$3,928,449	3,928,449	—	3,928,449
Unrealized security holding gains (net of $92,556 tax benefit)	—	—	—	138,833	—	138,833	138,833
Stock issued on 7% stock dividend declared on January 26, 2007	259,121
Less reclassification adjustment for realized holding losses (net of tax benefit of $728)	—	—	—	1,092	—	1,092	1,092

Total Comprehensive Income				$4,068,374

Balance, December 31, 2006	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	53,966	248,138	—	—	—	—	248,138
Redemption and retirement of stock	(196,216)	(2,455,627)	—	—	—	—	(2,455,627)
Cash Dividends			—	—	(559,710)	—	(559,710)
Cash paid in lieu of fractional shares of stock dividend	(318)		—	—	(1,162)	—	(1,162)
7% stock dividend declared on January 26, 2007		3,800,146			(3,800,146)		—
Share-based compensation expense	—	—	264,531	—	—	—	264,531
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
Comprehensive income
Net Income for the period	—	—	—	$4,209,114	4,209,114	—	4,209,114
Unrealized security holding gains (net of $219,803 tax expense)	—	—	—	329,704	—	329,704	329,704

Total Comprehensive Income				$4,538,818

Balance, December 31, 2007	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Cash Flows From Operating Activities
Net Income	$4,209,114	$3,928,449	$4,096,169
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	908,862	825,128	538,495
Provision for loan losses	243,956	439,472	631,691
Change in Deferred income taxes	(223,000)	173,000	(212,000)
Change in deferred costs, net of amortization	413,072	995,356	800,664
Change in loan servicing asset, net of amortization	(23,607)	(94,845)	(73,775)
Net amortization of investment securities	79,215	215,688	532,471
Share Based Compensation	264,531	381,993	—
FHLB stock dividends	(281,400)	(313,000)	(282,300)
Gain on Sale of Loans	(584,748)	(791,966)	(581,397)
Loans Originated for Sale	(11,383,875)	(9,883,375)	(7,238,504)
Proceeds from Loan Sales	11,994,373	10,675,341	8,033,651
Loss on sale of investment securities	—	1,820	—
Net change in bank owned life insurance	(387,374)	—	—
Net change in accrued interest receivable and other assets	(438,819)	(2,077,510)	(2,497,328)
Excess tax benefits from share-based compensation	(16,689)	—	—
Net change in accrued interest payable and other liabilities	81,489	(297,264)	1,747,936

Net Cash Provided By Operating Activities	4,855,100	4,178,287	5,495,773

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(43,975,298)	(40,345,292)	(58,419,952)
Principal reduction in mortgage-backed securities	12,951,039	11,794,080	18,341,689
Purchase of investment securities available for sale	(19,316,939)	(18,191,843)	—
Net change in interest earning deposits	359,918	(44,341)	56,682
Purchase of Federal Home Loan Bank stock	(2,246,500)	(117,500)	1,018,200
Redemption of Federal Home Loan Bank stock	1,533,900	736,200	—
Proceeds from sales of investment securities available for sale	—	2,036,120	—
Purchase of bank owned life insurance	(10,000,000)	—	—
Purchase of property and equipment	(287,818)	(1,393,945)	(2,539,341)

Net Cash Used By Investing Activities	(60,981,698)	(45,526,521)	(41,542,722)

Cash Flows From Financing Activities
Net increase in deposits	(8,629,987)	56,405,265	38,779,445
Net change in FHLB advances	60,256,723	(21,561,275)	(7,968,584)
Issuance of junior subordinated debentures	10,310,000	3,093,000	—
Redemption of junior subordinated debentures	(10,310,000)	—	—
Cash Dividends paid	(559,710)	(591,713)	(441,050)
Cash paid in lieu of fractional shares of stock dividend	(1,162)	—	—
Excess tax benefits from share-based compensation	16,689	—	—
Stock repurchases	(2,455,627)	—	—
Stock option exercise proceeds	248,138	177,128	48,449

Net Cash Provided By Financing Activities	48,875,064	37,522,405	30,418,260

Net Decrease in Cash and Cash Equivalents	$(7,251,534)	$(3,825,829)	$(5,628,689)
Cash and Cash Equivalents, Beginning of Year	12,276,034	16,101,863	21,730,552

Cash and Cash Equivalents, End of Year	$5,024,500	$12,276,034	$16,101,863

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$16,320,856	$18,145,932	$11,617,757

Income taxes paid	$2,200,000	$3,247,700	$3,035,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$329,704	$138,934	$(33,168)

The accompanying notes are an integral part of these consolidated financial statements.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 1: Summary of Significant Accounting Policies

Nature of Operations

Epic Bancorp (the “Company”) was incorporated on December 20, 1988 and is headquartered in San Rafael, California and has two wholly owned subsidiaries, Tamalpais Bank (the “Bank”) and Tamalpais Wealth Advisors (“TWA”). The Bank conducts business as an industrial bank under the California State Banking Law and operates seven branches in Marin County, California. The Bank provides a variety of financial services to small-to-medium sized businesses and individuals and offers a full range of commercial banking services. The Bank does not have any significant concentrations to any one industry or customer. TWA offers investment advisory services and financial planning to the general community and to clients of the Bank.

The consolidated financial statements of the Company and subsidiaries are prepared in conformity with accounting principles and reporting policies generally accepted in the United States of America and prevailing practices within the banking industry. The more significant accounting and reporting policies are discussed below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

Investment in Nonconsolidated Subsidiary

The Company accounts for its investments in its wholly owned special purpose entities, San Rafael Capital Trust I, II and III, using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statement of income.

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

Investment Securities

Investments in debt and equity securities are classified as either held-to-maturity, trading, or available-for-sale. Investments classified as held-to-maturity are those that the Company has the ability and intent to hold until maturity and are reported at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts. Investments that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Investments that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These investments are carried at market value which is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported net of related tax and recorded as other comprehensive income and included in shareholders’ equity until realized.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.

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

The Bank defines a loan as impaired when it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Since most of the Bank’s loans are collateral dependent, the calculation of the impaired loans is generally based on the fair value of the collateral. Income recognition on impaired loans conforms to the method the Bank uses for income recognition on nonaccrual loans. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Nonaccrual loans are reinstated to accrual status when improvements in the credit quality eliminate doubt as to the full collectibility of both interest and principal.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Loans Held for Sale

Loans held for sale are reported at the lower of cost or estimated market value. Gains or losses on loan sales are recognized at the time of the sale and are determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified losses in the loan portfolio. The allowance is based upon management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and review of the portfolio of loans and commitments.

The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of cost or fair value less estimated selling costs. There were no other real estate held by the Company at December 31, 2007 and 2006.

Investment in Affordable Housing

The Company is a limited partner in a limited partnership that invests in low-income housing projects that qualify for Federal and/or State income tax credits. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting.

Loan Sales and Servicing of SBA Loans

Servicing rights are recognized separately when they are acquired through sale of loans. For sales of SBA loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2007, for sales of SBA loans beginning in 2007. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimate future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded where the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and changes in the discount rates.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Servicing fee income which is reported on the income statement as servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and recorded as income when earned. The amortization of servicing

Premises and Equipment

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

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, as interpreted by FIN 48, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties are recognized as a component of income tax expense.

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

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Salary Continuation Plan

The Company has entered into salary continuation plans with certain executive officers. The liability is based on estimates involving life expectancy, length of time before retirement, appropriate discount rate, forfeiture rates and expected benefit levels. Should these estimates prove materially different from actual results, the Company could incur additional or reduced future expense.

Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” or SFAS No. 123R, using the modified prospective method which requires that compensation cost be recognized for all share-based payment awards, (i.e., unvested stock options), based on the grant-date fair value. Prior to January 1, 2006, the Company accounted for share-based payments, under the recognition and measurement provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or Opinion 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. Under the provisions of Opinion 25, compensation cost for stock options was not recognized for periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

Current Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that qualify special-purpose entity may hold. This statement was effective for financial instruments acquired or issued after the beginning of the fiscal year 2007 and was adopted January 1, 2007. The adoption of this statement did not have a material impact on the financial condition, results of operations or cash flows.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. SFAS No. 156 was adopted on January 1, 2007 and did not have a material impact on the financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 was adopted on January 1, 2007 and did not have a material impact on the Company’s financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88 106, and 132 (R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company was required to recognize the funded status of its defined benefit postretirement benefit plans in its financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for the Company’s financial statements beginning with the year ended after December 31, 2008. SFAS 158 is not expected to have a significant impact on the Company’s financial statements.

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

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Management is currently evaluating the effects of adopting SFAS No. 159 on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission staff issued Staff Accounting bulletin No. 109 (SAB 109). SAB 109 provides revised guidance on the valuation of written loan commitments accounted for at fair value through earnings. Former guidance under SAB 105 indicated that the expected net future cash flows related to the associated servicing of the loan should not be incorporated into the measurement of the fair value of a derivative loan commitment. The new guidance under SAB 109 requires these cash flows to be included in the fair value measurement, and the SAB requires this view to be applied on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008. The Company does not expect the application of SAB 109 in 2008 will have a significant effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

Note 2: Investment Securities

At December 31, 2007 and 2006 the investment securities portfolio was comprised of securities classified as available-for-sale and held–to-maturity, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment securities as of December 31, 2007, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage backed securities	$15,687,485	$179,925	$(132,168)	$15,735,242
U.S. Agency Securities	7,409,372	64,657	—	7,474,029
Municipal Securities	5,798,501	98,107	(17,223)	5,879,385
Collateralized Mortgage Obligation	11,420,191	152,009	—	11,572,200

Total Available-for-sale	$40,315,549	$494,698	$(149,391)	$40,660,856

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment securities as of December 31, 2007, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage backed securities	$14,514,528	$6,973	$(196,695)	$14,324,806

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment securities as of December 31, 2006, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
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

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The amortized cost and fair values of investment securities available–for-sale and held-to-maturity at December 31, 2007, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2007 and 2006, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

		Securities

	Maturity	Amortized Cost	Fair Value

Available-for-Sale	1 year or less	$3,996,343	$4,012,251
	1 to 5 years	11,640,848	11,697,695
	5 to 10 years	15,508,880	15,639,866
	Over 10 years	9,169,478	9,311,044

		$40,315,549	$40,660,856

Held-to-maturity, at cost	1 year or less	$503,249	$506,485
	1 to 5 years	9,877,366	9,746,724
	5 to 10 years	—	—
	Over 10 years	4,133,913	4,071,597

		$14,514,528	$14,324,806

The Company held sixteen and twenty one investment securities that were in a loss position and are summarized and classified according to the duration of the loss period for 2007 and 2006, respectively, as outlined below.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	December 31, 2007

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-Sale
Mortgage backed securities	$—	$—	$7,566,919	$(132,168)
Municipal Securities	1,036,240	(17,223)	—	—

Total Available-for-Sale	$1,036,240	$(17,223)	$7,566,919	$(132,168)

	December 31, 2007

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$81,241	$(108)	$12,251,385	$(196,587)

	December 31, 2006

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-Sale
U.S. Agency Securities			$1,994,923	$(154)
Mortgage backed securities			9,187,054	(230,969)
Collateralized Mortgage Obligation	—	—	4,119,628	(15,964)

	$—	$—	$15,301,605	$(247,087)

	December 31, 2006

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$—	$—	$21,434,477	$(388,828)

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is impaired due to credit quality and no investment security is other-than-temporally impaired. This temporary impairment is attributable to general changes in short-term interest rates as measured by the U.S. Treasury yield curve. The duration of this impairment was for a period of less than twelve months.

Proceeds from sales of investment securities available-for-sale during 2007, 2006 and 2005 were $0, $2,036,120 and $0, respectively. In 2007, 2006 and 2005, gross gains on those sales were $0, respectively and gross losses on those sales were $0, $1,820 and $0, respectively. Proceeds from principal reductions of mortgage-backed securities in 2007, 2006 and 2005 were $12,951,039, $11,794,080 and $18,341,690, respectively. Included in stockholders’ equity at December 31, 2007 and 2006 were $207,184 and $122,520 of net unrealized gains and net unrealized losses (net of $219,803 estimated tax expense for 2007 and net of $66,391 estimated tax benefit for 2006).

Note 3: Loans and Allowance for Loan Losses

The majority of the Bank’s loan activity is with customers located in California, primarily in the Northern California region. Although the Bank has a diversified loan portfolio, primarily all mortgage loans are collateralized by real estate located in Northern California. Approximately 89.8% of the loans are secured by real estate.

Outstanding loans at December 31 consisted of the following:

	2007	2006

One-to-four family residential	$22,098,395	$16,742,085
Multifamily residential	123,077,151	120,286,485
Commercial real estate	246,256,927	220,048,837
Land	9,369,137	8,316,330
Construction real estate	28,987,172	33,188,054
Consumer loans	2,045,327	2,544,672
Commercial, non real estate	36,250,405	23,553,356

	468,084,514	424,679,819
Net deferred loan costs	1,528,972	1,326,685

	$469,613,486	$426,006,504

At December 31, 2007 and 2006 the Bank had two and three, respectively, loans with fixed rates of interest. There were no loans held for sale at December 31, 2007 and 2006.

Net unamortized premiums on purchased loans amounted to $305,961 and $340,450 for 2007 and 2006, respectively.

The Bank also originates Small Business Administration (“SBA”) loans. Depending on its current asset/liability strategy, the Bank may sell the guaranteed portion of the SBA loans to governmental agencies and institutional investors. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. At December 31, 2007 and 2006 the unpaid balance of SBA loans not sold totaled $52,624,535 and $35,395,000, respectively and are included in commercial real estate loans.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Nonaccruing loans totaled $466,000 and $0 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the one loan on nonaccrual was classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $10,188, $0 and $14,123 for the years ended 2007, 2006 and 2005, respectively. No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of information pertaining to impaired loans:

	2007	2006	2005

Impaired loans with a valuation allowance	$—	$—	$—
Impaired loans without a valuation allowance	466,080	—	35,096

Total impaired loans	$466,080	$—	$35,096

Valuation allowance related to impaired loans	$—	$—	$—

Average recorded investment in impaired loans	$729,355	$—	$91,500

Cash receipts applied to reduce principal balance	$—	$—	$—

Interest income recognized for cash payments	$—	$—	$—

At December 31, 2007 and 2006, the Bank had no loans past due 90 days or more in principal or interest and still accruing interest. The Bank had no loans classified as troubled debt restructuring for December 31, 2007 and 2006.

A summary of activity in the allowance for loan losses is as follows:

	2007	2006	2005

Balance, Beginning of Year	$4,671,596	$4,232,124	$3,600,433
Provision for loan losses	243,956	439,472	631,691
Charge Offs	(999)	—	—

Balance, End of Year	$4,914,553	$4,671,596	$4,232,124

Note 4: Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $31,282,950 and $28,982,541 at December 31, 2007 and 2006, respectively. Included in these amounts are SBA loans sold to governmental agencies and institutional investors. At December 31, 2007 and 2006, the unpaid principal balance of SBA loans serviced for others totaled $22,784,269 and $19,446,201, respectively.

Activity for SBA servicing rights, included with other assets on the balance sheet, that are measured at amortized cost and related valuation allowance, fair value and key assumptions used to estimate the fair value are as follows:

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following summarizes servicing assets capitalized and amortized:

	For the year ended December 31,

	2007	2006	2005

Carrying Amount at Beginning of Year	$250,031	$155,186	$81,411
Additions from SBA Loan Sales	84,234	116,665	111,901
Amortization	(60,627)	(21,820)	(38,126)

	273,638	250,031	155,186
Less Valuation Allowance	—	—	—
Carrying Amount at End of Year	$273,638	$250,031	$155,186

Fair Value, Beginning of Year	392,344	228,434	97,902
Fair Value, End of Year	367,789	392,344	228,434

Discount Rates	8.00% to 8.75%	8.50% to 9.25%	6.50% to 8.25%
Prepayment Speeds	15.00% to 20.00%	15.00% to 20.00%	15.00% to 20.00%

Note 5: Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Furniture and equipment	$2,615,503	$2,615,044
Leasehold improvements	5,392,318	5,248,527

	8,007,821	7,863,571
Less accumulated depreciation and amortization	3,357,057	2,588,656
Construction-in-progress	3,107	—

Total	$4,653,871	$5,274,915

Depreciation and amortization expense included in noninterest expense amounted to $908,862, $825,128 and $538,495 in 2007, 2006 and 2005, respectively.

Note 6: Investment in Affordable Housing

In 2006, the Company agreed to invest $2,000,000 in a limited liability partnership operating qualified affordable housing project to receive tax benefits. In 2007, the Company agreed to invest $2,000,000 for another limited liability partnership operating qualified affordable housing project to receive tax benefits. These low-income housing credit (“LIHC”) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. Based upon the Company’s contribution as stated above, in 2006 and 2007 the Company will receive 3.84% and 6.13%, respectively interest in these investments.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

As of December 31, 2007 and 2006 $2,217,379 and $561,088, respectively, has been funded with a commitment to fund an additional $1,221,533 and $1,438,912, respectively for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

The partnership must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

Note 7: Deposits

Following is a summary of deposits at December 31, 2007 and 2006:

	2007			2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

Noninterest-bearing deposits	$23,254,723	6.4%	0.00%	$18,134,565	4.9%	0.00%
Interest-bearing checking deposits	6,874,465	1.9%	0.18%	8,432,730	2.3%	0.61%
Money Market and savings deposits	138,275,392	38.3%	3.55%	150,011,698	40.6%	4.48%
Certificates of deposit over $100,000	110,587,625	30.6%	4.72%	129,011,093	34.9%	5.14%
Certificates of deposit < $100,000	82,182,492	22.8%	4.77%	64,214,598	17.4%	4.97%

Total deposits	$361,174,697	100.0%	3.89%	$369,804,684	100.0%	4.49%

Interest expense on time certificates of deposits greater than $100,000 was $4,673,578, $4,711,278 and $1,319,296 for 2007, 2006 and 2005, respectively.

At December 31, 2007, the scheduled maturities of total time deposits are as follows:

Year Ending
December 31,	Total

2008	$168,578,697
2009	10,090,166
2010	4,675,388
2011	5,023,029
2012	4,402,837

$192,770,117

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Brokered deposits totaled $32,082,206 and $13,123,962 at December 31, 2007 and 2006, respectively, and are included as a component of certificates of deposit.

Note 8: Borrowings

Total FHLB borrowings were $146,507,500 and $86,250,777 at December 31, 2007 and 2006. The following table summarizes the borrowings:

Year Ending December 31,	Weighted Average Rate	Balance

2008	3.77%	$34,422,500
2009	4.55%	42,000,000
2010	4.52%	48,090,000
2011	4.69%	19,995,000
2012	4.64%	2,000,000

	4.43%	$146,507,500

The maximum amount outstanding at any month end for FHLB borrowings was $146,507,500 and $130,068,000, during 2007 and 2006, respectively.

Short-term borrowings consist of Federal Funds purchased and borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The Company maintains collateralized lines of credit with the FHLB. The Company pledges both loans and investment securities to FHLB as needed to secure borrowings. Loans with a borrowing capacity of $228,158,068 have been pledged to secure advances of $128,085,000 and investment securities with a borrowing capacity of $25,309,353 have been pledged to secure advances of $18,422,500. Advances have a fixed rate of interest and bear interest at a weighted-average rate of 4.38% percent and range in maturity from within one day to five years. At December 31, 2007 and 2006, the Bank had unused capacity with the FHLB of $106,959,921 and $127,049,327, respectively. The Company also has available unused unsecured lines of credit totaling $20.0 million for Federal Funds transactions at December 31, 2007.

On June 27, 2002, the Company issued 30-year, $10,310,000 junior subordinated debentures. The variable rate debentures (dividends issued at a quarterly LIBOR rate plus 3.65%, not to exceed 12% prior to June 30, 2007) matures June 30, 2032 but is callable after September 30, 2007. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust I, a wholly owned non-consolidated subsidiary of the Company. Proceeds of the Trust Preferred Securities were invested in the junior subordinated debentures issued by the Company. The Company has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods. The debenture is subordinated to the claims of depositors and other creditors of the Bank. In October 2007, the Company paid off the $10.3 million of the debentures.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust II, a wholly owned non-consolidated subsidiary of the Company. The securities mature on September 1, 2036. The junior subordinated debentures issued by the Trust is redeemable in whole or in part on or after September 1, 2011, or at any time in whole, but not in part, upon the occurrence of certain events. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 bps. The debenture is subordinated to the claims of depositors and other creditors of the Bank. As of December 31, 2007, the interest rate on the junior subordinated debenture was 6.87%.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust III, a wholly owned non-consolidated subsidiary of the Company. The proceeds for this security was used to pay off the debentures issued in 2002. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. The debenture is subordinated to the claims of deposits and other creditors of the Bank. As of December 30, 2007, the interest rate was 6.56%.

The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The debentures are subordinated to the claims of depositors and other creditors of the Bank. The Company fully and unconditionally guarantees the obligations of the Trust with respect to the issuance of the Securities.

Note 9: Benefit Plans

Salary Continuation Plan

The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue the employee’s current capacity. The Plan is intended to be an unfunded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 each per year commencing on January 1, 2005 and January 1, 2015, respectively, for a period of 15 years. The Bank has determined the net present value of both obligations to be $1,177,910 and $1,142,224 for 2007 and 2006, respectively, assuming a discount rate of seven percent, and has a recorded current year expense of $75,900 for 2007, 2006 and 2005, respectively.

401(k) Savings Plan

The Company has a 401(k) tax deferred savings plan which commenced on January 1996 and is available to all employees. Under the plan, all eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Company matches the employee deferrals at a rate set by the Board of Directors. Matching contributions vest immediately after 90 days of employment with the Company. The Bank contributed $182,465, $193,695, and $131,104 to the plan in 2007, 2006 and 2005, respectively and are included in “salaries and benefits”.

Note 10: Bank Owned Life Insurance

In April 2007, the Bank has purchased life insurance policies on the lives of certain officers of the Bank ($10,387,374 cash surrender value at December 31, 2007) to finance employee benefit programs. The investment in the Bank owned life insurance (“BOLI”) policies are reported in “other assets” at the cash surrender value of the policies. The cash surrender value includes both the Bank’s original premiums invested in the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $387,374 was recognized on the life insurance policies during 2007 and is reported in “other non-interest income.”

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 11: Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following table presents the carrying amounts and fair values of financial instruments at December 31, 2007 and 2006. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

          The estimated fair values of the Company’s financial instruments were as follows:

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$5,024,500	$5,024,500	$12,276,034	$12,276,034
Investment securities	55,175,384	61,922,000	48,339,192	47,950,365
Interest-bearing deposits in other financial institutions	627,387	627,387	987,305	987,305
Federal Home Loan Bank restricted stock	6,885,900	6,885,900	5,891,900	5,891,900
Pacific Coast Banker’s Bank stock	50,000	50,000	50,000	50,000
Loans receivable, net	464,698,933	479,687,447	421,334,908	424,595,404
Bank Owned Life Insurance	10,387,374	10,387,374	—	—
Accrued interest receivable	3,221,249	3,221,249	3,297,170	3,297,170

Financial liabilities:
Deposits	361,174,697	363,873,000	369,804,684	369,916,993
Federal Home Loan Advances	146,507,500	149,422,000	86,250,777	85,596,000
Junior subordinated debentures	13,403,000	13,403,000	13,403,000	13,403,000
Accrued interest payable	30,287	30,287	317,709	317,709

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume

Off-Balance Sheet Instruments
Commitments to extend credit	$87,694,000	$876,940	$29,729,000	$297,290

          The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.

•	Investment Securities: Investment securities are valued at the quoted market prices, where available.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

•	Bank Owned Life Insurance: The fair value of bank owned life insurance is based on the estimated realizable market value of the underlying investments and insurance reserves.

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

•

Borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•

Off-balance Sheet Instruments: Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 12: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

	2007	2006	2005

Provision for income taxes
Federal
Current	$2,147,842	$1,926,892	$2,457,286
Deferred	(164,247)	170,000	(198,000)

	1,983,595	2,096,892	2,259,286

State
Current	362,005	302,683	394,014
Deferred	(58,753)	3,000	(14,000)

	303,252	305,683	380,014

Total	$2,286,847	$2,402,575	$2,639,300

The effective tax rate of the Company for 2007, 2006, and 2005 differs from the current Federal statutory income tax rate as follows:

	2007		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$2,209,000	34.0	$2,153,000	34.0	$2,290,000	34.0

State franchise taxes, net of Federal income tax benefit	226,000	3.6	227,000	3.6	255,000	3.8
Other, net	(148,153)	(2.3)	22,575	0.3	94,300	1.4

	$2,286,847	35.3	$2,402,575	37.9	$2,639,300	39.2

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following table shows the tax effect of the Company’s cumulative temporary differences as of December 31:

	2007	2006

	(In Thousands)
Deferred Tax Assets
Reserve for loan losses	$2,022	$1,923
Accruals	600	537
Investment securities valuation	—	82
Other	253	263

Total Deferred Tax Assets	2,875	2,805

Deferred Tax Liabilities
Fixed assets	422	297
Deferred loan costs	383	248
Loan fees	372	686
FHLB Stock Dividends	386	440
Investment securities valuation	138	—
Prepaid Expenses	242	207
Other	2	—

Total Deferred Tax Liabilities	1,945	1,878

Net Deferred Tax Assets	$930	$927

Based upon the level of history taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset.

The Company is subject to federal income tax and income tax of the state of California. The federal income tax returns for the years ended December 31, 2007, 2006 and 2005 are open to audit by the federal authorities and the California state tax returns for the years ended December 31, 2007, 2006, 2005 and 2004 are open to audit by state authorities.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainity in Income Taxes, on January 1, 2007. No adjustments were identified for unrecognized tax benefits that required an adjustment to the January 1, 2007 beginning tax reserve. The Company had no tax reserve for uncertain tax positions at December 31, 2007. The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. The Company has elected to record interest and penalities related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007, 2006 and 2005, neither the Bank nor the Company had an accrual for interest and penalties associated with uncertain tax positions.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 13: Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank maintain certain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As the Company is not subject to Federal Reserve Board (FRB) supervision, management believes the capital requirements are not applicable, on a consolidated basis, to the Company. Management believes, as of December 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective acton. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table sets forth the Bank’s actual regulatory capital amounts and ratios (dollars amounts in thousands):

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

As of December 31, 2006:

Total capital to risk-weighted assets	$47,676	10.8%	$35,316	8.0%	$44,350	10.0%
Tier 1 capital to risk-weighted assets	43,004	9.7%	17,734	4.0%	26,600	6.0%
Tier 1 capital to average assets	43,004	8.6%	19,955	4.0%	24,944	5.0%

California State Banking Law restricts the payment of dividends. Generally, payment of dividends by the Bank is also limited under FDIC regulations. The amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the last three fiscal years less the amount of any distributions made during that three year period, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006 the Bank had declared and paid cash dividends to the Company of $3,745,000 and $3,933,034, respectively.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 14: Commitments and Contingencies

The Bank has entered into thirteen operating leases with nonaffiliates for office and branch space which expire through the year 2017. Monthly payments under these thirteen leases total $75,739 with some leases having scheduled annual adjustments and other leases having annual adjustments based on the Consumer Price Index.

Future minimum rent payments under the non-cancelable operating leases and long-term debt obligations are as follows:

Year Ending December 31,

2008	$908,865
2009	807,495
2010	834,551
2011	866,283
2012	742,703
Thereafter	1,727,953

$5,887,850

The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2007, 2006 and 2005 were $902,219, $875,569 and $789,806, respectively.

The Bank entered into sublease arrangements for portions of the leased space. Rental payments received for the years ended December 31, 2007, 2006 and 2005 were $89,754, $43,608 and $56,405, respectively.

The long term debt obligations of $13,403,000 included in the thereafter amount above may be retired prior to the contractual maturity as discussed in Note 7 of the consolidated financial statements.

The Company is not subject to any legal proceedings and claims which have arisen in the ordinary course of business.

Note 15: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the county of Marin, San Francisco and Alameda. Although the Bank has a diversified loan portfolio, a large portion of its loans are for commercial property, and 89.8% of the Bank’s loans are secured by real estate.

The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco County 26%, Alameda County 15%, Marin County 13%, Sonoma County 9%, Contra Costa County 8%, San Mateo County 7%, Santa Clara County 5% and other 17% of loan portfolio.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 16: Stock Options

The Company maintains an Employee Stock Option and Stock Appreciation Plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or rights to be paid based on the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006. The 2006 Plan terminates in 2016 and provides for a maximum of 28,890 shares (561,668 after stock splits, stock dividend and a revision to the original plan) of the Company’s common stock. Options are issued at the fair market value of the stock at the date of grant. Options expire ten years from the grant date. Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

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

A summary of activity for the Company’s options as of December 31, 2007, 2006, and 2005 is presented below. Amounts have been restated to reflect the 7% stock dividend declared in January 2007.

	2007

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	510,734	$11.36	—	—
Granted	80,000	$13.44	—	—
Cancelled/forfeited	(126,429)	$12.66	—	—
Exercised	(53,966)	$4.57	$351	—

Options outstanding, end of year	410,339	$12.26	$488	7.22

Exercisable (vested), end of period	211,392	$11.52	$95	6.43

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	541,321	$11.19	—	—
Granted	39,590	$13.45	—	—
Cancelled/forfeited	(46,564)	$13.10	—	—
Exercised	(23,613)	$7.50	—	—

Options outstanding, end of year	510,734	$11.36	1,117	7.23

Exercisable (vested), end of period	259,873	$9.99	925	6.36

	2005

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	422,206	$10.05	—	—
Granted	161,570	$13.56	—	—
Cancelled/forfeited	(26,983)	$11.76	—	—
Exercised	(15,472)	$3.65	—	—

Options outstanding, end of year	541,321	$11.19	2,530	8.09

Exercisable (vested), end of period	190,644	$8.60	1,384	6.67

As of December 31, 2007 and 2006 there was $1,067,006 and $1,022,625, respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 2.92 years and 3.16 years, respectively.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 17: Share-Based Compensation

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123R, the Company presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. For the year ended December 31, 2007 and 2006, $248,138 and $177,128, respectively is included as the proceeds from exercise of stock options and $264,531 and $381,993, respectively is included as the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model for options granted during 2007, 2006 and 2005 are noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2007	2006	2005

Risk-free interest rate	4.66%	4.89%	4.10%
Expected dividend yield	1.40%	0.82%	0.82%
Expected life in years	7	7	7
Expected price volatility	25.61%	27.18%	27.25%

The weighted average grant date fair value of options granted for 2007, 2006 and 2005 was $4.53, $4.41 and $4.61, respectively.

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

Note 18: Shareholder’s Equity

In January 2007, the Board of Directors declared a 7% stock dividend payable on February 14, 2007 to shareholders of record on January 31, 2007. Cash was paid in lieu of issuing fractional shares. Earnings per share amounts and information with respect to stock options have been restated for all years presented to reflect the stock dividends.

In 2007, the Company paid cash dividends of $0.045 in April and July 2007 and $0.05 in October 2007 per common share. In 2006, the company paid cash dividends of $0.0374 per common share for each of the four quarters in 2006. The cash dividends were recorded as a reduction to retained earnings.

Under SFAS no. 123R which was implemented in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement with a corresponding increase in common stock. See Note 15 and 16 for further information on accounting for stock options and share-based payments. In addition, the Company recorded tax benefits on exercised stock options of $59,078. The amount is accounted for as an addition to common stock with a corresponding decrease in accrued tax liability.

In September 2007, the Company received approval from the Board of Directors to buy back up to 5%, or approximately 200,649 shares of the Company’s common stock outstanding as of July 28, 2007, as reported on the Company’s Form 10-Q filed with the SEC on August 10, 2007. The repurchase program allows the Company to purchase common shares for a period of approximately twelve months from the approval date in the open market. The Company executes these transactions pursuant to the SEC rule 10b-18. Repurchase transactions are subject to market conditions as well as applicable legal and other considerations. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program. In 2007, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2,468,846.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 19: Earnings Per Share (EPS)

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	2007	2006	2005

Net Income as Reported	$4,209,114	$3,928,449	$4,096,169
Weighted average shares:
Basic weighted average number of common shares outstanding	3,950,541	3,968,130	3,930,565
Dilutive effect of stock options	1,177	4,299	131,522

Diluted weighted average number of common shares outstanding	3,951,718	3,972,429	4,062,087

Net income per common share:
Basic	$1.07	$0.99	$1.04
Diluted	$1.07	$0.99	$1.01

Note 20: Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank’s normal lending and deposit policies.

An analysis of the activity with respect to related party loans during 2007 and 2006 are as follows.

	2007	2006

Outstanding Balance, beginning of the year	$520,000	$520,000
Credit granted, including renewals	1,500,000	—
Repayments	—	—

Outstanding Balance, end of year	$2,020,000	$520,000

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. At December 31, 2007 and 2006, the Bank held deposits from related parties of $1,102,079 and $1,488,036, respectively.

Note 21: Financial Instruments with Off-Balance Sheet Risk

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

The Company has no outstanding standby Letters of Credit, approximately $26,475,000 in commitments to fund commercial real estate, construction, and land development loans, $23,806,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $37,413,000 in other unused commitments as of December 31, 2007. The Company has no outstanding standby Letters of Credit, approximately $8,565,000 in commitments to fund commercial real estate, construction, and land development loans, $15,911,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $5,253,000 in other unused commitments as of December 31, 2006.

At December 31, 2007 and 2006, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

Note 22: Subsequent Events

On January 22, 2008, the Board of Directors of the Company declared a $0.05 per share cash dividend, payable on February 29, 2008, to shareholders of record as of February 15, 2008.

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Note 23: Condensed Financial Information of Epic Bancorp (Parent Company)

	2007	2006	2005

Balance Sheets
Assets
Cash and cash equivalents	$111,166	$123,420	$224,931
Investment in subsidiary	45,781,157	43,443,282	36,392,045
Investment in nonconsolidated subsidiary	408,961	403,552	310,000
Prepaids and other assets	144,280	536,759	442,783

Total Assets	$46,445,564	$44,507,013	$37,369,759

Liabilities
Junior subordinated debentures	13,403,000	13,403,000	10,310,000
Accrued interest payable and other liabilities	110,027	223,153	214,681

Total Liabilities	13,513,027	13,626,153	10,524,681

Stockholders’ Equity
Common stock	8,840,540	10,766,809	10,207,688
Retained earnings	23,884,813	20,236,571	16,899,835
Accumulated other comprehensive (loss)	207,184	(122,520)	(262,445)

Total Stockholders’ Equity	32,932,537	30,880,860	26,845,078

Total Liabilities and Stockholders’ Equity	$46,445,564	$44,507,013	$37,369,759

Statements of Income

Equity in undistributed income of subsidiaries	$5,471,496	$5,118,465	$5,100,704
Other income	41,130	31,057	22,126
Interest expense on junior subordinated debentures	(1,123,231)	(1,040,962)	(743,214)
Other expenses	(1,095,434)	(1,078,037)	(983,447)

Income Before Income Taxes	3,293,961	3,030,523	3,396,169

Income Tax Benefit	915,153	897,926	700,000

Net Income	$4,209,114	$3,928,449	$4,096,169

EPIC BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2007	2006	2005

Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$4,209,114	$3,928,449	$4,096,169
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Equity in undistributed income of Subsidiaries	(5,471,496)	(5,118,465)	(5,100,704)
Share-based compensation	114,545	90,146	—
Net change in assets and liabilities	504,934	(179,056)	(86,402)

Net cash used by operating activities	(642,903)	(1,278,926)	(1,090,937)

Cash Flows from Investing Activities
Capital contributions to Subsidiaries	(345,990)	(3,086,000)	(794,000)

Net cash used by investing activities	(345,990)	(3,086,000)	(794,000)

Cash Flows from Financing Activities
Repurchase of Stock	(2,455,627)	—	—
Issuance of junior subordinated debentures	—	3,093,000	—
Dividends received from Bank	3,745,000	1,585,000	2,348,034
Cash dividends paid to shareholders	(560,872)	(591,713)	(441,050)
Stock options exercised	248,138	177,128	48,449

Net cash provided by financing activities	976,639	4,263,415	1,955,433

Net (Decrease)/Increase in Cash and Cash Equivalents	(12,254)	(101,511)	70,496
Cash and Cash Equivalents, Beginning of Year	123,420	224,931	154,435

Cash and Cash Equivalents, End of Year	$111,166	$123,420	$224,931

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,049,121	$1,022,612	$743,214

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$329,704	$139,925	$(33,168)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Changes in Disclosure Controls and Procedures

For the year ended December 31, 2007, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure or financial reporting controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

ITEM 9A (T) – CONTROLS AND PROCEDURES

See “Management’s Report on Internal Control Over Financial Reporting” at Page 62 of this Annual Report.

ITEM 9B – OTHER INFORMATION

There were no events in the fourth quarter which were required on Form 8-K and were not so reported.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 11 – EXECUTIVE COMPENSATION

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement for the 2008 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement for the 2008 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

See Index to Exhibits of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Bancorp (1)

3.2	Bylaws of the Bancorp (9)

3.3	Amendment and Restated Bylaws of the Bancorp (7)

4.1	Amended and Restated Trust Agreement (8)

4.2	Trust Preferred Securities Guarantee Agreement (1)

4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp (1)

4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (1)

4.5	Form of Common Security Certificate of San Rafael Trust II (2)

4.6	Amended and Restated Trust Agreement (6)

4.7	Trust Preferred Securities Guarantee Agreement (6)

4.8	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp (6)

4.9	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (6)

4.10	Form of Common Security Certificate of San Rafael Trust II (6)

4.11	Amended and Restated Trust Agreement dated 7-25-07 (9)

4.12	Trust Preferred Securities Guarantee Agreement dated 7-25-07 (9)

4.13	Floating Rate Junior Subordinated Deferrable Interest Debenture of Epic Bancorp dated 7-25-07 (9)

4.14	Form of Certificate Evidencing Capital Securities of San Rafael Trust III dated 7-25-07 (9)

4.15	Form of Common Security Certificate of San Rafael Trust III dated 7-25-07 (9)

10.1	Epic Bancorp 2006 Employee Stock Option and Stock Appreciation Rights Plan (3) *

10.2	Salary Continuation Plan for Mark Garwood (1)*

10.3	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment (1) *

10.4	Epic Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement (2)*

10.5	Agreement signed on July 19, 2005 between TWA and Kit M. Cole (4)

10.7	Tiburon lease agreement between Tamalpais Bank and Main Street Properties (3)

10.8	Las Gallinas lease agreement between Tamalpais Bank and Citibank (4)

10.9	Epic Bancorp 2006 Employee Stock Option and Stock Appreciation Plan (5)

10.10	Bank-Owned Life Insurance (BOLI) Program (8)

10.11	2007 Executive Bonuses *

11	Statement re computation of per share earning. Included in footnote 18 to the Registrant’s audited financial statements included in this Annual Report

14	Code of Ethics

21	Subsidiaries of the Bancorp: Tamalpais Bank; San Rafael Capital Trust I; San Rafael Capital Trust II; San Rafael Capital Trust III; Tamalpais Wealth Advisors

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Employment Agreement or Compensation Plan.

(1)

Attached as Exhibits 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 10.2, 10.3, and 10.4, respectively, to Registration Statement No. 333-105991 filed by Epic Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein by reference.

(2)

Attached as Exhibits 99.1 and 99.2, respectively, to Registration Statement No. 333-132197 on Form S-8 filed by Epic Bancorp with the Securities and Exchange Commission, and incorporated herein by reference.

(3)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Epic Bancorp with the SEC at Incorporation by reference.

(4)	Attached as Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed by Epic Bancorp with the Securities and Exchange Commission

(5)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Epic Bancorp with the SEC at Incorporation by reference.

(6)	Attached as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, respectively, to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2006 filed by Epic Bancorp with Securities and Exchange Commission.

(7)	Attached as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Epic Bancorp with the Securities and Exchange Commission.

(8)	Attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed by Epic Bancorp with the Securities and Exchange Commission.

(9)	Attached as Exhibits 3.2, 4.1, 4.2, 4.3, 4.4 and 4.5, respectively, to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2007 filed by Epic Bancorp with Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, Epic Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ MARK GARWOOD	By: /s/ MICHAEL MOULTON

Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 25, 2008	March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROLYN HORAN	Director and Chairman of the Board	March 25, 2008

Carolyn Horan

/s/ RICHARD E. SMITH	Director	March 25, 2008

Richard E. Smith

/s/ W. JEFFREY TAPPAN	Director	March 25, 2008

W. Jeffery Tappan

/s/ ALLAN BORTEL	Director	March 25, 2008

Allan Bortel

/s/ PAUL SCHAEFFER	Director	March 25, 2008

Paul Schaeffer

/s/ MARK GARWOOD	Director and Chief Executive Officer (Principal Executive Officer)	March 25, 2008

Mark Garwood