Form 10-Q
period 2008-03-31
Epic Bancorp
filed 2008-05-13
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

EPIC BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address of principal executive office)

Registrant’s telephone number, including area code: (415) 526-6400

Not Applicable
(Former name or former address, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock outstanding as of April 30, 2008: 3,818,284 shares

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

PART I: FINANCIAL INFORMATION

The information for the three months ended March 31, 2008 and March 31, 2007 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Epic Bancorp at March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1: FINANCIAL STATEMENTS

EPIC BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31	December 31,
	2008	2007

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$4,068,057	$4,457,959
Federal funds sold	7,775,008	566,541

Total Cash and Cash Equivalents	11,843,065	5,024,500
Interest-bearing time deposits in other financial institutions	635,298	627,387

Investment securities:
Available-for-sale	45,900,546	40,660,856
Held-to-maturity, at cost	13,739,584	14,514,528
Federal Home Loan Bank restricted stock, at cost	7,561,100	6,885,900
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	502,559,173	469,613,486
Less: Allowance for loan losses	(5,259,652)	(4,914,553)

	497,299,521	464,698,933
Bank premises and equipment, net	4,466,861	4,653,871
Accrued interest receivable	3,374,848	3,221,249
Cash surrender value of bank-owned life insurance	10,517,465	10,387,374
Other assets	6,304,050	6,090,187

Total Assets	$601,692,338	$556,814,785

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing deposits	$24,264,606	$23,254,723
Interest-bearing checking deposits	7,143,047	6,874,465
Money market and saving deposits	146,923,125	138,275,392
Certificates of deposit greater than or equal to $100,000	124,408,744	110,587,625
Certificates of deposit less than $100,000	92,976,827	82,182,492

Total Deposits	395,716,349	361,174,697
Federal Home Loan Bank Advances	151,085,000	146,507,500
Long term debt	3,000,000	—
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	4,172,788	2,797,051

Total Liabilities	567,377,137	523,882,248

Commitment and Contingencies	—	—

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,818,284 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	11,977,473	11,977,473
Additional Paid-In-Capital	741,846	663,213
Retained earnings	21,130,786	20,084,667
Accumulated other comprehensive income	465,096	207,184

Total Stockholders’ Equity	34,315,201	32,932,537

Total Liabilities and Stockholders’ Equity	$601,692,338	$556,814,785

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,

	2008	2007

	(Unaudited)
Interest Income
Interest and fees on loans	$9,435,557	$8,813,046
Interest on investment securities	646,927	566,859
Interest on Federal funds sold	40,718	45,398
Interest on other investments	93,036	80,021
Interest on deposits in other financial institutions	7,911	11,256

Total Interest Income	10,224,149	9,516,580

Interest Expense
Interest expense on deposits	3,353,822	4,093,507
Interest expense on borrowed funds	1,596,832	843,970
Interest expense on Junior Subordinated Debentures	202,135	289,274

Total Interest Expense	5,152,789	5,226,751

Net Interest Income Before Provision for Loan Losses	5,071,360	4,289,829

Provision for Loan Losses	345,099	(86,289)

Net Interest Income After Provision for Loan Losses	4,726,261	4,376,118

Noninterest Income

Gain on sale of loans, net	166,293	158,438
Loan servicing	35,759	27,027
Registered Investment Advisory Services fee income	156,847	140,861
Other income	305,043	154,299

Total Noninterest Income	663,942	480,625

Noninterest Expenses
Salaries and benefits	2,143,401	1,835,814
Occupancy	355,443	348,347
Advertising	78,345	136,631
Professional	110,346	114,390
Data processing	120,926	92,193
Equipment and depreciation	220,967	199,270
Other administrative	606,971	529,105

Total Noninterest Expense	3,636,399	3,255,750

Income Before Income Taxes	1,753,804	1,600,993
Provision for Income Taxes	526,481	583,064

Net Income	$1,227,323	$1,017,929

Earnings Per Share
Basic	$0.32	$0.26

Diluted	$0.32	$0.25

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	5,419	62,106					62,106
Cash Dividends					(1,161)		(1,161)
7% stock dividend declared on January 26, 2007		3,800,146			(3,800,146)

Share-based compensation			91,428				91,428
Excess tax benefits from share-based compensation			16,689				16,689
Comprehensive Income
Net Income for the period				$1,017,929	1,017,929		1,017,929
Unrealized security holding gains (net of $46,395 tax expense)				69,592		69,592	69,592

Total Comprehensive Income				$1,087,521

Balance, March 31, 2007	3,966,271	$14,247,068	$490,110		$17,453,193	$(52,928)	$32,137,443

Balance, January 1, 2008	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised							—
Redemption and retirement of stock
Cash Dividends					(181,204)		(181,204)
Share-based compensation			78,633				78,633
Comprehensive Income
Net Income for the period				$1,227,323	1,227,323		1,227,323
Unrealized security holding gain (net of $171,941 tax expense)				257,912		257,912	257,912

Total Comprehensive Income				$1,485,235

Balance, March 31, 2008	3,818,284	$11,977,473	$741,846		$21,130,786	$465,096	$34,315,201

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,

	2008	2007

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,227,323	$1,017,929
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	225,588	226,950
Provision for loan losses	345,099	(86,289)
Change in deferred cost, net of amortization	25,155	140,148
Change in loan servicing asset, net of amortization	28,986	(20,306)
Net amortization of premiums on investment securities	4,614	27,995
Share Based Compensation	78,633	91,428
FHLB stock dividends	(83,600)	(87,500)
Gain on Sale of Loans	(166,293)	(158,438)
Loans Originated for Sale	(300,000)	(1,800,000)
Proceeds from Loan Sales	7,345,593	1,975,308
Net change in accrued interest receivable and other assets	(718,239)	(137,649)
Net change in accrued interest payable and other liabilities	1,375,737	681,131
Excess tax benefit from share-based compensation	—	(16,689)

Net Cash Provided By Operating Activities	9,388,596	1,854,018

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(39,811,227)	7,752,965
Principal reduction in securities available-for-sale	2,066,059	1,380,931
Principal reduction in securities held-to-maturity	761,364	1,762,622
Purchase of investment securities available-for-sale	(6,886,086)	(3,506,635)
Net change in interest earning deposits	(7,911)	(11,256)
Redemption of Federal Home Loan Bank stock	(591,600)	991,400
Purchase of property and equipment	(38,578)	(63,049)

Net Cash (Used By)/Provided By Investing Activities	(44,507,979)	8,306,978

Cash Flows From Financing Activities
Net increase/(decrease) in deposits	$34,541,652	$(109,771)
Net change in FHLB advances	4,577,500	(5,108,844)
Net change in Long Term Debt	3,000,000	—
Stock options excercised	—	62,106
Excess tax benefits from share-based compensation	—	16,689
Dividends paid	(181,204)	(1,161)

Net Cash Provided by/(Used By) Financing Activities	41,937,948	(5,140,981)

Net Increase in Cash and Cash Equivalents	6,818,565	5,020,015
Cash and Cash Equivalents, Beginning of Period	5,024,500	12,276,034

Cash and Cash Equivalents, End of Period	$11,843,065	$17,296,049

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$5,181,130	$5,222,364

Income taxes paid	$—	$400,000

Transfer of loans held for investment to held for sale	$6,840,592	$—

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$257,912	$69,592

The accompanying notes are an integral part of these financial statements.

EPIC BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Epic Bancorp, and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”), San Rafael Capital Trust I, II and III (the “Trusts”), which are wholly owned unconsolidated subsidiaries that were formed in 2002, 2006 and 2007, respectively, and Tamalpais Wealth Advisors (“TWA”). All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Earnings per share data and related share amounts for the three months ended March 31, 2007 have been adjusted for the 7% stock dividend declared in January 2007.

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

As of March 31, 2008, the Company has no outstanding standby Letters of Credit, approximately $35,103,000 in commitments to fund commercial real estate, construction, and land development loans, $20,702,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $17,218,000 in other unused commitments. As of December 31, 2007, the Company had no outstanding standby Letters of Credit, approximately $26,475,000 in commitments to fund commercial real estate, construction, and land development loans, $23,806,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $37,413,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $96,000 and $73,000 as of March 31, 2008 and December 31, 2007, respectively, for these commitments, which is recorded in “accrued interest payable and other liabilities.”

At March 31, 2008 and December 31, 2007, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended March 31,

	2008	2007

Net Income as Reported	$1,227,323	$1,017,929

Weighted average shares:
Basic weighted average number of common shares outstanding	3,818,284	3,963,581
Dilutive effect of stock options	—	40,525

Diluted weighted average number of common shares outstanding	3,818,284	4,004,106

Net income per common share:
Basic	$0.32	$0.26
Diluted	$0.32	$0.25

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

A summary of activity for the Company’s options for the three months ended March 31, 2008 is presented below. Amounts have been restated to reflect the 7% stock dividend declared in January 2007.

	Three months ended March 31, 2008				Three months ended March 31, 2007

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of quarter	395,359	$12.27	—	—	510,733	$11.36
Granted	99,000	$11.40	—	—	—	$—

Cancelled/forfeited	(10,452)	$12.46	—	—	(25,180)	$13.29
Exercised	—	$—	$—	—	(5,657)	$10.67	$—

Options outstanding, end of quarter	483,907	$12.09	$—	7.51	479,896	$11.27	$2,016	6.93

Exercisable (vested), end of quarter	194,649	$11.48	$56	6.12	257,609	$10.00	$1,410	6.19

As of March 31, 2008 and 2007 there was $1.3 million and $1.1 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.2 years, respectively.

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

SFAS No. 123R requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. For the quarters ended March 31, 2008 and 2007, $0 and $62,106 are the proceeds from exercise of stock options and $78,633 and $91,428 are the compensation expense and shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statement of Cash Flows.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model for options granted during the three months ended March 31, 2008 are noted in the following table. No options were granted in the first three months of 2007. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

Three Months Ended
March 31, 2008

Risk-free interest rate	3.21%
Expected dividend yield	1.04%
Expected life in years	7
Expected price volatility	25.61%
Weighted average grant date fair value	$3.42

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

NOTE 6: Stockholder’s Equity

In January 2007, the Board of Directors declared a 7% stock dividend payable on February 14, 2007 to shareholders of record on January 31, 2007. Cash was paid in lieu of issuing fractional shares. Earnings per share amounts and information with respect to stock options have been restated for all years presented to reflect the stock dividend.

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

In 2007, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2,468,846. No shares were repurchased in the first quarter of 2008. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

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

Note 8: Fair Value Measurement

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. SFAS 157-2. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP SFAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.

Fair Value Hierarchy

In accordance with SFAS 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

•

Level 1 – Valuation is based upon quoted market prices (unadjusted) in active markets for identical assets or liabilities in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 securities include mortgage-backed securities, municipal bonds and collateralized mortgage obligations.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Fair Value Measurements at March 31, 2008 Using

		Quoted Prices in Active	Significant Other	Significant Unobservable
		Markets for Idential Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$45,900,546	$—	$45,900,546	$—

	$45,900,546	$—	$45,900,546	$—

NOTE 9: Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 10: Subsequent Events

On May 2, 2008, the Board of Directors of the Company declared a $0.055 per share cash dividend, payable on May 31, 2008, to shareholders of record as of May 16, 2008.

Item 1A: Risk Factors – Not Applicable

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Epic Bancorp was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for the Bank, a California industrial bank established in 1991, which offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers, and TWA, formerly known as Epic Wealth Management, established in January 2005, which offers investment advisory and financial planning services to the general community and to clients of the Bank.

As of March 31, 2008, the consolidated Company is comprised of three entities, Epic Bancorp, the Bank and TWA. San Rafael Capital Trust II and III (the “Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

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

The Bank’s lending programs include commercial and industrial real estate loans, commercial loans to businesses including SBA loans, mortgages for multifamily real estate, revolving lines of credit and term loans, consumer loans including secured and unsecured lines of credit, land and construction lending for commercial real estate, single family residences, and apartment buildings. In addition to its seven full-service banking centers, the Bank operates two loan production offices located in Santa Rosa and Roseville, California, which focus principally on the origination of SBA and other small business loans.

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single-family home is $862,500, according to DataQuick March 2008 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $7.8 billion in total deposits as of June 30, 2007 according to data from the FDIC, the most recent date for which data is available.

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

New Facilities

Management believes that the likelihood of success of its new branches is increased by placing new branches in proximity to existing branches of other financial institutions with large deposit bases. Therefore, the Bank’s branching strategy focuses on opening branches in those geographies that generally have at least $100 million in deposits. The Bank opened one new branch in 2002 (Mill Valley), one new branch in 2003 (Greenbrae), two new branches in 2004 (San Anselmo and Northgate - North San Rafael), one new branch in 2005 (Corte Madera), and one new branch in 2006 (Tiburon/Belvedere). The Northgate facility also serves as the Company’s headquarters. The Company intends to open future branches and loan production offices in similar business and high net worth markets in the upcoming years.

Company Risks

Whether or not the Company can achieve these financial goals depends on risks and uncertainties that could be beyond the Company’s control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

•	competitive pressures in the Bank’s marketing area;

•	changes in the interest rate environment;

•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;

•	changes in business conditions and inflation;

•	loss of key management; and,

•	volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business.

The ongoing sub-prime and Alt-A lending crisis, which began in the summer 2007 and continues in 2008, has caused a liquidity shortage, particularly among large mortgage lenders. This has caused increased competition for retail deposits, as these institutions needed to offer above market rates for retail deposits due to their inability to raise liquidity through capital market sources.

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

Servicing Asset

The Company services SBA and non-SBA loans for investors and records a related mortgage servicing asset. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. Exposure results from the loan life assumption if loans prepay faster than expected. Exposure results from the discount rate assumption if prime rate adjusts severely and permanently. Such exposures can cause adjustments to the income statement.

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

For the three months ended March 31, 2008, the Company reported on a consolidated basis, net income of $1,227,000 as compared to $1,018,000 for the three months ended March 31, 2007, an increase of $209,000 or 20.6%. Diluted earnings per share was $0.32 and $0.25 for the three months ended March 31, 2008 and 2007, respectively, an increase of 28.0%.

Total assets reached $601,692,000 as of March 31, 2008, an increase of $44,878,000, or 8.1% from December 31, 2007. Total deposits were $395,716,000 as of March 31, 2008, an increase of $34,542,000, or 9.6% from December 31, 2007. Total loans receivable, net were $497,300,000 as of March 31, 2008, as compared to $464,699,000 as of December 31, 2007, representing an increase of $32,601,000, or 7.0%.

The increase in net income and fully diluted earnings per share for the three months ended March 31, 2008 over the same period prior year was primarily the result of the following:

•

Interest income was $10,224,000, an increase of $708,000, or 7.4% over 2007. The increase in interest income was largely due to an increased earning asset base as a result of an increase in the size of the Bank’s loan portfolio partially offset by a decreasing earning asset yield from 7.93% to 7.48%, a forty five basis point decrease in 2008 versus 2007.

•	Interest expense decreased $74,000, or 1.4% from 2007 to 2008 which was primarily due to the following:

Interest expense on deposits decreased $740,000, or 18.1% and is primarily attributable to a decreasing interest rate environment in the first quarter of 2008 as compared to the first quarter of 2007. Interest expense on junior subordinated debentures decreased $87,000, or 30.1% as a result of the decrease in LIBOR in the first quarter of 2008 and the Company refinancing in 2007 $10 million in trust preferred securities with a floating interest rate of three-month LIBOR plus 1.44% from a floating interest rate of three-month LIBOR plus 3.65%. Partially offsetting these decreases was an increase of $753,000, or 89.2% in interest expense on borrowed funds as a result of the Bank borrowing more funds to support the loan growth.

•

Non-interest income increased $183,000, or 38.1% as compared to the same period prior year. This increase was primarily related to an increase of $151,000, or 97.7% in other income for fees generated from retail and commercial banking operations and the Bank Owned Life Insurance asset purchased in April 2007.

Partially offsetting the increase in interest income and non-interest income and the decrease in interest expense, which had positive impacts on net income, were increases in the provision for loan losses and an increase in non-interest expense as follows:

•

The provision for loan losses in the first quarter of 2008 was $345,000 as compared to a recovery in the provision of $86,000 in the first quarter 2007. This level is considered adequate by management for probable loan losses inherent in the loan portfolio.

•	Non-interest expense for the three months ended March 31, 2008 increased $381,000 to $3,636,000, or 11.7% over the same period prior year and is primarily attributable to the following:

Planned increases in staff such that salaries and benefits increased $308,000, or 16.8% in the first quarter 2008 as compared to the first quarter of 2007. Other administrative expenses increased $78,000, or 14.7% in the first quarter of 2008 over the same period in 2007 as a result of the growth of the Company partially offset by a decrease in advertising expense of $58,000, or 42.7%.

Financial Condition

As of March 31, 2008, the Company’s return on average assets (“ROA”) was 0.86% compared to 0.82% for the same period in 2007. The Company’s return on average equity (“ROE”) was 14.63% as of March 31, 2008 compared to 12.91% for the same period last year. The increase in ROE is primarily due to the increase of the net interest margin in the first quarter of 2008. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining superior credit quality. The Bank’s market share of total Marin County deposits increased from 4.52% to 4.76%, or an increase of 5.3% for the twelve month period from June 2006 to June 2007 (the latest date for which the information is available).

As of March 31, 2008, consolidated total assets were $601,692,000 as compared to $556,815,000 at December 31, 2007, which represents an increase of 8.1%. Contributing to the growth of assets in 2008 were increases of $32,946,000, or 7.0% in gross outstanding loans, in total investment securities of $4,465,000, or 8.1%, in the surrender value of Bank Owned Life Insurance (“BOLI”) of $130,000, or 1.3%, in accrued interest receivable of $154,000, or 4.8%, in other assets of $214,000, or 3.5%, and in FHLB restricted stock of $675,000, or 9.8% partially offset by a decrease in bank premises and equipment, net of $187,000, or 4.0%. The Federal funds sold balance was $7,775,000 as of March 31, 2008 compared to $567,000 as of December 31, 2007, an increase of $7,208,000.

As of March 31, 2008, consolidated total liabilities were $567,377,000 as compared to $523,882,000 at December 31, 2007, which represents an increase of 8.3%. Contributing to the increase in liabilities in 2008 was an increase in FHLB advances of $4,578,000, or 3.1% as compared to the same period in 2007 and the Company in the first quarter of 2008 obtained a $5 million credit facility from Pacific Coast Bankers Bank. An initial disbursement of $3 million was received on March 31, 2008. Both of these increases were primarily utilized to support loan growth. Additionally, there was an increase in total deposits of $34,542,000, or 9.6% from March 31, 2008 to December 31, 2007 and accrued interest payable and other liabilities increased $1,376,000, or 49.2% in 2008 as compared to 2007.

Stockholder’s equity increased $1,383,000, or 4.2% to $34,315,000 in 2008 as compared to December 31, 2007.

As of March 31, 2008, TWA had approximately $279 million in assets under management as compared to $274 million for the same period prior year.

Net Interest Income/Results of Operations

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

The following presents average daily balances of assets, liabilities, and shareholders’ equity as of March 31, 2008 and 2007, along with total interest income earned and expense paid, and the average yields earned or rates paid and the net interest margin for the three months ended March 31, 2008 and 2007.

EPIC BANCORP AND SUBSIDIARIES

Average Balance Sheets (Unaudited)

	For the Three Months Ended

	3/31/08			3/31/07

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$6,360	$21	5.43%	$—	$—	—
Investment securities - taxable (2)	48,396	626	5.20%	$49,896	567	4.61%
Other investments	7,397	93	5.06%	5,274	80	6.15%
Interest bearing deposits in other financial institutions	637	8	5.05%	1,025	11	4.35%
Federal funds sold	5,230	41	3.15%	3,563	45	5.12%
Loans (3)	481,702	9,435	7.88%	426,869	8,813	8.37%

Total Interest Earning Assets	549,722	10,224	7.48%	486,627	9,516	7.93%
Allowance for loan losses	(4,986)			(4,683)
Cash and due from banks	4,074			4,840
Net premises, furniture and equipment	4,593			5,097
Other assets	18,553			7,092

Total Assets	$571,956			$498,973

Liabilities and Shareholders’ Equity
Interest bearing checking	$6,753	$10	0.60%	$7,919	$12	0.61%
Savings deposits (4)	140,217	917	2.63%	151,706	1,691	4.52%
Time deposits	201,838	2,427	4.84%	188,348	2,390	5.15%
Other borrowings	149,927	1,597	4.28%	84,100	844	4.07%
Long term debt	33	—	0.00%	—	—	—
Junior Subordinated Debentures	13,403	202	6.06%	13,403	289	8.74%

Total Interest Bearing Liabilities	512,171	5,153	4.05%	445,476	5,226	4.76%
Noninterest deposits	22,741			17,985
Other liabilities	3,502			3,965

Total Liabilities	538,414			467,426
Shareholders’ Equity	33,542			31,547

Total Liabilities and Shareholders’ Equity	$571,956			$498,973

Net interest income		$5,071			$4,290

Net interest spread (5)			3.43%			3.17%
Net interest margin (6)			3.71%			3.58%

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

2008 Compared to 2007

For the three months ended March 31, 2008, the Bank’s net interest margin (“NIM”) was 3.71%, an increase from the NIM of 3.58% in 2007, or 3.6%. In the first quarter of 2008 the Company significantly lowered its cost of funds to 4.05%, down from 4.76% in the first quarter of 2007. The Company benefited from the ongoing decreases in the Federal funds and discount rates resulting in lower funding costs while asset yields remained relatively high due to the pricing structure of loans with floors, initial fixed rates and prepayment penalties.

The Bank’s yield on average interest earning assets decreased from 7.93% as of March 31, 2007 to 7.48% as of March 31, 2008 as a result of the following:

The yield on the loan portfolio decreased forty-nine basis points from 8.37% in 2007 to 7.88% in 2008 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in the first quarter 2008. The yield on the loan originations were at lower yields and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 3.15% in 2008 from 5.12% in 2007. The decrease in the yield for the Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from January 2008 through March 31, 2008 by two hundred basis points. The average balance for investment securities – taxable in 2008 of $48,396,000 which represents a decrease of 3.0% from 2007, had an increase in yield from 4.61% in 2007 to 5.20% in 2008. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. Other investments decreased to 5.06% in the first quarter 2008 from 6.15% in the first quarter 2007. The yield on interest bearing deposits in other financial institutions increased seventy basis points from 2008 as compared to 2007.

The rate paid on average interest bearing liabilities decreased from 4.76% to 4.05% when comparing the three month period ended March 31, 2008 versus the same period a year ago. The rate paid on savings deposits decreased from 4.52% to 2.63% from 2007 as compared to 2008 and the rate paid on time deposits decreased thirty one basis points from 5.15% to 4.84% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in the first quarter 2008. The rate on other borrowings increased twenty one basis points from first quarter of 2008 as compared to first quarter of 2007. The junior subordinated rate paid on debentures decreased two hundred sixty eight basis points at 2008 when compared to 2007. The decrease in the interest rate paid on debentures is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which bore a floating interest rate of three-month LIBOR plus 3.65%, which was redeemed from the proceeds of the new issuance.

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

	Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007

	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$53	$28	$81
Other investments	84	(71)	13
Interest-bearing deposits	(13)	10	(3)
Federal Funds Sold	73	(77)	(4)
Loans	2,762	(2,141)	621

	2,959	(2,251)	708

Increase/(decrease) in
Interest Expense
Interest-bearing checking	(2)	—	(2)
Savings deposits	(121)	(651)	(772)
Time Deposits	550	(513)	37
FHLB and other borrowings	688	62	750
Junior Subordinated Debentures	—	(87)	(87)

	1,115	(1,189)	(74)
Increase/(decrease) in

Net Interest Income	$1,844	$(1,062)	$782

Non-interest Income

Non-interest income is comprised of gain on sale of loans, net, loan servicing, fees generated by TWA and other income. Non-interest income for the three months ended March 31, 2008 was $664,000, an increase of $183,000, or 38.1% from the same period in 2007.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Three Months Ended
			Increase/	Increase/
	March 31,	March 31,	(decrease)	(decrease)
	2008	2007	amount	percent

	(Dollars in thousands)
Gain on sale of loans, net	$166	$158	$8	5.1%
Loan servicing	36	27	9	33.3%
Registered Investment Advisory Services fee income	157	141	16	11.3%
Other income	305	155	150	96.8%

Total	$664	$481	$183	38.0%

For the first three months of 2008, the gain on sale of loans, net increased $8,000, or 5.1%. This increase was primarily due to the sale of ten Small Business Administration (“SBA”) 504 loans in 2008 versus the sale of five of the government guaranteed portion of SBA loans in 2007. There may be periods in the coming quarters where no loan sales occur.

Loan servicing in 2008 was $36,000, representing an increase of $9,000 over the same period the prior year. This increase is primarily the result of an increase in the number of loans that the Bank is servicing for others.

Advisory Services fee income increased $16,000, or 11.3% from the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007. The increase is primarily attributable to the growth of TWA’s assets under management.

As of March 31, 2008, TWA had approximately $279 million in assets under management of which $60 million represents the Bank’s investment portfolio. The Company anticipates that TWA will grow in 2008; however, due to the uncertainties involved in staffing, marketing, and growing the client base of TWA, the Company makes no assurance that TWA will generate significant revenue in 2008 or that it will be profitable on a stand-alone basis. For the first three months of 2008, capital infusions totaled $0 versus $25,000 of capital infusions for the same period prior year.

Other income increased $150,000, or 96.8% for the three month period ended March 31, 2008 as compared to the same period prior year. The increase in the first three months of 2008 as compared to the same period prior year is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which contributed to other income and NSF fees increased as a result of increasing service charges on checks drawn against insufficient funds. Additionally, prepayment penalties on loans increased and miscellaneous income increased as a result of the growth of the Company. Partially offsetting these increases was a decrease in miscellaneous fee income, late charges-loans and travelers expense fee income.

Non-interest Expense

Non-interest expense consists of salaries and benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the three month period ended March 31, 2008 was $3,636,000 an increase of $381,000, or 11.7% as compared with the same period in 2007.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended
			Increase/	Increase/
	March 31,	March 31,	(decrease)	(decrease)
	2008	2007	amount	percent

	(Dollars in thousands)
Salaries and benefits	$2,144	$1,836	$308	16.8%
Occupancy	355	348	7	2.0%
Advertising	78	137	(59)	-43.1%
Professional	110	115	(5)	-4.3%
Data processing	121	92	29	31.5%
Equipment and depreciation	221	199	22	11.1%
Other administrative	607	529	78	14.7%

Total	$3,636	$3,256	$380	11.7%

Salaries and benefits is the largest component of non-interest expense. For the first quarter of 2008, salaries and benefits increased by $308,000, or 16.8% primarily due to the Company’s planned increases in full time equivalent (“FTE”) employees. The Company expanded its staff and management from 72 FTE during the first quarter of 2007 to 77 FTE during the first quarter of 2008 to strengthen its commercial and small business banking operations. Additionally, the Company had a higher incentive bonus accrual, regular salary adjustments and higher employee and medical benefits for the first quarter in 2008 versus the first quarter in 2007.

For the first three months of 2008, the increase of $7,000, or 2.0% in occupancy costs is largely due to the annual rent adjustments in the branch and administrative facilities.

Advertising costs decreased $59,000, or 43.1% in the first three months of 2008 as compared to the same period the prior year. The Company reduced the promotional expenses in the first quarter 2008 as compared to the same period prior year.

Professional services decreased $5,000, or 4.3% in the first three months of 2008 as compared with the same period prior year. The decrease in 2008 was primarily attributable to lower outside consulting fees in the first quarter of 2008 as compared to the same period prior year.

Data processing expenses for the three months of March 31, 2008 were $121,000, an increase over the same period in 2007 of $29,000, or 31.1%. The increase is largely attributable to the growth of the Company.

For the three months ending March 31, 2008, an increase of $22,000, or 11.1% in depreciation and amortization expense is primarily attributable to new purchases and leasehold improvements as a result of the growth of the Company.

Other administrative expenses of $607,000 for the three months ending March 31, 2008 represents a $78,000, or 14.7% increase over the same period in 2007. This increase is primarily attributable to an increase in item processing expense, FDIC insurance premiums, office supplies, amortization expense of the Affordable Housing Project, and loan loss reserve for off balance sheet commitments partially offset by a decrease in loan credit reports and corporate insurance.

The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 63.4% for the three months ending March 31, 2008 as compared to 68.4% for the three months ending March 31, 2007.

Provision for Loan Losses

As of March 31, 2008, the provision for loan losses was $345,000 as compared to a net recovery of the provision of $86,000 for the same period in 2007. The increase in the provision was the result of a higher growth in the Bank’s loan portfolio in the first quarter 2008 versus the same period in 2007.

Income Taxes

The Company reported a provision for income taxes of $526,000 for the first quarter of 2008, a decrease of $57,000, or 9.7% as compared to the same period in 2007. The effective tax rate in the first quarter of 2007 was 30.0% as compared to 36.4% in the first quarter of 2007. The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company lowered its effective tax rate through tax benefits associated with Bank Owned Life Insurance (the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

FINANCIAL CONDITION

Loans

Loans, net, increased by $32,601,000, or 7.0% as of March 31, 2008 as compared to December 31, 2007. During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities. The Bank has not participated in subprime lending and it has low exposure to residential mortgages, construction and land loans. These categories, in total, comprise 10.8% of the loan portfolio.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At March 31, 2008		At December 31, 2007

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)
One-to-four family residential	$17,484	3.5%	$22,098	4.7%
Multifamily residential	142,004	28.3	123,077	26.2
Commercial real estate	278,734	55.4	246,258	52.4
Land	10,836	2.2	9,369	2.0
Construction real estate	25,689	5.1	28,988	6.2
Consumer loans	2,521	0.5	2,045	0.4
Commercial, non real estate	23,651	4.7	36,250	7.7

Total gross loans	500,919	99.7	468,085	99.7
Net deferred loan costs	1,640	0.3	1,529	0.3

Total loans receivable, net of deferred loan costs	$502,559	100%	$469,614	100%

Outstanding loan commitments at March 31, 2008 and December 31, 2007 primarily consisted of undisbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments are expected to grow throughout the year as loan demand continues to increase, subject to economic conditions. The Bank does not have any concentrations in the loan portfolio by industry or group of industries, however as of March 31, 2008 and December 31, 2007, approximately 90.8% and 89.8%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

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

As of March 31, 2008, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets for the repricing percentages of the adjustable rate loans as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007

Reprice within one year	42.6%	44.9%
Reprice within one to two years	5.3%	5.3%
Reprice within two to three years	12.5%	12.3%
Reprice within three to four years	8.3%	8.8%
Reprice within four to five years	19.9%	18.0%
Reprice after five years	11.4%	10.7%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans outstanding as of March 31, 2008 and December 31, 2007. At those dates, the Bank had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR and Prime Rate.

	As of March 31, 2008

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)

One-to-four family residential	$—	$—	$17,484	$17,484
Multifamily residential	2,110	482	139,412	142,004
Commercial real estate	8,855	3,189	266,690	278,734
Land	845	9,991	—	10,836
Construction real estate	23,053	2,636	—	25,689
Consumer loans	1,421	1,073	27	2,521
Commercial, non real estate	13,771	7,639	2,241	23,651

Total	$50,055	$25,010	$425,854	$500,919

Loans with predetermined interest rates	—	—	639	639
Loans with floating or adjustable interest rates	50,055	25,010	425,215	500,280

	$50,055	$25,010	$425,854	$500,919

Nonperforming Assets

The Bank had three nonperforming loans as of March 31, 2008 totaling $1,029,000 as compared to one nonperforming loan of $466,000 at December 31, 2007. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through March 31, 2008, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	March 31, 2008	December 31, 2007

	(Dollars in thousands)
Non-accrual loans	$1,029	$466
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$1,029	$466

Nonperforming assets as a percent of total loans	0.21%	0.10%
Nonperforming assets as a percent of total assets	0.17%	0.08%

As of March 31, 2008, one 90 day delinquent commercial real estate loan was on non-accrual status for $466,000 which is located in Marin County. This loan paid off on April 23, 2008 with full collection of principal, interest, and late charges. There is also a 30 day delinquent $553,000 SBA 7A loan that is 75% guaranteed by the SBA and a $10,000 consumer line of credit. As of December 31, 2007 there was the commercial real estate loan as discussed above on non-accrual for $466,000.

In addition, as of March 31, 2008, there were three loans totaling $3,243,000 that have a higher than normal risk of loss and have been classified as substandard. The substandard loans that are still performing include a $2,110,000 commercial real estate loan located in the Bank’s primary market area, a $720,000 multifamily loan located in the Bank’s primary market area and a $413,000 multifamily loan. In addition, approximately $2,703,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are being closely monitored.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	March 31, 2008	December 31, 2007

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$—	$553
Loans delinquent 90 days of more and accruing	—	—

Total performing delinquent loans	$—	$553

Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could increase in the future if the national and local economies weaken further. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management has instituted loan policies which include using grading standards and criteria similar to those employed by bank regulatory agencies, to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Management conducts a critical evaluation of the loan portfolio quarterly. This evaluation includes an assessment of the following factors: the results of the internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions.

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the three month period ended March 31, 2008 and December 31, 2007, the allowance for loan losses was 1.05%, respectively, of loans outstanding. As of March 31, 2008 and December 31, 2007, charge-offs of loans totaled $0 and $1,000, respectively, and there were no recoveries on previously charged-off loans. There were three nonperforming loans as of March 31, 2008 and there was one nonperforming loan as of December 31, 2007. As of March 31, 2008 and December 31, 2007, the ratio of the allowance for loan losses to nonperforming loans was 511.18% and 1054.7%, respectively. Although the Bank deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the three months ended March 31, 2008	For the twelve months ended December 31, 2007

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$502,559	$469,613
Average amount of loans outstanding	481,702	439,262
Period end non-performing loans outstanding	1,029	466

Loans Loss Reserve Balance, Beginning of Period	$4,915	$4,671
Net Charge-offs	—	(1)
Recoveries	—	—
Additions/(Reductions) charged to operations	345	245

Allowance for Loan Loss, End of Period	$5,260	$4,915

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.05%	1.05%

Investments

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

As of March 31, 2008 and December 31, 2007, the carrying values of securities pledged were $59,555,000 and $55,175,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of March 31, 2008, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. As of December 31, 2007, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. The Company also owned $7,561,000 and $6,886,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of March 31, 2008 and December 31, 2007, respectively. Interest-bearing time deposits in other financial institutions amounted to $635,000 and $627,000 as of March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, $13,740,000 of the securities were classified as held-to-maturity and $45,901,000 of the securities were classified as available-for-sale. At December 31, 2007, $14,515,000, of the securities were classified as held-to-maturity and $40,661,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities and are reported at their estimated fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of March 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,356	$236	$(85)	14,507
U.S. Agency Securities	7,330	153	—	7,483
Municipal Securities	6,595	136	(22)	6,709
Collateralized Mortgage Obligation	16,864	338	—	17,202

Total Available-for-sale	$45,145	$863	$(107)	$45,901

Held-to-maturity
Mortgage backed securities	$13,740	$11	$(97)	$13,654

	As of December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,687	$180	$(132)	$15,735
U.S. Agency Securities	7,409	65	—	7,474
Municipal Securities	5,799	98	(17)	5,880
Collateralized Mortgage Obligation	11,420	152	—	11,572

Total Available-for-sale	$40,315	$495	$(149)	$40,661

Held-to-maturity
Mortgage backed securities	$14,515	$2	$(192)	$14,325

	As of March 31, 2008		As of December 31, 2007

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,507	4.87%	$15,687	4.76%
U.S. Agency Securities	7,483	5.34%	7,409	5.35%
Municipal Securities	6,709	3.95%	5,799	3.98%
Collateralized Mortgage Obligation	17,202	3.39%	11,420	5.55%

	$45,901	4.39%	$40,315	4.98%

Held-to-maturity
Mortgage backed securities	$13,740	4.14%	$14,515	4.17%

Deposits

The principal source of funds for the bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits) from the Bank’s market areas. At March 31, 2008, total deposits were $395,716,000, representing an increase of $34,542,000, or 9.6% over the December 31, 2007 balance. The Company’s deposit growth plan for 2008 is to concentrate its efforts on increasing noninterest-bearing checking accounts. As of March 31, 2008, these accounts increased $1,010,000, or 4.3% as compared to December 31, 2007. The Company also experienced increases in the interest-bearing checking, money market and savings and time deposits greater than and less than $100,000 accounts. The Company obtained wholesale deposits through deposit brokers of $44.6 million (11.3% of deposits) and $32.1 million (8.9% of deposits) and through non-brokered wholesale sources of $63.5 million (16.0% of deposits) and $46.2 million (12.8% of deposits) as of March 31, 2008 and December 31, 2007, respectively. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of March 31, 2008 and December 31, 2007, Reserve Fund deposits were $16.0 million, respectively. The Bank pays an interest rate equivalent to the effective Federal Funds rate plus 20 basis points. As of March 31, 2008 the rate was 3.05% as compared to a rate of 4.73% as of December 31, 2007.

Included in non-brokered wholesale certificates of deposits, on January 31, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 2.42% and matures on July 31, 2008. On February 27, 2008 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 2.16% and matures on August 27, 2008. On March 25, 2008, the Bank obtained an additional $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 0.71% and matures on September 25, 2008. Assets pledged as collateral to the State consists of $25.7 million of the investment portfolio as of March 31, 2008.

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

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	March 31, 2008			December 31, 2007

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Noninterest-bearing deposits	$24,265	6.1%	0.00%	$23,255	6.4%	0.00%
Interest-bearing checking deposits	7,143	1.8%	0.74%	6,874	1.9%	0.18%
Money Market and savings deposits	146,923	37.2%	2.93%	138,276	38.3%	3.55%
Certificates of deposit over $100,000	124,409	31.4%	3.57%	110,588	30.6%	4.72%
Certificates of deposit less $100,000	92,977	23.5%	4.28%	82,182	22.8%	4.77%

Total deposits	$395,717	100.0%	3.23%	$361,175	100.0%	3.89%

The following schedule shows the maturity of the time deposits as of March 31, 2008:

	$100,000 or more			Less than $100,000

			Weighted			Weighted
		Deposit	Average		Deposit	Average
	Amount	Mix	Rate	Amount	Mix	Rate

	(Dollars in thousands)
Three months or less	$38,127	30.6%	4.48%	$30,246	32.5%	4.26%
Over 3 through 6 months	59,119	47.5%	2.74%	17,345	18.7%	4.18%
Over 6 through 12 months	21,230	17.1%	4.00%	21,444	23.1%	4.12%
Over 12 months through 2 years	4,274	3.4%	4.12%	12,192	13.1%	4.39%
Over 2 through 3 years	806	0.6%	4.61%	4,137	4.4%	4.44%
Over 3 through 4 years	853	0.7%	5.45%	7,613	8.2%	4.74%

Total	$124,409	100.0%	3.57%	$92,977	100.0%	4.28%

Borrowed Funds

In response to the current market’s strong competition for deposit accounts, the Company has supplemented its funding base by increasing FHLB borrowings. The borrowings obtained in 2008 have generally been at lower rates and longer terms than alternative retail certificate of deposits. The average term of FHLB borrowings has also been extended as a means to control interest rate risk.

The Company has secured advances from the Federal Home Loan Bank at March 31, 2008 and December 31, 2007 amounting to $151.1 million and $146.5 million, respectively, a 3.1% increase. The increase in FHLB borrowings was primarily due to funding the rate of growth of the loan portfolio while matching the duration of the fixed loan portfolio and to minimize interest rate risk. As of March 31, 2008, unused borrowing capacity at the FHLB was $64.8 million. Assets pledged as collateral to the FHLB consisted of $203.1 million of the loan portfolio and $12.8 million of the investment securities portfolio as of March 31, 2008. Assets pledged as collateral to the FHLB consisted of $228.2 million of the loan portfolio and $25.3 million of the investment securities portfolio as of December 31, 2007. The advances have been outstanding at varying levels during the three months ended March 31, 2008. Total interest expense on FHLB borrowings for the three month period ended March 31, 2008 and 2007 was $1,597,000 and $844,000, respectively.

Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

Included in the FHLB borrowings of $151.1 million, as of March 31, 2008, the Company has borrowings outstanding of $121.1 with FHLB for Advances for Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set forth certain information regarding the FHLB advances at or for the dates indicated:

	At March 31, 2008

Maturity	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$4,000	3.65%
Over 3 through 6 months	4,000	3.85%
Over 6 through 12 months	14,000	3.71%
Over 12 months through 2 years	56,090	4.38%
Over 2 through 3 years	49,000	4.38%
Over 3 through 4 years	18,995	4.20%
Over 4 years	5,000	3.77%

Total	$151,085	4.24%

	At or for the three months ended March 31, 2008	At or for the twelve months ended December 31, 2007

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$149,927	$103,088
Maximum amount outstanding at any month-end during the period	153,000	146,508
Balance outstanding at end of period	151,085	146,508
Average interest rate during the period	4.28%	4.43%
Average interest rate at end of period	4.24%	4.38%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The security matured on June 30, 2032 but was callable after September 30, 2007. The interest rate on the debentures was paid quarterly at the three-month LIBOR plus 3.65%. The debenture is subordinated to the claims of depositors and other creditors of the Bank. In October 2007, the Company paid off the $10 million debentures.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of March 31, 2008, the interest rate was 6.87%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of March 31, 2008, the interest rate was 6.56%. The debenture is subordinated to the claims of deposits and other creditors of the Bank. The proceeds were used to pay off the debenture issued in 2002.

Total interest expense attributable to the junior subordinated debentures during the three months of 2008 versus the same period for 2007 was $202,000 and $289,000, respectively.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers Bank. The credit facility bears floating interest rate of three-month LIBOR plus 2.75% and will mature on March 28, 2018. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.45%. The Company paid a loan fee of .50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2008. The Company can receive up to $2 million in additional disbursements over the next twelve months. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months.

On April 14, 2008, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was reduced from a rate of three-month LIBOR plus 2.75% to three-month LIBOR plus 2.25%.

Capital Resources

Stockholders’ equity was $34,315,000 as of the three months ended March 31, 2008 as compared to $32,933,000 as of December 31, 2007. The increase was attributable to net income of $1,227,000, amortization of deferred compensation – incentive stock options of $79,000 and unrealized security holding gain of $258,000 partially offset by $181,000 dividends declared during the period.

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

As of March 31, 2008 and December 31, 2007, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC. The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of March 31, 2008:

Total capital to risk-weighted assets	$54,082	10.3%	$42,169	8.0%	$52,712	10.0%
Tier 1 capital to risk-weighted assets	48,822	9.3%	21,089	4.0%	31,634	6.0%
Tier 1 capital to average assets	48,822	8.6%	22,841	4.0%	28,551	5.0%

As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans. The major source of the funds required is generally provided by payments and maturities of loans, sale of loans, liquidation of assets, deposit inflows, investment security maturities and paydowns, Federal funds lines, FHLB advances, other borrowings and the acquisition of additional deposit liabilities. One method that banks utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank’s primary use of funds are for origination of loans, the purchase of investment securities, maturing CD’s, checking and saving deposit withdrawals, repayment of borrowings and dividends to common shareholders.

To meet liquidity needs, the Company maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of March 31, 2008, liquid assets were comprised of $7,775,000 in Federal funds sold, $635,000 in interest-bearing deposits in other financial institutions, $4,068,000 in cash and due from banks, and $45,901,000 in available-for-sale securities. Those liquid assets equaled 9.7% of total assets at March 31, 2008. As of December 31, 2007, liquid assets were comprised of $567,000 in Federal funds sold, $627,000 in interest-bearing deposits in other financial institutions, $4,458,000 in cash and due from banks, and $40,661,000 in available-for-sale securities. Those liquid assets equaled 8.3% of total assets at December 31, 2007.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings. The Bank anticipates that the Federal funds lines and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity. As of March 31, 2008, the Bank had lines of credit totaling $84.8 million available. These lines of credit consist of $20.0 million in unsecured lines of credit with two correspondent banks, and approximately $64.8 million in a line of credit through pledged loans and securities with the FHLB San Francisco. In addition, there is a line of credit with the Federal Reserve Bank of San Francisco, although currently no loans or securities have been pledged.

For non-banking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, is an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. The Company expects cash dividends paid by the Bank to the Company to be sufficient to meet payment schedules. As of March 31, 2008 and December 31, 2007, there were $191,000 and $561,000 in dividends paid by the Company to the shareholders, respectively.

Net cash provided by operating activities totaled $2.5 million for the first three months of 2008 as compared to $1.9 million for the same period in 2007. The increase was primarily the result of an increase in net income, an increase in proceeds from loan sales, and a change in accrued interest payable and other liabilities partially offset by a change in loans transferred to held for sale and deferred income taxes.

Net cash used by investing activities totaled $37.7 million for the first three months of 2008 as compared $8.3 million provided by investing activities for the same period in 2007. The change was primarily the result of loans originated or purchased, net of repayments and purchase of investment securities available-for-sale partially offset by an increase in principal reduction in securities available-for-sale.

Funds provided by financing activities totaled $41.9 million for the first three months of 2008 as compared to funds used by financing activities of $5.1 million for the same period in 2007. The increase in net cash provided by financing activities was primarily the result of an increase in deposits, long term debt and FHLB advances for the first three months of 2008 as compared to the same period prior year.

The Company anticipates maintaining its cash levels in 2008 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during 2008, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing checking deposits and money market checking deposit, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposits, have been less stable during the recent period of increased rate competition from banks affected by the subprime and mortgage lending crisis. The growth of deposit balances is subject to heightened competition and the success of the Company’s sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short term borrowings. However, due to uncertainty in the general economic environment, competition, and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The Company has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and some of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Company has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowing, brokered certificates of deposit, and non-brokered wholesale certificates of deposit.

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

The following table shows the Bank’s cumulative gap analysis as of March 31, 2008:

	At March 31, 2008

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$710	$20,115	$22,011	$16,804	$59,640
Federal Funds	7,775	—	—	—	7,775
Interest-bearing deposits in other financial institutions	—	—	635	—	635
Loans	137,096	119,681	203,689	42,093	502,559
FHLB and PCBB Stock	7,611	—	—	—	7,611

Total	$153,192	$139,796	$226,335	$58,897	$578,220

Interest-Bearing Liabilities
Interest-bearing checking	$821	$—	$6,322	$—	$7,143
Money market and savings	146,923	—	—	—	146,923
Time deposits	84,963	103,312	29,111	—	217,386
FHLB advances	4,000	18,000	128,085	1,000	151,085
Other long term debt	—	—	—	3,000	3,000
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$250,110	$121,312	$163,518	$4,000	$538,940

Interest rate sensitivity gap	(96,918)	18,484	62,817	54,897	39,280

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-16.8%	-13.6%	-2.7%	6.8%	6.8%

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

Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of March 31, 2008, the current one year gap ratio is –30.4%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The Company uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. Sensitivity of Net Interest Income (“NII) and Capital to interest rate changes arises when yields on loans and investments change in a different time frame or amount from that of rates on deposits and other interest-bearing liability. To mitigate interest rate risk, the structure of the Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits. The asset and liability policy sets limits on the acceptable amount of change to NII and Capital in changing interest rate environments. The Bank uses simulation models to forecast NII and Capital.

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

In the simulation of NII and Capital under various interest rate scenarios, the simplified statement of condition is processed against two interest rate change scenarios. Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels. The model is used to assist management in evaluating and in determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +200 basis point rate shock is -13.00% and the current estimated change in the economic value of equity given a +200 basis point rate shock is -5.42%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-13.00%	-5.42%
- 200 basis points	12.25%	33.49%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending March 31, 2008 and December 31, 2007:

	For The Three Months Ended March 31, 2008	For The Twelve Months Ended December 31, 2007

Annualized net income as a percentage of average assets	0.86%	0.81%
Annualized net income as a percentage of average equity	14.63%	12.89%
Average equity as a percentage of average assets	5.86%	6.28%
Dividends declared per share as a percentage of diluted net income per share	15.60%	4.67%

In 2008, the Company grew its earning asset base, produced additional other income, and increased the dividends declared from $.045 in April and July 2007, respectively, to $0.05 dividends declared in October 2007 and January 2008, respectively.

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

Because of the Bank’s ratio of rate sensitive assets to rate sensitive liabilities, the Bank tends to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market. The management of Federal Funds rate by the Federal Reserve has an impact on the Company’s earnings such that changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Current Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement Financial Accounting Standards (“SFAS”) SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that qualify special-purpose entity may hold. This statement was effective for financial instruments acquired or issued after the beginning of the fiscal year 2007 and was adopted January 1, 2007. The adoption of this statement did not have a material impact on the financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” SFAS No. 156, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception. Future methods of assessing values can be performed using either the amortization or fair value measurement techniques. SFAS No. 156 was adopted on January 1, 2007 and did not have a material impact on the financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was adopted by the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company adopted FAS 159 and chose not to measure eligible financial instruments at their fair value.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the effects of this Statement on its consolidated financial statements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On September 9, 2007, the Company received approval from the Board of Directors for a plan to repurchase, as conditions warrant, up to 5% of the Company’s common stock, to be made from time to time in the open market over the next twelve months. The repurchase of any or all such shares authorized for repurchase will be dependent on management’s assessment of market conditions. The repurchase plan represents approximately 200,649 shares of the Company’s common stock outstanding as of July 28, 2007.

From September 9, 2007 through December 31, 2007, the Company purchased 192,216 shares at an average price of $12.47 per share for a total cost of $2,468,846. No purchases were made in the first quarter of 2008. A schedule of purchases made in 2007 are shown below.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

a) Exhibits

3.2	Amended and Restated Bancorp Bylaws

10.1	Agreement with Pacific Coast Bankers Bank, as amended

11.	Earnings per share (See Note 3 to the Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC BANCORP, INC.
A California Corporation

Date: May 13, 2008	BY:	/s/ MARK GARWOOD

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: May 13, 2008	BY:	/s/ MICHAEL E. MOULTON

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bancorp Bylaws

10.1	Agreement with Pacific Coast Bankers Bank, as amended

11	Earnings per share (See Note 3 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350