Form 10-Q
period 2008-06-30
TAMALPAIS BANCORP
filed 2008-08-13
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-50878

TAMALPAIS BANCORP
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

Common Stock outstanding as of July 28, 2008: 3,823,634 shares

Tamalpais Bancorp
Table of Contents

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements with respect to the financial condition, results of operation and business of Tamalpais Bancorp (formerly known as Epic Bancorp) and its subsidiaries. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) decline in real estate values in the Company’s operating market areas; (7) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business; and, (8) other risks detailed in the Tamalpais Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Tamalpais Bancorp, investors and others are cautioned to consider these and other risks and uncertainties. Tamalpais Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

PART I: FINANCIAL INFORMATION

The information for the three and six months ended June 30, 2008 and June 30, 2007 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Tamalpais Bancorp at June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1: FINANCIAL STATEMENTS

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$4,722,426	$4,457,959
Federal funds sold	536,909	566,541

Total Cash and Cash Equivalents	5,259,335	5,024,500
Interest-bearing time deposits in other financial institutions	643,308	627,387

Investment securities:
Available-for-sale	43,937,197	40,660,856
Held-to-maturity, at cost	12,555,578	14,514,528
Federal Home Loan Bank restricted stock, at cost	8,309,000	6,885,900
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	558,920,185	469,613,486
Less: Allowance for loan losses	(5,847,724)	(4,914,553)

	553,072,461	464,698,933
Bank premises and equipment, net	4,274,609	4,653,871
Accrued interest receivable	3,678,314	3,221,249
Cash surrender value of bank-owned life insurance	10,624,439	10,387,374
Other assets	6,686,618	6,090,187

Total Assets	$649,090,859	$556,814,785

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$26,651,226	$23,254,723
Interest-bearing checking deposits	6,464,363	6,874,465
Money market and saving deposits	157,159,446	138,275,392
Certificates of deposit greater than or equal to $100,000	122,416,739	110,587,625
Certificates of deposit less than $100,000	106,162,034	82,182,492

Total Deposits	418,853,808	361,174,697
Federal Home Loan Bank Advances	172,185,000	146,507,500
Long term debt	6,000,000	—
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	3,571,800	2,797,051

Total Liabilities	614,013,608	523,882,248

Commitment and Contingencies	—	—

Stockholders’ Equity

Common stock, no par value; 10,000,000 shares authorized; 3,818,284 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	11,977,473	11,977,473
Additional Paid-In-Capital	817,083	663,213
Retained earnings	22,186,873	20,084,667
Accumulated other comprehensive income	95,822	207,184

Total Stockholders’ Equity	35,077,251	32,932,537

Total Liabilities and Stockholders’ Equity	$649,090,859	$556,814,785

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$9,930,424	$8,927,108	$19,365,983	$17,740,151
Interest on investment securities	660,704	560,828	1,307,631	1,127,687
Interest on Federal funds sold	10,238	67,915	50,956	113,314
Interest on other investments	112,914	56,218	205,950	136,239
Interest on deposits in other financial institutions	8,011	11,514	15,922	22,770

Total Interest Income	10,722,291	9,623,583	20,946,442	19,140,161

Interest Expense
Interest expense on deposits	3,020,744	4,099,814	6,374,566	8,193,321
Interest expense on borrowed funds	1,680,555	1,013,515	3,277,387	1,857,484
Interest expense on long term debt	38,173	—	38,173	—
Interest expense on Junior Subordinated Debentures	150,806	295,493	352,941	584,767

Total Interest Expense	4,890,278	5,408,822	10,043,067	10,635,572

Net Interest Income Before Provision for Loan Losses	5,832,013	4,214,761	10,903,375	8,504,589
Provision for Loan Losses	598,858	10,155	943,957	(76,135)

Net Interest Income After Provision for Loan Losses	5,233,155	4,204,606	9,959,418	8,580,724

Non-interest Income
Gain on sale of loans, net	—	258,617	166,293	417,055
Loan servicing	48,999	26,612	84,758	76,189
Registered Investment Advisory Services fee income	149,986	145,092	306,833	285,953
Other income	277,897	315,201	582,939	466,082

Total Non-interest Income	476,882	745,522	1,140,823	1,245,279

Non-interest Expenses
Salaries and benefits	2,078,872	1,831,452	4,222,272	3,734,495
Occupancy	389,092	369,793	744,535	718,140
Advertising	69,896	73,671	148,241	210,303
Professional	187,829	158,194	298,176	272,584
Data processing	160,333	93,060	281,260	204,385
Equipment and depreciation	216,393	217,873	437,359	417,143
Other administrative	660,781	527,369	1,267,753	989,245

Total Non-interest Expense	3,763,196	3,271,412	7,399,596	6,546,295

Income Before Provision for Income Taxes	1,946,841	1,678,716	3,700,645	3,279,708
Provision for Income Taxes	680,748	611,624	1,207,229	1,194,688

Net Income	$1,266,093	$1,067,092	$2,493,416	$2,085,020

Earnings Per Share
Basic	$0.33	$0.27	$0.65	$0.52

Diluted	$0.33	$0.27	$0.65	$0.52

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	37,320	98,638	—	—	—	—	98,638
Cash Dividends	—	—	—	—	(179,640)	—	(179,640)
7% stock dividend declared on January 26, 2007		3,800,146			(3,800,146)

Share-based compensation	—	—	171,982	—	—	—	171,982
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
Comprehensive Income
Net Income for the period	—	—	—	$2,085,020	2,085,020	—	2,085,020
Unrealized security holding gains (net of 35,266 tax expense)	—	—	—	(52,899)	—	(52,899)	(52,899)

Total Comprehensive Income				$2,032,121

Balance, June 30, 2007	3,998,172	$14,283,600	$570,664		$18,341,805	$(175,419)	$33,020,650

Balance, January 1, 2008	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	—	—	—	—	—	—	—
Redemption and retirement of stock	—	—	—	—	—	—	—
Cash Dividends	—	—	—	—	(391,210)	—	(391,210)
Share-based compensation	—	—	153,870	—	—	—	153,870
Comprehensive Income
Net Income for the period	—	—	—	$2,493,416	2,493,416	—	2,493,416
Unrealized security holding loss (net of $74,241 tax benefit)	—	—	—	—	—	—	—

Total Comprehensive Income				$2,493,416

Balance, June 30, 2008	3,818,284	$11,977,473	$817,083		$22,186,873	$207,184	$35,188,613

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,

	2008	2007

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$2,493,416	$2,085,020
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	442,874	452,458
Provision for loan losses	943,957	(76,135)
Change in deferred cost, net of amortization	38,450	231,087
Change in loan servicing asset, net of amortization	39,990	(21,157)
Earnings in cash surrender value of bank owned life insurance	(237,065)	(112,358)
Net amortization of premiums on investment securities	28,194	60,820
Loss on other-than-temporary impairment	66,968	—
Share Based Compensation	153,870	171,982
FHLB stock dividends	(184,700)	(87,500)
Gain on Sale of Loans	(166,293)	(417,055)
Loans Originated for Sale	(300,000)	(7,212,236)
Proceeds from Loan Sales	7,345,593	7,657,460
Net change in accrued interest receivable and other assets	(1,058,161)	26,866
Net change in accrued interest payable and other liabilities	774,749	(147,130)
Excess tax benefit from share-based compensation	—	(16,689)

Net Cash Provided By Operating Activities	10,381,842	2,595,433

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(96,196,319)	(12,274,770)
Principal reduction in securities available-for-sale	4,251,104	3,127,559
Principal reduction in securities held-to-maturity	1,929,082	4,247,698
Purchase of investment securities available-for-sale	(7,778,341)	(11,760,006)
Net change in interest earning deposits	(15,921)	(22,770)
Redemption of Federal Home Loan Bank stock	(1,238,400)	1,089,100
Purchase of bank owned life insurance	—	(10,000,000)
Purchase of property and equipment	(63,612)	(117,005)

Net Cash (Used By) By Investing Activities	(99,112,407)	(25,710,194)

Cash Flows From Financing Activities
Net increase/(decrease) in deposits	$57,679,110	$(89,160)
Net change in FHLB advances	25,677,500	16,381,151
Net change in Long Term Debt	6,000,000	—
Proceeds from stock options excercised	—	98,638
Excess tax benefits from share-based compensation	—	16,689
Dividends paid	(391,210)	(179,640)

Net Cash Provided by Financing Activities	88,965,400	16,227,678

Net Increase/(Decrease) in Cash and Cash Equivalents	234,835	(6,887,083)
Cash and Cash Equivalents, Beginning of Period	5,024,500	12,276,034

Cash and Cash Equivalents, End of Period	$5,259,335	$5,388,951

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$10,880,189	$10,589,633

Income taxes paid	$1,075,000	$1,330,000

Transfer of loans held for investment to held for sale	$6,840,592	$—

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$(111,362)	$(52,899)

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Tamalpais Bancorp (formerly known as Epic Bancorp), and its subsidiaries (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank (the “Bank”), San Rafael Capital Trust I (dissolved in 2007), II and III (the “Trusts”), which are wholly owned unconsolidated subsidiaries that were formed in 2002, 2006 and 2007, respectively, and Tamalpais Wealth Advisors (“TWA”). All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Earnings per share data and related share amounts for the three and six months ended June 30, 2007 have been adjusted for the 7% stock dividend declared in January 2007.

NOTE 2: Financial Instruments with Off-Balance Sheet Risk

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

As of June 30, 2008, the Company has no outstanding standby Letters of Credit, approximately $33,405,000 in commitments to fund commercial real estate, construction, and land development loans, $12,055,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $24,059,000 in other unused commitments. As of December 31, 2007, the Company had no outstanding standby Letters of Credit, approximately $26,475,000 in commitments to fund commercial real estate, construction, and land development loans, $23,806,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $37,413,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $114,000 and $73,000 as of June 30, 2008 and December 31, 2007, respectively, for these commitments, which is recorded in “accrued interest payable and other liabilities.”

At June 30, 2008 and December 31, 2007, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net Income as Reported	$1,266,093	$1,067,092	$2,493,416	$2,085,020

Weighted average shares:
Basic weighted average number of common shares outstanding	3,818,284	3,987,981	3,818,284	3,975,848
Dilutive effect of stock options	—	36,669	—	37,808

Diluted weighted average number of common shares outstanding	3,818,284	4,024,650	3,818,284	4,013,656

Net income per common share:
Basic	$0.33	$0.27	$0.65	$0.52
Diluted	$0.33	$0.27	$0.65	$0.52

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

A summary of activity for the Company’s options for the six months ended June 30, 2008 is presented below. Amounts have been restated to reflect the 7% stock dividend declared in January 2007.

	Six months ended June 30, 2008				Six months ended June 30, 2007

			Total	Average Remaining			Total	Average Remaining
	Number of	average	Intrinsic Value	Contractual Term	Number of	Weighted average	Intrinsic Value	Contractual Term
	Shares	Exercise Price	(in thousands)	(in years)	Shares	Exercise Price	(in thousands)	(in years)

Options outstanding, beginning of quarter	395,359	$12.27	—	—	510,733	$11.36	—
Granted	175,750	$11.82	—	—	—	$—	—
Cancelled/forfeited	(41,979)	$12.43	—	—	(28,926)	$13.33	—
Exercised	—	$—	—	—	(5,657)	$10.67	—

Options outstanding, end of quarter	529,130	$12.11	$—	7.38	476,150	$11.25	$1,190	6.29

Exercisable (vested), end of quarter	225,293	$11.62	$—	5.43	305,101	$10.39	$1,025	5.73

As of June 30, 2008 and 2007 there was $1,313,000 and $1,096,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 2.95 and 2.91 years, respectively.

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

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The weighted average assumptions used in the pricing model for options granted during the six months ended June 30, 2008 are noted in the following table. No options were granted in the first six months of 2007. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

Six Months Ended June 30, 2008

Risk-free interest rate	3.44%
Expected dividend yield	1.50%
Expected life in years	7
Expected price volatility	25.61%
Weighted average grant date fair value	$ 4.27

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

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. The repurchase plan represents approximately 200,649 shares of the company’s common stock outstanding as of July 28, 2007, as reported on the Company’s June 30, 2007 Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 10, 2007. The repurchase program allows the Company to purchase common shares for a period of approximately twelve months from the approval date in the open market. In 2007, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2,468,846. No shares were repurchased in the first six months of 2008. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

NOTE 7: Trust Preferred Security

On September 30, 2007, the Company accrued for the redemption of the $10 million of the trust preferred securities that were issued by a wholly owned trust, San Rafael Capital Trust I. The Company paid this redemption on October 1, 2007. The interest rate on the debenture had borne a floating interest rate of three-month LIBOR plus 3.65%. As a result of this redemption, the Company incurred a nonrecurring expense of $200,000 for the expensing of the unamortized placement fees.

The funds utilized to redeem these trust preferred securities were primarily obtained from the issuance of $10 million in new trust preferred securities that bear a floating interest rate of three-month LIBOR plus 1.44%. These securities were issued through a new wholly owned trust, San Rafael Capital Trust III.

NOTE 8: Fair Value Measurement

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. SFAS 157-2. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP SFAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first six months of 2008.

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

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 securities include mortgage-backed securities, municipal bonds, collateralized mortgage obligations and impaired loans.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2008. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

	Fair Value Measurements at June 30, 2008 Using

Description	June 30, 2008	Quoted Prices in Active Markets for Idential Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:

Available-for-sale securities	$43,937,197	$—	$43,937,197	$—

	$43,937,197	$—	$43,937,197	$—

Assets and liabilities measured on a non recurring basis:

Impaired loans	$555,000	$—	$555,000	$—

	$555,000	$—	$555,000	$—

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available-for-sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

Impaired loans – An impaired loan is measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.

NOTE 9: Subsequent Events

On July 22, 2008, the Board of Directors of the Company declared a $0.055 per share cash dividend, payable on August 29, 2008, to shareholders of record as of August 15, 2008.

Item 1A: Risk Factors – Not Applicable

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Tamalpais Bancorp, formerly known as Epic Bancorp, was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for the Bank, a California industrial bank established in 1991, which offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers. TWA, formerly known as Epic Wealth Management, established in January 2005, offers investment advisory and financial planning services to the general community and to clients of the Bank to enable them to reach their personal and financial goals.

As of June 30, 2008, the consolidated Company is comprised of three entities, Tamalpais Bancorp, the Bank and TWA. San Rafael Capital Trust II and III (the “Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

The Bank operates seven full service branches in Marin County, located north of San Francisco, California and two loan production offices located in Santa Rosa and Roseville, California, which focus principally on origination of SBA and other small business loans. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer.

The Bank’s deposit products include checking products for both business and personal accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), and certificates of deposit products. The Bank also offers commercial cash management products and DepositNOW Remote Deposit Capture which is a check clearing tool that allows customers to deposit checks without going to the Bank. A broad range of commercial and retail lending programs include commercial and industrial real estate loans, commercial loans to businesses including SBA loans, mortgages for multifamily real estate, revolving lines of credit and term loans, consumer loans including secured and unsecured lines of credit, land and construction lending for commercial real estate, single family residences, and apartment buildings.

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single-family home is $846,000, according to DataQuick June 2008 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $7.8 billion in total deposits as of June 30, 2007 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists of Marin County and the Greater Bay Area. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

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

Company Risks

Whether or not the Company can achieve its financial goals depends on risks and uncertainties that could be beyond the Company’s control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

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

For the three months ended June 30, 2008, the Company reported on a consolidated basis, net income of $1,266,000 as compared to $1,067,000 for the three months ended June 30, 2007, an increase of $199,000 or 18.7%. Diluted earnings per share was $0.33 and $0.27 for the three months ended June 30, 2008 and 2007, respectively, an increase of 22.2%.

For the six months ended June 30, 2008, the Company reported on a consolidated basis, net income of $2,493,000 as compared to $2,085,000 for the six months ended June 30, 2007, an increase of $408,000, or 19.6%. Diluted earnings per share was $0.65 for the six months ended June 30, 2008 as compared to $0.52 for the six months ended June 30, 2007, an increase of 25.0%.

Total assets reached $649,091,000 as of June 30, 2008, an increase of $92,276,000, or 16.6% from December 31, 2007. Total deposits were $418,854,000 as of June 30, 2008, an increase of $57,679,000, or 16.0% from December 31, 2007. Total loans receivable, net were $553,072,000 as of June 30, 2008, as compared to $464,699,000 as of December 31, 2007, representing an increase of $88,374,000, or 19.0%.

The increase in net income and fully diluted earnings per share for the three and six months ended June 30, 2008 over the same period prior year was primarily the result of the following:

•

For the three and six months ended June 30, 2008, interest income increased $1,099,000, or 11.4% and $1,806,000, or 9.4%, respectively, over the same periods last year. The increase in interest income was largely due to an increased earning asset base as a result of an increase in the size of the Bank’s loan portfolio partially offset by a decreasing earning asset yield to 7.20% from 7.86%, a sixty six basis point decrease, and 7.34% to 7.90%, a fifty six basis point decrease, respectively, for the three and six months ended 2008 versus 2007.

•

Interest expense decreased $519,000, or 9.6% and $593,000, or 5.6%, respectively, for the three and six months ended June 30, 2008 as compared to the same period prior year. The decrease was primarily due to the following.

Interest expense on deposits decreased $1,079,000, or 26.3% and $1,819,000, or 22.2%, respectively, for the three and six months ended June 30, 2008 as compared to the same period prior year. The decreases are primarily attributable to a decreasing interest rate environment in the first two quarters of 2008 as compared to the same quarters of 2007. Interest expense on junior subordinated debentures decreased $145,000, or 49.0% and $232,000, or 39.6%, respectively, as a result of the decrease in LIBOR in the first two quarters of 2008 as compared to the same periods prior year. Additionally, in 2007 the Company refinanced $10 million in trust preferred securities with a floating interest rate of three-month LIBOR plus 1.44% from a floating interest rate of three-month LIBOR plus 3.65%. Partially offsetting these decreases was an increase of $667,000, or 65.8% and $1,420,000, or 76.4%, respectively, in interest expense on borrowed funds as a result of the Bank borrowing more funds to support the loan growth for the three and six months ended June 30, 2008 as compared to the same periods in 2007. There was also an increase in interest expense for long term debt of $38,000, or 100%, for the three and six month period ended June 30, 2008 as compared to the same period prior year.

Partially offsetting the increase in interest income and the decrease in interest expense, which had positive impacts on net income, were decreases in non-interest income, an increase in the provision for loan losses and an increase in non-interest expense as follows.

•

Non-interest income decreased $269,000, or 36.0% and $104,000, or 8.4%, respectively, for the three and six months ended June 30, 2008 as compared to the same period prior year. These decreases are primarily related to the Gain on sale of loans of $259,000 which occurred in the first quarter of 2007 and $158,000 in the second quarter of 2007 versus the gain on sale of loans of $166,000 in the first quarter of 2008 and no loan sales in the second quarter of 2008. There was also an increase in other income for fees generated from retail and commercial banking operations and the Bank Owned Life Insurance asset purchased in April 2007 for the six months ended June 30, 2008 as compared to the same period prior year.

•

The provision for loan losses for the three and six months ended June 30, 2008 was $599,000 and $944,000, respectively, as compared to a provision of $10,000 and a recovery in the provision of $76,000 in the three and six months ended June 30, 2007. This level is considered adequate by management for probable loan losses inherent in the loan portfolio.

•

Non-interest expense for the three and six months ended June 30, 2008 increased $492,000, or 15.0% and $853,000, or 13.0%, respectively, over the same period prior year. The increases are primarily attributable to the following.

Planned increases in staff resulted in an increase in salaries and benefits of $247,000, or 13.5% and $488,000, or 13.1%, respectively, in the first and second quarter 2008 as compared to the same periods prior year. Professional fees increased $30,000, or 18.7% and $26,000, or 9.4%, respectively, for the three and six month period ended June 30, 2008 as compared to the same period prior year. Other administrative expenses increased $133,000, or 25.3% and $279,000, or 28.2%, respectively, in the first and second quarter of 2008 over the same period in 2007 as a result of the growth of the Company partially offset by a decrease in advertising expense of $4,000, or 5.1% and $62,000, or 29.5%, respectively.

Financial Condition

For the three and six month period ended June 30, 2008, the Company’s return on average assets (“ROA”) was 0.82% and 0.84%, respectively, compared to 0.84% and 0.83%, respectively, for the same period in 2007. The Company’s return on average equity (“ROE”) was 14.73% and 14.51%, respectively, for the three and six month period ended June 30, 2008 as compared to the 13.07% and 12.99%, respectively, for the same period last year. The increase in ROE is primarily due to the increase of the net interest margin in the first two quarters of 2008 and to the stock buy back program in the third and fourth quarters of 2007. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining superior credit quality. The Bank’s market share of total Marin County deposits increased from 4.52% to 4.76%, or an increase of 5.3% for the twelve month period from June 2006 to June 2007 (the latest date for which the information is available).

As of June 30, 2008, consolidated total assets were $649,091,000 as compared to $556,815,000 at December 31, 2007, which represents an increase of 16.6%. Contributing to the growth of assets in 2008 were increases of $89,307,000, or 19.0% in gross outstanding loans, in total investment securities of $1,317,000, or 2.4%, in the surrender value of Bank Owned Life Insurance (“BOLI”) of $237,000, or 2.3%, in accrued interest receivable of $457,000, or 14.2%, in other assets of $596,000, or 9.8%, and in FHLB restricted stock of $1,423,000, or 20.7% partially offset by a decrease in bank premises and equipment, net of $379,000, or 8.1%. The Federal funds sold balance was $537,000 as of June 30, 2008 compared to $567,000 as of December 31, 2007, a decrease of $30,000, or 5.2%.

As of June 30, 2008, consolidated total liabilities were $614,014,000 as compared to $523,882,000 at December 31, 2007, which represents an increase of 17.2%. Contributing to the increase in liabilities in 2008 was an increase in FHLB advances of $25,678,000, or 17.5% as compared to the same period in 2007. Also, the Company in the first six months of 2008 obtained a $5 million credit facility from Pacific Coast Bankers Bank. An initial disbursement of $3 million was received on March 31, 2008 and an additional disbursement for $2 million was received in June 2008. The Company obtained an additional $1 million credit facility from Pacific Coast Bankers Bank in June 2008. Both of these increases were primarily utilized to support loan growth and to increase the capital position of the Bank. There was an increase in total deposits of $57,679,000, or 16.0% from June 30, 2008 to December 31, 2007, and accrued interest payable and other liabilities increased $775,000, or 27.7% in 2008 as compared to 2007.

Stockholder’s equity increased $2,145,000, or 6.5% to $35,077,000 in 2008 as compared to December 31, 2007. The increase was attributable to net income of $2,493,000, amortization of deferred compensation – incentive stock options of $154,000, unrealized security holding loss of $111,000 and $391,000 of cash dividends declared during the period.

As of June 30, 2008 and 2007, TWA had approximately $283 million in assets under management.

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

The following tables present average daily balances of assets, liabilities, and shareholders’ equity as of June 30, 2008 and 2007, along with total interest income earned and expense paid, and the average yields earned or rates paid and the net interest margin for the three and six months ended June 30, 2008 and 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

(dollars in thousands)	6/30/08			6/30/07

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$7,103	$70	5.58%	$2,367	$24	5.74%
Investment securities - taxable (2)	51,032	591	4.66%	47,457	537	4.54%
Other investments	7,853	113	5.79%	4,885	56	4.60%
Interest bearing deposits in other financial institutions	698	8	4.61%	1,108	12	4.34%
Federal funds sold	2,024	10	1.99%	5,065	68	5.38%
Loans (3)	529,895	9,930	7.54%	430,194	8,927	8.32%

Total Interest Earning Assets	598,605	10,722	7.20%	491,076	9,624	7.86%
Allowance for loan losses	(5,460)			(4,612)
Cash and due from banks	4,541			4,200
Net premises, furniture and equipment	4,407			4,957
Other assets	19,058			14,681

Total Assets	$621,151			$510,302

Liabilities and Shareholders’ Equity
Interest bearing checking	$6,943	10	0.58%	$7,710	12	0.62%
Savings deposits (4)	154,795	1,019	2.65%	157,971	1,775	4.51%
Time deposits	215,424	1,991	3.72%	179,728	2,313	5.16%
Other borrowings	164,888	1,681	4.10%	93,077	1,014	4.37%
Long Term Debt	3,500	38	4.37%	—	—	N/A
Junior Subordinated Debentures	13,403	151	4.53%	13,403	295	8.83%

Total Interest Bearing Liabilities	558,953	4,890	3.52%	451,889	5,409	4.80%
Noninterest deposits	24,518			22,398
Other liabilities	3,307			3,345

Total Liabilities	586,778			477,632
Shareholders’ Equity	34,373			32,670

Total Liabilities and Shareholders’ Equity	$621,151			$510,302

Net interest income		$5,832			$4,215

Net interest spread (5)			3.68%			3.06%
Net interest margin (6)			3.92%			3.44%

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

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Six Months Ended

(dollars in thousands)	6/30/08			6/30/07

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$6,638	$131	5.59%	$1,424	$28	5.57%
Investment securities - taxable (2)	49,633	1,177	4.77%	48,435	1,100	4.58%
Other investments	7,625	206	5.43%	5,078	136	5.40%
Interest bearing deposits in other financial institutions	667	16	4.82%	1,067	23	4.35%
Federal funds sold	3,627	51	2.83%	4,318	113	5.28%
Loans (3)	505,799	19,365	7.70%	428,541	17,740	8.35%

Total Interest Earning Assets	573,989	20,946	7.34%	488,863	19,140	7.90%
Allowance for loan losses	(5,223)			(4,647)
Cash and due from banks	4,414			4,573
Net premises, furniture and equipment	4,500			5,027
Other assets	18,802			10,909

Total Assets	$596,482			$504,725

Liabilities and Shareholders’ Equity
Interest bearing checking	$6,848	21	0.62%	$7,814	24	0.62%
Savings deposits (4)	147,506	1,936	2.64%	154,856	3,466	4.51%
Time deposits	208,630	4,418	4.26%	184,014	4,703	5.15%
Other borrowings	157,408	3,277	4.19%	88,613	1,857	4.23%
Long Term Debt	2,000	38	3.82%	—	—	N/A
Junior Subordinated Debentures	13,403	353	5.30%	13,403	585	8.80%

Total Interest Bearing Liabilities	535,795	10,043	3.77%	448,700	10,635	4.78%
Noninterest deposits	23,737			20,259
Other liabilities	3,097			3,653

Total Liabilities	562,629			472,612
Shareholders’ Equity	33,853			32,113

Total Liabilities and Shareholders’ Equity	$596,482			$504,725

Net interest income		$10,903			$8,505

Net interest spread (5)			3.57%			3.12%
Net interest margin (6)			3.82%			3.51%

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

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007

For the three months ended June 30, 2008, the Bank’s net interest margin (“NIM”) was 3.92%, an increase of 14.0% from the NIM of 3.44% in 2007. In the second quarter of 2008, the Company significantly lowered its cost of funds to 3.52%, down from 4.80% in the second quarter of 2007. The Company benefited from the ongoing decreases in the Federal funds and discount rates resulting in lower funding costs while asset yields remained relatively high due to the pricing structure of loans with floors, initial fixed rates and prepayment penalties.

The Bank’s yield on average interest earning assets decreased to 7.20% as of June 30, 2008 from 7.86% as of June 30, 2007 as a result of the following.

The yield on the loan portfolio decreased seventy eight basis points from 8.32% in 2007 to 7.54% in 2008 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in the first quarter 2008. The yield on the loan originations were at lower yields and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 1.99% in 2008 from 5.38% in 2007. The decrease in the yield for the Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from January 2008 through March 31, 2008 by two hundred basis points. The average balance for investment securities – taxable in 2008 of $51,032 represents a decrease of 7.5% from 2007 and an increase in yield from 4.54% in 2007 to 4.66% in 2008. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. The yield on other investments increased to 5.79% in the second quarter 2008 from 4.60% in the second quarter 2007. The yield on interest bearing deposits in other financial institutions increased twenty seven basis points from 2008 as compared to 2007.

The rate paid on average interest bearing liabilities decreased from 4.80% to 3.52% when comparing the three month period ended June 30, 2008 versus the same period a year ago. The rate paid on savings deposits decreased from 4.51% to 2.65% from 2007 as compared to 2008 and the rate paid on time deposits decreased one hundred forty four basis points from 5.16% to 3.72% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in the first quarter 2008. The rate on other borrowings decreased twenty seven basis points from second quarter of 2008 as compared to second quarter of 2007. The junior subordinated rate paid on debentures decreased from 8.83% to 4.53% at 2008 when compared to 2007. The decrease in the interest rate paid on debentures is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which bore a floating interest rate of three-month LIBOR plus 3.65%, which was redeemed from the proceeds of the new issuance. New long term debt for $6 million was obtained in 2008 which had an average yield of 4.37%.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, the Bank’s net interest margin (“NIM”) was 3.82%, an increase from the NIM of 3.51% in 2007, or 8.8%. The Company benefited from the ongoing decreases in the Federal funds and discount rates resulting in lower funding costs while asset yields remained relatively high due to the pricing structure of loans with floors, initial fixed rates and prepayment penalties.

The Bank’s yield on average interest earning assets decreased from 7.90% as of June 30, 2007 to 7.34% as of June 30, 2008 as a result of the following.

The yield on the loan portfolio decreased eighty three basis points from 8.35% in 2007 to 7.70% in 2008 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in the first quarter 2008. The yield on the loan originations were lower and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 2.83% in 2008 from 5.28% in 2007. The decrease in the yield for the Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from January 2008 through March 31, 2008 by two hundred basis points. The average balance for investment securities – taxable in 2008 of $49,633 which represents a decrease of 2.5% from 2007, had an increase in yield from 4.58% in 2007 to 4.77% in 2008. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. The yield on other investments increased to 5.43% in the first two quarters 2008 from 5.40% in the first two quarters 2007. The yield on interest bearing deposits in other financial institutions increased forty seven basis points from 2008 as compared to 2007.

The rate paid on average interest bearing liabilities decreased from 4.78% to 3.77% when comparing the six month period ended June 30, 2008 versus the same period a year ago. The rate paid on savings deposits decreased from 4.51% to 2.64% from 2007 as compared to 2008 and the rate paid on time deposits decreased eighty nine basis points from 5.15% to 4.26% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in the first quarter 2008. The rate on other borrowings decreased four basis points from first two quarters of 2008 as compared to first two quarters of 2007. The junior subordinated rate paid on debentures decreased from 8.80% in 2007 to 5.30% in 2008. The decrease in the interest rate paid on debentures is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s trust preferred securities which bore a floating interest rate of three-month LIBOR plus 3.65%, and which were redeemed from the proceeds of the new issuance. New long term debt of $6 million was obtained in the first six months of 2008 which had an average yield of 3.82%.

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

	Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$146	$34	$180
Other investments	68	2	70
Interest-bearing deposits	(14)	7	(7)
Federal Funds Sold	(16)	(46)	(62)
Loans	4,862	(3,237)	1,625

	5,046	(3,240)	1,806

Increase/(decrease) in
Interest Expense
Interest-bearing checking	$(3)	$0	(3)
Savings deposits	(158)	(1,372)	(1,530)
Time Deposits	1,291	(1,576)	(285)
FHLB and other borrowings	1,486	(28)	1,458
Junior Subordinated Debentures	0	(232)	(232)

	2,616	(3,208)	(592)

Increase/(decrease) in
Net Interest Income	$2,430	$(32)	$2,398

Non-interest Income

Non-interest income is comprised of gain on sale of loans net, loan servicing, fees generated by TWA and other income. Non-interest income for the three and six months ended June 30, 2008 was $477,000, a decrease of $269,000, or 36.0% and was $1,140,000, a decrease of $104,000, or 8.4%, respectively, from the same period in 2007.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Three Months Ended				For the Six Months Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent			Increase/ (decrease) amount	Increase/ (decrease) percent
	June 30, 2008	June 30, 2007			June 30, 2008	June 30, 2007

	(Dollars in thousands)				(Dollars in thousands)
Gain on sale of loans, net	$—	$258,617	$(258,617)	-100.0%	$166,293	$417,055	$(250,762)	-60.1%
Loan servicing	48,999	26,612	22,387	84.1%	84,758	76,189	8,569	11.2%
Registered Investment Advisory Services fee income	149,986	145,092	4,894	3.4%	306,833	285,953	20,880	7.3%
Other income	277,897	315,201	(37,304)	-11.8%	582,939	466,082	116,857	25.1%

Total	$476,882	$745,522	$(268,640)	-36.0%	$1,140,823	$1,245,279	$(104,456)	-8.4%

For the three months ended June 30, 2008, the gain on sale of loans net decreased $259,000, or 100%. This decrease was due to the Company not selling any loans in the second quarter of 2008 and consequently not recognizing a gain on sale of loans. For the six months ended June 30, 2008, the gain on sale of loans net decreased $251,000, or 60.1%. This decrease was primarily due to the sale in the first quarter of 2008 of the government guaranteed portion of SBA loans in 2008 of $166,000 as compared to the gain on sale of loans of $417,000 in the second quarter of 2007. There may be periods in the coming quarters where no loan sales may occur.

Loan servicing income for the second quarter of 2008 was $49,000, representing an increase of $22,000, or 84.1% over the same period the prior year. This increase is primarily the result of an increase in the amount of loans that the Bank is servicing. Loan servicing income for the six months ended June 30, 2008 was $85,000, representing an increase of $9,000, or 11.2% over the same period prior year. This increase is primarily the result of an increase in the amount of loans that the Bank is servicing.

Advisory Services fee income increased $5,000, or 3.4% from the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007. The increase is primarily attributable to the growth of TWA’s assets under management. Advisory Services fee income increased $21,000, or 7.3% for the six month period ended June 30, 2008 as compared to the same period ended June 30, 2007. This increase is primarily attributable to the growth of the TWA providing wealth management services inclusive of investment management and financial planning to high-net worth individuals, families and institutions.

As of June 30, 2008, TWA had approximately $283.0 million in assets under management of which $56.5 million represents the Bank’s investment portfolio. The Company anticipates that TWA will grow in 2008; however, due to the uncertainties involved in the market and staffing, marketing, and growing the client base of TWA, the Company makes no assurance that TWA will generate significant revenue in 2008 or that it will be profitable on a stand-alone basis. For the first three and six months of 2008, there were no capital infusions to TWA from the Company versus $90,000 and $115,000, respectively, for the same periods prior year.

Other income decreased $37,000, or 11.8% for the three month period ended June 30, 2008 as compared to the same period prior year. The decrease in the three months ended June 30, 2008 as compared to the same period prior year is primarily attributable to the decrease in prepayment penalties, miscellaneous income, and a “other than temporary impaired charge” in the second quarter of 2008 related to Municipal Securities insured by MBIA, AMBAC, and XLCA. Partially offsetting these decreases was an increase in NSF fees as a result of increasing service charges on checks drawn against insufficient funds. Additionally, debit card fee income and deposit account service charges increased as a result of the growth of the Company.

Other income increased $117,000, or 25.1% for the six month period ended June 30, 2008 as compared to the same period prior year. The increase is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which contributed to other income and NSF fees increased as a result of increasing service charges on checks drawn against insufficient funds. Additionally, debit card fee income and deposit account service charges increased as a result of the growth of the Company. Partially offsetting these increases was a decrease in Travelers expense fee income, prepayment penalties and a “other than temporary impaired charge” in the second quarter of 2008 related to Municipal Securities insured by MBIA, AMBAC, and XLCA.

Non-interest Expense

Non-interest expense consists of salaries and benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the three and six month period ended June 30, 2008 was $3,763,000 and $7,340,000 an increase of $492,000, or 15.0% and $853,000, or 13.0%, respectively, as compared with the same periods in 2007.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended				For the Six Months Ended
			Increase/ (decrease) amount	Increase/ (decrease) percent			Increase/ (decrease) amount	Increase/ (decrease) percent
	June 30, 2008	June 30, 2007			June 30, 2008	June 30, 2007

	(Dollars in thousands)				(Dollars in thousands)
Salaries and benefits	$2,078,872	$1,831,452	$247,420	13.5%	$4,222,272	$3,734,495	$487,777	13.1%
Occupancy	389,092	369,793	19,299	5.2%	744,535	718,140	26,395	3.7%
Advertising	69,896	73,671	(3,775)	-5.1%	148,241	210,303	(62,062)	-29.5%
Professional	187,829	158,194	29,635	18.7%	298,176	272,584	25,592	9.4%
Data processing	160,333	93,060	67,273	72.3%	281,260	204,385	76,875	37.6%
Equipment and depreciation	216,393	217,873	(1,480)	-0.7%	437,359	417,143	20,216	4.8%
Other administrative	660,781	527,369	133,412	25.3%	1,267,753	989,245	278,508	28.2%

Total	$3,763,196	$3,271,412	$491,784	15.0%	$7,399,596	$6,546,295	$853,301	13.0%

Salaries and benefits is the largest component of non-interest expense. For the three and six months ended June 30, 2008, salaries and benefits increased by $247,000, or 13.5% and $488,000, or 13.1%, respectively, primarily due to the Company’s planned increases in full time equivalent (“FTE”) employees. The Company expanded its staff and management to 75 FTE as of June 30, 2008 as compared to 71 for the same period prior year to strengthen its commercial and small business banking operations. Additionally, the Company had a higher incentive bonus accrual, regular salary adjustments and higher employee and medical benefits for the first and second quarters in 2008 versus the same periods prior year.

For the three and six month period as of June 30, 2008, the increase of $19,000, or 5.2% and $26,000, or 3.7%, respectively, in occupancy costs is largely due to the annual rent adjustments in the branch and administrative facilities.

Advertising costs decreased $4,000, or 5.1% and $62,000, or 29.5%, respectively, in the three and six months ended June 30, 2008 as compared to the same period the prior year. The Company reduced the promotional expenses in the first two quarters of 2008 as compared to the same period prior year.

Professional services increased $30,000, or 18.7% and $26,000, or 9.4%, respectively, in the three and six months ended June 30, 2008 as compared with the same period prior year. The increase in 2008 was primarily attributable to higher outside consulting fees in the three and six months ended June 30, 2008 as compared to the same period prior year.

Data processing expenses for the three and six months ended June 30, 2008 were $160,000 and $281,000, an increase over the same periods in 2007 of $67,000, or 72.3% and $77,000, or 37.6%, respectively. The increases are largely attributable to the growth of the Company.

The change in equipment and depreciation for the three months ending June 30, 2008 as compared to the same period prior year was relatively unchanged. For the six months ending June 30, 2008, an increase of $20,000, or 4.8% in equipment and depreciation is primarily attributable to new purchases and leasehold improvements as a result of the growth of the Company.

Other administrative expenses of $661,000 and $1,268,000 for the three and six months ending June 30, 2008 represents a $133,000, or 25.3% and $279,000, or 28.2%, respectively, increase over the same period in 2007. The increase for the three months ended June 30, 2008 is primarily attributable to an increase in item processing expense, FDIC insurance premiums, office supplies and amortization expense of the Affordable Housing Project partially offset by a decrease in loan loss reserve for off balance sheet commitments. The increase for the six months ending June 30, 2008 is primarily attributable to an increase in item processing expense, FDIC insurance premiums, office supplies, and amortization expense of the Affordable Housing Project partially offset by a decrease in financial surety bond.

The efficiency ratio measures a bank’s productivity. It is the cost required to generate each dollar of revenue. The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 59.6% and 61.4% for the three and six months ending June 30, 2008 as compared to 66.0% and 66.7%, respectively, for the three and six months ending June 30, 2007.

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance on a quarterly basis. The Bank provides as an expense an amount to bring the allowance for loan losses to a level to provide adequate coverage for probable loan losses. For the three and six months ended June 30, 2008, the provision for loan losses was $599,000 and $944,000, respectively, as compared to $10,000 and a net recovery to the provision of $76,000 for the same periods in 2007. The increase in the provision for both periods in 2008 as compared to 2007 is the result of a higher growth in the Bank’s loan portfolio in the three and six months ending June 30, 2008 versus the same period in 2007. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Provision for Income Taxes

The Company reported a provision for income taxes of $681,000 and $1,207,000 for the three and six months ending June 30, 2008, respectively, representing a increase of $69,000, or 11.3% and $13,000, or 1.1%, respectively, as compared to the same period in 2007. The effective tax rate in the three and six months ending June 30, 2008 was 35.0% and 32.6% as compared to 36.4%, respectively, for the same periods prior year. The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company lowered its effective tax rate through tax benefits associated with Bank Owned Life Insurance (the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

FINANCIAL CONDITION

Loans

Loans, net, increased by $88,373,000, or 19.0% as of June 30, 2008 as compared to December 31, 2007. During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities. The Bank has not participated in subprime lending and it has low exposure to residential mortgages, construction and land loans. These categories, in total, comprise 11.7% of the loan portfolio.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At June 30, 2008		At December 31, 2007

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)

One-to-four family residential	$27,573	4.9%	$22,098	4.7%
Multifamily residential	154,891	27.7	123,077	26.2
Commercial real estate	318,312	57.0	246,258	52.4
Land	10,365	1.9	9,369	2.0
Construction real estate	27,684	5.0	28,988	6.2
Consumer loans	2,134	0.4	2,045	0.4
Commercial, non real estate	16,064	2.9	36,250	7.7

Total gross loans	557,023	99.8	468,085	99.7
Net deferred loan costs	1,898	0.2	1,529	0.3

Total loans receivable, net of deferred loan costs	$558,921	100%	$469,614	100%

Outstanding loan commitments at June 30, 2008 and December 31, 2007 primarily consisted of undisbursed construction loans, consumer and business lines of credit and commitments to originate business loans, commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments may grow throughout the year if loan demand continues to increase, subject to economic conditions. The Bank does not have any significant concentrations in the loan portfolio by industry or group of industries, however as of June 30, 2008 and December 31, 2007, approximately 91.2% and 89.8%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial real estate loans and seeks real estate collateral when possible.

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

As of June 30, 2008, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets for the repricing percentages of the adjustable rate loans as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007

Reprice within one year	40.7%	44.9%
Reprice within one to two years	6.8%	5.3%
Reprice within two to three years	12.1%	12.3%
Reprice within three to four years	7.1%	8.8%
Reprice within four to five years	23.6%	18.0%
Reprice after five years	9.7%	10.7%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans outstanding as of June 30, 2008. At those dates, the Bank had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR and Prime Rate.

	As of June 30, 2008

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)

One-to-four family residential	$1,280	$—	$26,293	$27,573
Multifamily residential	2,110	937	151,844	154,891
Commercial real estate	12,792	23,497	282,023	318,312
Land	718	9,647	—	10,365
Construction real estate	24,967	2,717	—	27,684
Consumer loans	436	1,591	107	2,134
Commercial, non real estate	4,795	8,334	2,935	16,064

Total	$47,098	$46,723	$463,202	$557,023

Loans with predetermined interest rates	—	—	639	639
Loans with floating or adjustable interest rates	47,098	46,723	462,563	556,384

	$47,098	$46,723	$463,202	$557,023

Nonperforming Assets

The Bank had four nonperforming loans as of June 30, 2008 totaling $555,000 as compared to one nonperforming loan of $466,000 at December 31, 2007. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through June 30, 2008, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	June 30, 2008	December 31, 2007

	(Dollars in thousands)
Non-accrual loans	$555	$466
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$555	$466

Nonperforming assets as a percent of total loans	0.10%	0.10%
Nonperforming assets as a percent of total assets	0.09%	0.08%

As of June 30, 2008, there are three small 90-day delinquent consumer lines of credit totaling $3,000 that are nonperforming. There is also a 60-day delinquent commercial real estate $552,000 SBA 7A. As of December 31, 2007 there was one commercial real estate loan for $466,000 that was on non-accrual that paid off in April 2008.

In addition, as of June 30, 2008, there were two loans totaling $430,000 that have a higher than normal risk of loss and have been classified as substandard. The substandard loans that are still performing include a $412,000 commercial real estate loan located in the Bank’s primary market area and an $18,000 unsecured line of credit. In addition, approximately $6,351,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are being closely monitored.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	June 30, 2008	December 31, 2007

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$436	$553
Loans delinquent 90 days or more and accruing	—	—

Total performing delinquent loans	$436	$553

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the six month period ended June 30, 2008 and December 31, 2007, the allowance for loan losses was 1.05%, respectively, of loans outstanding. As of June 30, 2008 and December 31, 2007, charge-offs of loans totaled $12,000 and $1,000, respectively, and there were no recoveries on previously charged-off loans. There were four nonperforming loans as of June 30, 2008 and there was one nonperforming loan as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, the ratio of the allowance for loan losses to nonperforming loans was 1053.6% and 1054.7%, respectively. Although the Bank deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the six months ended June 30, 2008	For the twelve months ended December 31, 2007

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$558,920	$469,613
Average amount of loans outstanding	505,799	439,262
Period end non-performing loans outstanding	555	466

Loans Loss Reserve Balance, Beginning of Period	$4,915	$4,671
Net Charge-offs	(12)	(1)
Recoveries	—	—
Additions/(Reductions) charged to operations	944	245

Allowance for Loan Loss, End of Period	$5,847	$4,915

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.05%	1.05%

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

As of June 30, 2008 and December 31, 2007, the carrying values of securities pledged were $56,493,000 and $55,175,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of June 30, 2008, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. As of December 31, 2007, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. The Company also owned $8,309,000 and $6,886,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of June 30, 2008 and December 31, 2007, respectively. Interest-bearing time deposits in other financial institutions amounted to $643,000 and $627,000 as of June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, $12,556,000 of the securities were classified as held-to-maturity and $43,937,000 of the securities were classified as available-for-sale. At December 31, 2007, $14,515,000, of the securities were classified as held-to-maturity and $40,661,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities and are reported at their estimated fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of June 30, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,134	$71	$(61)	13,144
U.S. Agency Securities	7,235	81	—	7,316
Municipal Securities	7,486	18	(101)	7,403
Collateralized Mortgage Obligation	15,990	140	(56)	16,074

Total Available-for-sale	$43,845	$310	$(218)	$43,937

Held-to-maturity
Mortgage backed securities	$12,556	$—	$(106)	$12,450

	As of December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,687	$180	$(132)	$15,735
U.S. Agency Securities	7,409	65	—	7,474
Municipal Securities	5,799	98	(17)	5,880
Collateralized Mortgage Obligation	11,420	152	—	11,572

Total Available-for-sale	$40,315	$495	$(149)	$40,661

Held-to-maturity
Mortgage backed securities	$14,515	$2	$(192)	$14,325

	As of June 30, 2008		As of December 31, 2007

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$13,144	4.75%	$15,735	4.76%
U.S. Agency Securities	7,316	5.34%	7,474	5.35%
Municipal Securities	7,403	3.94%	5,880	3.98%
Collateralized Mortgage Obligation	16,074	4.93%	11,572	5.55%

	$43,937	4.74%	$40,661	4.98%

Held-to-maturity
Mortgage backed securities	$12,556	3.90%	$14,515	4.17%

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits) from the Bank’s market areas. At June 30, 2008, total deposits were $418,854,000, representing an increase of $57,679,000, or 16.0% over the December 31, 2007 balance. The Company’s deposit growth plan for 2008 is to concentrate its efforts on increasing non-interest-bearing checking accounts. As of June 30, 2008, these accounts increased $3,397,000, or 14.6% as compared to December 31, 2007. The Company also experienced increases in the money market and savings and time deposits greater than and less than $100,000 accounts. The Company obtained wholesale deposits through deposit brokers of $62.5 million (14.9% of deposits) and $32.1 million (8.9% of deposits) and through non-brokered wholesale sources of $72.5 million (17.3% of deposits) and $46.2 million (12.8% of deposits) as of June 30, 2008 and December 31, 2007, respectively. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of June 30, 2008 and December 31, 2007, Reserve Fund deposits were $16.0 million, respectively. The Bank pays an interest rate equivalent to the effective Federal Funds rate plus 20 basis points. As of June 30, 2008 the rate was 2.19% as compared to a rate of 4.73% as of December 31, 2007.

Included in non-brokered wholesale certificates of deposits, on January 31, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 2.42% and matures on July 31, 2008. On February 27, 2008 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 2.16% and matures on August 27, 2008. On March 25, 2008, the Bank obtained an additional $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 1.95% and matures on September 24, 2008. Assets pledged as collateral to the State consists of $38.6 million of the investment portfolio as of June 30, 2008.

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

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	June 30, 2008			December 31, 2007

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$26,652	6.4%	0.00%	$23,255	6.4%	0.00%
Interest-bearing checking deposits	6,464	1.5%	0.15%	6,874	1.9%	0.18%
Money Market and savings deposits	157,159	37.6%	2.53%	138,276	38.3%	3.55%
Certificates of deposit over $100,000	122,417	29.2%	3.29%	110,588	30.6%	4.72%
Certificates of deposit less $100,000	106,162	25.3%	3.67%	82,182	22.8%	4.77%

Total deposits	$418,854	100.0%	2.84%	$361,175	100.0%	3.89%

The following schedule shows the maturity of the time deposits as of June 30, 2008:

	$100,000 or more			Less than $100,000

	Amount	Deposit Mix	Weighted Average Rate	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$72,351	59.1%	3.06%	$31,941	30.0%	3.51%
Over 3 through 6 months	20,997	17.2%	3.89%	23,743	22.4%	3.78%
Over 6 through 12 months	22,475	18.4%	3.22%	23,125	21.8%	3.18%
Over 12 months through 2 years	3,845	3.1%	3.90%	12,651	11.9%	3.85%
Over 2 through 3 years	2,595	2.1%	4.42%	6,745	6.4%	4.22%
4 years and over	154	0.1%	5.21%	7,957	7.5%	4.70%

Total	$122,417	100.0%	3.29%	$106,162	100.0%	3.67%

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

The Company has secured advances from the Federal Home Loan Bank at June 30, 2008 and December 31, 2007 amounting to $172.2 million and $146.5 million, respectively, a 17.5% increase. The increase in FHLB borrowings was primarily due to funding the rate of growth of the loan portfolio while matching the duration of the fixed loan portfolio and to minimize interest rate risk. As of June 30, 2008, unused borrowing capacity at the FHLB was $57.5 million. Assets pledged as collateral to the FHLB consisted of $219.8 million of the loan portfolio and $9.9 million of the investment securities portfolio as of June 30, 2008. Assets pledged as collateral to the FHLB consisted of $188.3 million of the loan portfolio and $25.0 million of the investment securities portfolio as of December 31, 2007. The advances have been outstanding at varying levels during the six months ended June 30, 2008. Total interest expense on FHLB borrowings for the three and six month period ended June 30, 2008 and 2007 was $1,681,000 and $3,277,000, respectively, and $1,014,000 and $1,857,000, respectively.

Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

Included in the FHLB borrowings of $172.2 million, as of June 30, 2008, the Company has borrowings outstanding of $128.1 million with FHLB for Advances for Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set forth certain information regarding the FHLB advances at or for the dates indicated:

	At June 30, 2008

Maturity	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$4,100	3.83%
Over 3 through 6 months	6,000	3.65%
Over 6 through 12 months	20,000	4.15%
Over 12 months through 2 years	60,090	4.32%
Over 2 through 3 years	54,000	4.23%
Over 3 through 4 years	18,995	4.11%
Over 4 years	9,000	3.90%

Total	$172,185	4.19%

	At or for the six months ended June 30, 2008	At or for the twelve months ended December 31, 2007

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$157,408	$103,088
Maximum amount outstanding at any month-end during the period	172,185	146,508
Balance outstanding at end of period	172,182	146,508
Average interest rate during the period	4.19%	4.43%
Average interest rate at end of period	4.19%	4.38%

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

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of June 30, 2008, the interest rate was 4.43%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of June 30, 2008, the interest rate was 4.12%. The debenture is subordinated to the claims of deposits and other creditors of the Bank. The proceeds were used to pay off the debenture issued in 2002.

Total interest expense attributable to the junior subordinated debentures during the three and six months ended June 30, 2008 was $151,000 and $353,000, respectively, as compared to $295,000 and $585,000, respectively, for the same period prior years.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers Bank. The credit facility bears floating interest rate of three-month LIBOR plus 2.75% and will mature on March 28, 2018. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.45%. The Company paid a loan fee of .50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2008. The Company obtained an additional $2 million in disbursements in June 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months. On April 14, 2008, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was reduced from a rate of three-month LIBOR plus 2.75% to three-month LIBOR plus 2.25%.

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers Bank. The credit facility bears a floating interest rate of three-month LIBOR plus 3.00% and will mature on June 26, 2018. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.81%. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months. The Company intends to use the net proceeds from the transaction to fund the growth of the Bank and to increase the Bank’s capital position.

Total interest expense attributable to the long term debt during the three and six month ended June 30, 2008 was $38,000, respectively.

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

As of June 30, 2008 and December 31, 2007, the Bank’s capital exceeded all minimum regulatory requirements and were considered to be “well capitalized” as defined in the regulations issued by the FDIC. The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of June 30, 2008:

Total capital to risk-weighted assets	$59,012	10.3%	$46,013	8.0%	$57,517	10.0%
Tier 1 capital to risk-weighted assets	53,164	9.3%	22,965	4.0%	34,448	6.0%
Tier 1 capital to average assets	53,164	8.6%	24,872	4.0%	31,090	5.0%

As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans. The major source of the funds required is generally provided by payments and maturities of loans, sale of loans, liquidation of assets, deposit inflows, investment security maturities and pay downs, Federal funds lines, FHLB advances, other borrowings and the acquisition of additional deposit liabilities. One method that banks utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank’s primary use of funds are for origination of loans, the purchase of investment securities, maturing CD’s, checking and saving deposit withdrawals, repayment of borrowings and dividends to common shareholders.

To meet liquidity needs, the Company maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of June 30, 2008, liquid assets were comprised of $537,000 in Federal funds sold, $643,000 in interest-bearing deposits in other financial institutions, $4,722,000 in cash and due from banks, and $43,937,000 in available-for-sale securities. Those liquid assets equaled 7.7% of total assets at June 30, 2008. As of December 31, 2007, liquid assets were comprised of $567,000 in Federal funds sold, $627,000 in interest-bearing deposits in other financial institutions, $4,458,000 in cash and due from banks, and $40,661,000 in available-for-sale securities. Those liquid assets equaled 8.3% of total assets at December 31, 2007.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings. The Bank anticipates that the Federal funds lines and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity. As of June 30, 2008, the Bank had lines of credit totaling $20.0 million available. These lines of credit consist of $20.0 million in unsecured lines of credit with two correspondent banks, and approximately $77.5 million in a line of credit through pledged loans and securities with the FHLB San Francisco. In addition, there is a line of credit with the Federal Reserve Bank of San Francisco with the Company’s $7.4 million municipal bond portfolio pledged as collateral.

For non-banking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, is an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. The Company expects cash dividends paid by the Bank to the Company to be sufficient to meet payment schedules. As of June 30, 2008 and December 31, 2007, there were $401,000 and $561,000 in dividends paid by the Company to the shareholders, respectively.

Net cash provided by operating activities totaled $10.4 million for the first six months of 2008 as compared to $2.6 million for the same period in 2007. The increase was primarily the result of an increase in net income, loans originated for sale and accrued interest payable and other liabilities partially offset by a decrease in accrued interest receivable and other assets.

Net cash used by investing activities totaled $99.1 million for the first six months of 2008 as compared $25.7 million provided by investing activities for the same period in 2007. The change was primarily the result of loans originated or purchased, net of repayments, principal reduction in securities held-to-maturity and redemption of federal home loan bank stock partially offset by purchase of investment securities available-for-sale and purchase of bank owned life insurance.

Funds provided by financing activities totaled $89.0 million for the first six months of 2008 as compared to funds used by financing activities of $16.2 million for the same period in 2007. The increase in net cash provided by financing activities was primarily the result of an increase in deposits, long term debt and FHLB advances for the first six months of 2008 as compared to the same period prior year.

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

The following table shows the Bank’s cumulative gap analysis as of June 30, 2008:

	At June 30, 2008

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$—	$22,728	$13,226	$20,539	$56,493
Federal Funds	537	—	—	—	537
Interest-bearing deposits in other financial institutions	99	—	544	—	643
Loans	120,797	122,032	227,978	88,113	558,920
FHLB and PCBB Stock	8,359	—	—	—	8,359

Total	$129,792	$144,760	$241,748	$108,652	$624,952

Interest-Bearing Liabilities
Interest-bearing checking	$6,464	$—	$—	$—	$6,464
Money market and savings	110,011	—	47,148	—	157,159
Time deposits	104,292	90,340	33,947	—	228,579
FHLB advances	4,100	26,000	142,085	—	172,185
Other long term debt	—	—	—	6,000	6,000
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$238,270	$116,340	$223,180	$6,000	$583,790

Interest rate sensitivity gap	(108,478)	28,420	18,568	102,652	41,162

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-17.4%	-12.8%	-9.8%	6.6%	6.6%

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

Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of June 30, 2008, the current one year gap ratio is -12.8%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

In the simulation of NII and Capital under various interest rate scenarios, the simplified statement of condition is processed against two interest rate change scenarios. Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels. The model is used to assist management in evaluating and in determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +200 basis point rate shock is -7.16% and the current estimated change in the economic value of equity given a +200 basis point rate shock is -15.83%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-7.16%	-15.83%
- 200 basis points	9.91%	26.44%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending June 30, 2008 and December 31, 2007:

	For The Six Months Ended June 30, 2008	For The Twelve Months Ended December 31, 2007

Annualized net income as a percentage of average assets	0.84%	0.81%
Annualized net income as a percentage of average equity	14.73%	12.89%
Average equity as a percentage of average assets	5.68%	6.28%
Dividends declared per share as a percentage of diluted net income per share	8.5%	4.67%

In 2008, the Company grew its earning asset base, produced additional other income, and increased the dividends declared from $.045 in April and July 2007, respectively, to $0.05 in October 2007 and January 2008, respectively, and $0.055 in May 2008.

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

The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences, and (c) timing in its income simulation. The model begins by disseminating data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, +2% and +3% shocks. See “Interest Rate Sensitivity”.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Tamalpais Bancorp’s 2008 Annual Meeting of Shareholders was held on June 9, 2008 (“the Meeting”). The Meeting involved the following proposals:

	1.	The nominees of the Board of Directors in the election of directors.

	2.	Amendment to the Articles of Incorporation to change the Company’s name from Epic Bancorp to Tamalpais Bancorp.

	3.	To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2008 fiscal year.

(b)

The nominees for election as directors were: Allan G. Bortel, Evelyn S. Dilsaver, Mark Garwood, Carolyn B. Horan, Ed.D., Paul David Schaeffer and Richard E. Smith (CPA). All nominees for the Board of Directors were elected. There are no other directors whose term continued after the meeting.

On Proposal No. 2 to approve the amendment to change the name of Epic Bancorp to Tamalpais Bancorp, 3,128,028 shares voted in favor of approval, 21,378 shares voted against approval and 64,210 shares abstained. Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to ratify and approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2008 fiscal year, 3,128,588 shares voted in favor of approval, 81,718 shares voted against approval, 3,310 shares abstained. Accordingly, Proposal No. 3 was passed by the shareholders.

(c)	There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

a)	Exhibits

	3.2	Amended and Restated Bancorp Bylaws (previously filed)

	10.1	Agreement with Pacific Coast Bankers Bank, as amended

	10.2	Amendment to Mark Garwood SERP Agreement

	11.	Earnings per share (See Note 3 to the Consolidated Financial Statements of this report)

	31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMALPAIS BANCORP, INC. A California Corporation

Date: August 13, 2008	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: August 13, 2008	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bancorp Bylaws

10.1	Agreement with Pacific Coast Bankers Bank, as amended

10.2	Amendment to Mark Garwood’s SERP agreement

11	Earnings per share (See Note 3 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350