Form 10-Q
period 2008-09-30
TAMALPAIS BANCORP
filed 2008-11-13
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒: QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock outstanding as of October 31, 2008: 3,823,634 shares

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

PART I: FINANCIAL INFORMATION

The information for the three and nine months ended September 30, 2008 and September 30, 2007 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Tamalpais Bancorp at September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1:	FINANCIAL STATEMENTS

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$19,060,941	$4,457,959
Federal funds sold	180,409	566,541

Total Cash and Cash Equivalents	19,241,350	5,024,500
Interest-bearing time deposits in other financial institutions	551,000	627,387

Investment securities:
Available-for-sale	46,313,424	40,660,856
Held-to-maturity, at amortized cost	11,607,830	14,514,528
Federal Home Loan Bank restricted stock, at cost	8,429,800	6,885,900
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	575,069,026	469,613,486
Less: Allowance for loan losses	(6,475,668)	(4,914,553)

	568,593,358	464,698,933
Bank premises and equipment, net	4,124,545	4,653,871
Accrued interest receivable	3,673,809	3,221,249
Cash surrender value of bank-owned life insurance	10,735,213	10,387,374
Other assets	6,388,525	6,090,187

Total Assets	$679,708,854	$556,814,785

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$30,139,603	$23,254,723
Interest-bearing checking deposits	7,133,223	6,874,465
Money market and saving deposits	156,437,556	138,275,392
Certificates of deposit greater than or equal to $100,000	116,929,282	110,587,625
Certificates of deposit less than $100,000	131,760,503	82,182,492

Total Deposits	442,400,167	361,174,697
Federal Home Loan Bank Advances	178,085,000	146,507,500
Long term debt	6,000,000	—
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	3,320,302	2,797,051

Total Liabilities	643,208,469	523,882,248

Commitment and Contingencies	—	—

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,823,634 and 3,818,284 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	12,027,473	11,977,473
Additional Paid-In-Capital	891,347	663,213
Retained earnings	23,462,163	20,084,667
Accumulated other comprehensive income, net	119,402	207,184

Total Stockholders’ Equity	36,500,385	32,932,537

Total Liabilities and Stockholders’ Equity	$679,708,854	$556,814,785

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(Unaudited)		(Unaudited)
Interest Income
Interest and fees on loans	$10,399,017	$9,210,616	$29,764,998	$26,950,769
Interest on investment securities	644,872	657,604	1,952,504	1,785,291
Interest on Federal funds sold	43,474	24,078	94,430	137,392
Interest on other investments	124,481	65,607	330,432	201,845
Interest on deposits in other financial institutions	7,691	9,414	23,613	32,184

Total Interest Income	11,219,535	9,967,319	32,165,977	29,107,481

Interest Expense
Interest expense on deposits	2,928,303	3,935,919	9,302,869	12,129,240
Interest expense on borrowed funds	1,858,216	1,215,772	5,135,603	3,073,257
Interest expense on long term debt	80,741	—	118,914	—
Interest expense on Junior Subordinated Debentures	145,064	301,931	498,005	886,698

Total Interest Expense	5,012,324	5,453,622	15,055,391	16,089,195

Net Interest Income Before Provision for Loan Losses	6,207,211	4,513,697	17,110,586	13,018,286
Provision for Loan Losses	653,000	116,420	1,596,957	40,285

Net Interest Income After Provision for Loan Losses	5,554,211	4,397,277	15,513,629	12,978,001

Non-interest Income
Gain on sale of loans, net	—	68,817	166,293	485,873
Loss on sale of securities, net	(5,780)	—	(5,780)	—
Loan servicing	47,103	51,045	131,861	127,234
Registered Investment Advisory Services fee income	157,283	153,605	464,117	439,558
Other income	324,874	335,124	907,813	801,206

Total Non-interest Income	523,480	608,591	1,664,304	1,853,871

Non-interest Expenses
Salaries and benefits	2,190,224	1,833,327	6,412,496	5,567,822
Occupancy	375,669	383,250	1,120,204	1,101,390
Advertising	85,598	96,027	233,839	306,330
Professional services	88,313	80,102	386,489	352,686
Data processing	142,624	146,198	423,884	350,583
Equipment and depreciation	213,005	252,345	650,364	669,488
Other administrative	689,919	760,689	1,957,672	1,749,934

Total Non-interest Expense	3,785,352	3,551,938	11,184,948	10,098,233

Income Before Provision for Income Taxes	2,292,339	1,453,930	5,992,985	4,733,639
Provision for Income Taxes	806,748	469,281	2,013,977	1,663,969

Net Income	$1,485,591	$984,649	$3,979,008	$3,069,670

Earnings Per Share
Basic	$0.39	$0.25	$1.04	$0.77

Diluted	$0.39	$0.25	$1.04	$0.77

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

						Accumulated Other Comprehensive Income/(Loss)
	Common Stock		Additional Paid-in Capital	Comprehensive Income	Retained Earnings		Total Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	50,438	218,138	—	—	—	—	218,138
Redemption and retirement of stock	(75,000)	(962,863)	—	—	—	—	(962,863)
Cash Dividends	—	—	—	—	(360,148)	—	(360,148)
Share-based compensation	—	—	249,289	—	—	—	249,289
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
7% stock dividend declared on January 26, 2007		3,800,146			(3,800,146)
Comprehensive Income
Net Income for the period	—	—	—	$3,069,670	3,069,670	—	3,069,670
Unrealized security holding gains (net of 16,638 tax)	—	—	—	174,955	—	174,955	174,955

Total Comprehensive Income				$3,244,625

Balance, September 30, 2007	3,936,290	$13,440,237	$647,971		$19,145,947	$52,435	$33,286,590

Balance, January 1, 2008	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	5,350	50,000	—	—	—	—	50,000
Cash Dividends	—	—	—	—	(601,512)	—	(601,512)
Share-based compensation	—	—	228,134	—	—	—	228,134
Comprehensive Income
Net Income for the period	—	—	—	$3,979,008	3,979,008	—	3,979,008
Unrealized security holding loss (net of $58,521 tax benefit)	—	—	—	(87,782)	—	(87,782)	(87,782)

Total Comprehensive Income				$3,891,226

Balance, September 30, 2008	3,823,634	$12,027,473	$891,347		$23,462,163	$119,402	$36,500,385

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,

	2008	2007

	(Unaudited)
Cash Flows From Operating Activities
Net Income	$3,979,008	$3,069,670
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	651,266	682,926
Provision for loan losses	1,596,957	40,285
Change in deferred cost, net of amortization	88,831	366,083
Change in loan servicing asset, net of amortization	50,913	(14,270)
Earnings in cash surrender value of bank owned life insurance	(347,839)	(249,601)
Net amortization of premiums on investment securities	45,968	71,658
Loss on other-than-temporary impairment	62,045	—
Share Based Compensation	228,134	249,289
FHLB stock dividends	(305,500)	(150,000)
Gain on Sale of Loans	(166,293)	(485,873)
Loss (Gain) on Sale of Securities	5,780	—
Loans Originated for Sale	(300,000)	(9,813,465)
Proceeds from Loan Sales	7,345,593	9,901,646
Net change in accrued interest receivable and other assets	(787,986)	(594,525)
Net change in accrued interest payable and other liabilities	523,251	10,106,337

Net Cash Provided By Operating Activities	12,670,128	13,180,160

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(112,420,598)	(23,436,739)
Principal reduction in securities available-for-sale	6,026,034	4,536,392
Principal reduction in securities held-to-maturity	2,865,186	6,129,729
Purchase of investment securities available-for-sale	(18,150,980)	(16,284,171)
Sale of investment securities available-for-sale	4,259,816	—
Maturity of investment securities available-for-sale	1,999,759	—
Net change in interest earning deposits	76,387	367,816
Redemption of Federal Home Loan Bank stock	(1,238,400)	476,500
Purchase of bank owned life insurance	—	(10,000,000)
Purchase of property and equipment	(121,940)	(266,417)

Net Cash (Used By) By Investing Activities	(116,704,736)	(38,476,890)

Cash Flows From Financing Activities
Net increase/(decrease) in deposits	$81,225,470	$(200,821)
Net change in FHLB advances	31,577,500	27,160,423
Issuance of Junior Subordinated Debentures	—	10,310,000
Redemption of Junior Subordinated Debentures	—	(10,310,000)
Net change in Long Term Debt	6,000,000	—
Proceeds from stock options exercised	50,000	218,138
Excess tax benefits from share-based compensation	—	16,689
Stock Repurchases	—	(962,863)
Dividends paid	(601,512)	(360,148)

Net Cash Provided by Financing Activities	118,251,458	25,871,418

Net Increase in Cash and Cash Equivalents	14,216,850	574,688
Cash and Cash Equivalents, Beginning of Period	5,024,500	12,276,034

Cash and Cash Equivalents, End of Period	$19,241,350	$12,850,722

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$15,028,055	$15,877,703

Income taxes paid	$2,115,000	$2,150,000

Transfer of loans held for investment to held for sale	$6,840,592	$—

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$(87,782)	$174,955

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Earnings per share data and related share amounts for the three and nine months ended September 30, 2007 have been adjusted for the 7% stock dividend declared in January 2007.

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

As of September 30, 2008, the Company has no outstanding standby Letters of Credit, approximately $29,860,000 in commitments to fund commercial real estate, construction, and land development loans, $12,705,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $23,313,000 in other unused commitments. As of December 31, 2007, the Company had no outstanding standby Letters of Credit, approximately $26,475,000 in commitments to fund commercial real estate, construction, and land development loans, $23,806,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $37,413,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $119,000 and $73,000 as of September 30, 2008 and December 31, 2007, respectively, for these commitments, which is recorded in “accrued interest payable and other liabilities.”

At September 30, 2008 and December 31, 2007, the Bank had no contingent liabilities for letters of credit accommodations to its customers.

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Income as Reported	$1,485,591	$984,649	$3,979,008	$3,069,670

Weighted average shares:
Basic weighted average number of common shares outstanding	3,821,889	3,997,353	3,819,495	3,983,095
Dilutive effect of stock options	11,628	—	12,626	28,256

Diluted weighted average number of common shares outstanding	3,833,517	3,997,353	3,832,121	4,011,351

Net income per common share:
Basic	$0.39	$0.25	$1.04	$0.77
Diluted	$0.39	$0.25	$1.04	$0.77

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

A summary of activity for the Company’s options for the nine months ended September 30, 2008 is presented below. Amounts have been restated to reflect the 7% stock dividend declared in January 2007.

	Nine months ended September 30, 2008				Nine months ended September 30, 2007

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of quarter	395,359	$12.27	—		510,733	$11.36	—
Granted	175,750	$11.82	—		80,000	$13.44	—

Cancelled/forfeited	(62,624)	$12.46	—		(43,499)	$13.00	—
Exercised	(5,350)	$9.35	$—		(20,410)	$9.87	$60

Options outstanding, end of quarter	503,135	$12.12	$175	7.48	526,824	$11.60	$632	6.93

Exercisable (vested), end of quarter	222,872	$11.76	$159	5.90	296,664	$10.48	$688	5.94

As of September 30, 2008 and 2007 there was $1,562,000 and $1,073,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 2.70 and 2.94 years, respectively.

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

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The weighted average assumptions used in the pricing model for options granted during the nine months ended September 30, 2008 and 2007 are noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Risk-free interest rate	3.44%	4.89%
Expected dividend yield	1.50%	1.40%
Expected life in years	7	7
Expected price volatility	25.61%	25.61%
Weighted average grant date fair value	$4.21	$4.46

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

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. The repurchase plan represents approximately 200,649 shares of the company’s common stock outstanding as of July 28, 2007, as reported on the Company’s June 30, 2007 Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 10, 2007. The repurchase program allows the Company to purchase common shares for a period of approximately twelve months from the approval date in the open market. In 2007, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2,468,846. No shares were repurchased in the first nine months of 2008. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

NOTE 7: Trust Preferred Security

On September 30, 2007, the Company accrued for the redemption of the $10 million of the trust preferred securities that were issued by a wholly owned trust, San Rafael Capital Trust I. The Company paid the redemption price on October 1, 2007. The interest rate on the debenture had borne a floating interest rate of three-month LIBOR plus 3.65%. As a result of this redemption, the Company incurred a nonrecurring expense of $200,000 for the expensing of the unamortized placement fees.

The funds utilized to redeem these trust preferred securities were primarily obtained from the issuance of $10 million in new trust preferred securities that bear a floating interest rate of three-month LIBOR plus 1.44%. These securities were issued through a new wholly owned trust, San Rafael Capital Trust III.

NOTE 8: Fair Value Measurement

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. SFAS 157-2. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP SFAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.

Fair Value Hierarchy

In accordance with SFAS 157, the Company must group its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2008. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

		Fair Value Measurements at September 30, 2008 Using

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:

Available-for-sale securities	$—	$—	$46,313,000	$—

	$—	$—	$46,313,000	$—

Assets and liabilities measured on a non recurring basis:

Impaired loans	$—	$—	$4,287,000	$—

	$—	$—	$4,287,000	$—

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available-for-sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

Impaired loans – An impaired loan is measured as a practical expedient, at the loan’s carrying value, observable market price or the fair market value of the collateral if the loan is collateral dependent.

NOTE 9: Subsequent Events

On October 21, 2008, the Board of Directors of the Company declared a $0.06 per share cash dividend, payable on November 28, 2008, to shareholders of record as of November 14, 2008.

On October 28, 2008, the Board of Directors of the Company elected to apply to the Board of Governors of the Federal Reserve System to become a Bank Holding Company. On the same date, the Board of Directors of the Bank elected to apply to the California Department of Financial Institutions and the Federal Deposit Insurance Corporation to convert the Bank’s charter from a California Industrial Banking Company to a California State Commercial Bank. If approved, the Company will come under the regulation of the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.

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

As of September 30, 2008, the consolidated Company is comprised of three entities, Tamalpais Bancorp, the Bank and TWA. San Rafael Capital Trust II and III (the “Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

The Bank operates seven full service branches in Marin County, located north of San Francisco, California and one loan production office located in Santa Rosa, California, which focus principally on origination of SBA and other small business loans. The Bank seeks to focus on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer.

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

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single-family home is $850,000, according to DataQuick September 2008 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $71,306, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $8.2 billion in total deposits as of June 30, 2008 according to data from the FDIC, the most recent date for which data is available.

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

The Company has also focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to reduce the cost of funds.

Company Risks

Whether or not the Company can achieve its financial goals depends on risks and uncertainties that could be beyond the Company’s control. Risks and uncertainties which could affect the ability to grow deposits include, among others:

•	competitive pressures in the Bank’s marketing area;

•	changes in the interest rate environment;

•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;

•	decrease in the value of real property in the Bank’s operating market area;

•	changes in business conditions and inflation;

•	loss of key management; and,

•	volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business.

The ongoing sub-prime and Alt-A lending crisis, which began in the summer 2007 and continues in 2008, has caused a liquidity shortage, particularly among large mortgage lenders. This has caused increased competition for retail deposits, as these institutions needed to offer above market rates for retail deposits due to their inability to raise liquidity through capital market sources. Global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. Although the Company remains well capitalized in light of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets.

Recently, the federal government announced various programs under the Emergency Economic Stabilization Act of 2008 (“the Act”) intended to inject liquidity and stabilize the financial industry. The Act includes the Treasury Capital Purchase Program (“TCPP”), Troubled Assets Relief Program (“TARP”), FDIC Temporary Liquidity Guarantee Program (“TLGP”) and the Money Market Investor Funding Facility. The Company is assessing the potential impact of its participation in the TARP.

It cannot be determined whether these recent steps taken by the federal government will result in significant improvement in financial and economic conditions affecting the financial services industry. Despite the federal government’s recent fiscal and monetary measures, if the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries. The Company evaluates the allowance for loan loss on a monthly basis and believes that the allowance for loan loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectability of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

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

SUMMARY

Results of Operations

Based on historical results and recent investments in branches and TWA operations, management anticipates that the Company will continue to grow in the upcoming quarter. However, due to risk factors that are beyond the control of the Company, actual results could differ from management’s estimates. Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes.

For the three months ended September 30, 2008, the Company reported on a consolidated basis, net income of $1,486,000 as compared to $985,000 for the three months ended September 30, 2007, an increase of $501,000, or 50.9%. Diluted earnings per share was $0.39 and $0.25 for the three months ended September 30, 2008 and 2007, respectively, an increase of 56.0%.

For the nine months ended September 30, 2008, the Company reported on a consolidated basis, net income of $3,979,000 as compared to $3,070,000 for the nine months ended September 30, 2007, an increase of $909,000, or 29.6%. Diluted earnings per share was $1.04 for the nine months ended September 30, 2008 as compared to $0.77 for the nine months ended September 30, 2007, an increase of 35.1%.

Total assets reached $679,709,000 as of September 30, 2008, an increase of $122,894,000, or 22.1% from December 31, 2007. Total deposits were $442,400,000 as of September 30, 2008, an increase of $81,225,000, or 22.5% from December 31, 2007. Total loans receivable, net were $568,593,000 as of September, 2008, as compared to $464,699,000 as of December 31, 2007, representing an increase of $103,894,000, or 22.4%.

The increase in net income and fully diluted earnings per share for the three and nine months ended September 30, 2008 over the same period prior year was primarily the result of the following:

•

For the three and nine months ended September 30, 2008, interest income increased $1,252,000, or 12.6% and $3,058,000, or 10.5%, respectively, over the same periods last year. The increase in interest income was largely due to an increased earning asset base as a result of an increase in the size of the Bank’s loan portfolio partially offset by a decreasing earning asset yield to 6.93% from 7.79%, an eighty six point decrease, and 7.86% to 7.19%, a sixty seven basis point decrease, respectively, for the three and nine months ended 2008 versus 2007.

•

Interest expense decreased $441,000, or 8.1% and $1,034,000, or 6.4%, respectively, for the three and nine months ended September 30, 2008 as compared to the same period prior year. The decrease was primarily due to the following.

Interest expense on deposits decreased $1,008,000, or 25.6% and $2,826,000, or 23.3%, respectively, for the three and nine months ended September 30, 2008 as compared to the same period prior year. The decreases are primarily attributable to a decreasing interest rate environment in the first three quarters of 2008 as compared to the same quarters of 2007.

Interest expense on junior subordinated debentures decreased $157,000, or 52.0% and $389,000, or 43.8%, respectively, as a result of the decrease in LIBOR in the first three quarters of 2008 as compared to the same periods prior year. Additionally, in 2007 the Company refinanced $10 million in trust preferred securities with a floating interest rate of three-month LIBOR plus 1.44% from a floating interest rate of three-month LIBOR plus 3.65%.

Partially offsetting these decreases was an increase of $642,000, or 52.8% and $2,062,000, or 67.1%, respectively, in interest expense on borrowed funds as a result of the Bank borrowing more funds to support the loan growth for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

The Company obtained a new $6 million credit facility in 2008. Thus, there was an increase in interest expense for long term debt of $81,000, or 100%, and $119,000, or 100%, respectively, for the three and nine month period ended September 30, 2008 as compared to the same period prior year.

Partially offsetting the increase in interest income and the decrease in interest expense, which had positive impacts on net income, were decreases in non-interest income, an increase in the provision for loan losses and an increase in non-interest expense as follows.

•

Non-interest income decreased $85,000, or 14.0% and $190,000, or 10.2%, respectively, for the three and nine months ended September 30, 2008 as compared to the same period prior year. These decreases are primarily related to the gain on sale of loans of $486,000 which occurred in the first nine months of 2007 versus the gain on sale of loans of $166,000 in the first nine months of 2008. Partially offsetting this decrease, there was an increase in other income for fees generated from retail and commercial banking operations and the Bank Owned Life Insurance asset purchased in April 2007 for the nine months ended September 30, 2008 as compared to the same period prior year.

•

The provision for loan losses for the three and nine months ended September 30, 2008 was $653,000 and $1,597,000, respectively, as compared to a provision of $116,000 and $40,000 in the three and nine months ended September 30, 2007. The increase in the provision reflects strong loan growth and an increased allocation for uncertainty in the market This level is considered adequate by management for probable loan losses inherent in the loan portfolio.

•

Non-interest expense for the three and nine months ended September 30, 2008 increased $233,000, or 6.6% and $1,087,000, or 10.8%, respectively, over the same period prior year. The increases are primarily attributable to the following.

Planned increases in staff resulted in an increase in salaries and benefits of $357,000, or 19.5% and $845,000, or 15.2%, respectively, in the first, second and third quarters 2008 as compared to the same periods prior year. Professional fees increased $8,000, or 10.3% and $34,000, or 9.6%, respectively, for the three and nine month period ended September 30, 2008 as compared to the same period prior year. Other administrative expenses increased $208,000, or 11.9% in the first nine months of 2008 as compared to the same period in 2007 which was a result of the growth of the Company. Partially offsetting these increases in the third quarter, there was a decrease in other administrative expenses of $71,000, or 9.3% from the third quarter 2008 as compared to the same period prior year. For the nine months ending September 30, 2008, administrative expenses increased 11.8%. There was also a decrease in advertising expense of $10,000, or 10.9% and $72,000, or 23.7%, respectively, for the three and nine month ended September 30, 2008 as compared to the same period prior year.

Financial Condition

For the three and nine month period ended September 30, 2008, the Company’s return on average assets (“ROA”) was 0.89% and 0.86%, respectively, compared to 0.74% and 0.80%, respectively, for the same period in 2007. The Company’s return on average equity (“ROE”) was 16.61% and 15.38%, respectively, for the three and nine month period ended September 30, 2008 as compared to the 11.73% and 12.55%, respectively, for the same period last year. The increase in ROE is primarily due to the increase of the net interest income in the first three quarters of 2008 and to the stock buy back program in the third and fourth quarters of 2007. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining superior credit quality. The Bank’s market share of total Marin County deposits increased from 4.76% to 5.14%, or an increase of 8.0% for the twelve month period from June 2007 to June 2008 (the latest date for which the information is available).

As of September 30, 2008, consolidated total assets were $679,709,000 as compared to $556,815,000 at December 31, 2007, which represents an increase of 22.1%. Contributing to the growth of assets in 2008 were increases of $105,456,000, or 22.5% in gross outstanding loans, in total investment securities to $2,746,000, or 5.0%, in the surrender value of Bank Owned Life Insurance (“BOLI”) of $348,000, or 3.3%, in accrued interest receivable of $453,000, or 14.0%, in other assets of $298,000, or 4.9%, and in FHLB restricted stock of $ 1,544,000, or 22.4% partially offset by a decrease in bank premises and equipment, net of $529,000, or 11.4%. The Federal funds sold balance was $180,000 as of September 30, 2008 compared to $567,000 as of December 31, 2007, a decrease of $386,000, or 68.2%.

As of September 30, 2008, consolidated total liabilities were $643,208,000 as compared to $523,882,000 at December 31, 2007, which represents an increase of 22.8%. Contributing to the increase in liabilities in 2008 was an increase in FHLB advances of $31,578,000, or 21.6% as compared to the same period in 2007. Also, the Company in the first nine months of 2008 obtained a $5 million credit facility from Pacific Coast Bankers Bank. An initial disbursement of $3 million was received on March 31, 2008 and an additional disbursement for $2 million was received in June 2008. The Company obtained an additional $1 million credit facility from Pacific Coast Bankers Bank in June 2008. Both of these increases were primarily utilized to support loan growth and to increase the capital position of the Bank.

There was an increase in total deposits of $81,225,000, or 22.5% from September 30, 2008 to December 31, 2007. In the current economic environment, the Bank has experienced intense competition for deposits. This is primarily due to a combination of businesses and consumers having fewer funds to deposit and higher deposit rates offered by competitors in order to maintain their funding base. During this time, the Bank has maintained a rational approach to retaining relationship deposits without seeking deposits that are solely rate sensitive. Accrued interest payable and other liabilities increased $523,000, or 18.7% in 2008 as compared to 2007.

Stockholder’s equity increased $3,568,000, or 10.8% to $36,500,000 in 2008 as compared to December 31, 2007. The increase was attributable to net income of $3,979,000, amortization of deferred compensation – incentive stock options of $228,000 and stock options exercised of $50,000 partially offset by unrealized security holding loss of $88,000 and $602,000 of cash dividends declared during the period.

As of September 30, 2008 and 2007, TWA had approximately $254 and $272 million in assets under management.

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

For the three and nine months ended September 30, 2008, rates paid on interest-bearing liabilities declined faster than yields on earning assets, resulting in a forty one and forty four basis point, respectively, increase in net interest margin.

The following tables present average daily balances of assets, liabilities, and shareholders’ equity as of September 30, 2008 and 2007, along with total interest income earned and expense paid, and the average yields earned or rates paid and the net interest margin for the three and nine months ended September 30, 2008 and 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

(dollars in thousands)	9/30/08			9/30/07

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$6,733	$66	5.49%	$4,316	$43	5.58%
Investment securities - taxable (2)	49,546	579	4.65%	50,845	615	4.80%
Other investments	8,367	125	5.94%	5,123	66	5.11%
Interest bearing deposits in other financial institutions	713	8	4.46%	786	9	4.54%
Federal funds sold	8,649	43	1.98%	2,132	24	4.47%
Loans (3)	570,107	10,399	7.26%	444,443	9,210	8.22%

Total Interest Earning Assets	644,115	11,220	6.93%	507,645	9,967	7.79%
Allowance for loan losses	(5,981)			(4,621)
Cash and due from banks	4,545			4,374
Net premises, furniture and equipment	4,224			4,916
Other assets	19,289			17,825

Total Assets	$666,192			$530,139

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,128	11	0.61%	$7,371	11	0.59%
Savings deposits (4)	156,724	915	2.32%	159,732	1,676	4.16%
Time deposits	239,709	2,001	3.32%	177,516	2,249	5.03%
Other borrowings	176,356	1,858	4.19%	105,142	1,216	4.59%
Long Term Debt	6,000	81	5.37%	—	—	100.00%
Junior Subordinated Debentures	13,403	145	4.30%	20,276	302	5.91%

Total Interest Bearing Liabilities	599,320	5,011	3.33%	470,037	5,454	4.60%
Noninterest deposits	27,222			21,245
Other liabilities	3,881			5,287

Total Liabilities	630,423			496,569
Shareholders’ Equity	35,769			33,570

Total Liabilities and Shareholders’ Equity	$666,192			$530,139

Net interest income		$6,209			$4,513

Net interest spread (5)			3.60%			3.19%
Net interest margin (6)			3.83%			3.53%

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

EPIC BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Nine Months Ended

(dollars in thousands)	9/30/08			9/30/07

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$6,670	$197	5.56%	$2,401	$71	5.58%
Investment securities - taxable (2)	49,613	1,756	4.73%	49,248	1,714	4.65%
Other investments	7,874	330	5.60%	5,093	202	5.30%
Interest bearing deposits in other financial institutions	682	24	4.70%	972	32	4.40%
Federal funds sold	5,313	94	2.36%	3,581	137	5.12%
Loans (3)	527,393	29,766	7.54%	433,900	26,951	8.30%

Total Interest Earning Assets	597,545	32,167	7.19%	495,195	29,107	7.86%
Allowance for loan losses	(5,478)			(4,639)
Cash and due from banks	4,458			4,386
Net premises, furniture and equipment	4,407			5,068
Other assets	18,969			13,171

Total Assets	$619,901			$513,181

Liabilities and Shareholders’ Equity
Interest bearing checking	$6,942	33	0.63%	$7,664	35	0.61%
Savings deposits (4)	150,601	2,852	2.53%	156,499	5,142	4.39%
Time deposits	219,065	6,418	3.91%	181,824	6,952	5.11%
Other borrowings	163,770	5,136	4.19%	94,183	3,073	4.36%
Long Term Debt	3,343	119	4.75%	—	—	—
Junior Subordinated Debentures	13,403	498	4.96%	15,719	887	7.54%

Total Interest Bearing Liabilities	557,124	15,056	3.61%	455,889	16,089	4.72%
Noninterest deposits	24,907			20,471
Other liabilities	3,368			4,216

Total Liabilities	585,399			480,576
Shareholders’ Equity	34,502			32,605

Total Liabilities and Shareholders’ Equity	$619,901			$513,181

Net interest income		$17,111			$13,018

Net interest spread (5)			3.58%			3.14%
Net interest margin (6)			3.83%			3.51%

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

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007

For the three months ended September 30, 2008, the Bank’s net interest margin (“NIM”) was 3.83%, an increase of 8.7% from the NIM of 3.53% in 2007. In the third quarter of 2008, the Company significantly lowered its cost of funds by one hundred twenty seven basis points from the third quarter of 2007. The Company benefited from the ongoing decreases in the Federal funds and discount rates resulting in lower funding costs while asset yields remained relatively high due to the pricing structure of loans with floors, initial fixed rates and prepayment penalties.

The Bank’s yield on average interest earning assets decreased to 6.93% as of September 30, 2008 from 7.79% as of September 30, 2007 as a result of the following.

The yield on the loan portfolio decreased ninety-six basis points from 8.22% in 2007 to 7.26% in 2008 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in the first quarter 2008. The yield on the loan originations were at lower yields and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 1.98% in 2008 from 4.47% in 2007. The decrease in the yield for the Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from January 2008 through September 30, 2008 by two hundred basis points. The average balance for investment securities – taxable in 2008 of $49,546,000 bore a decrease in yield from 4.80% in 2007 to 4.65% in 2008. The yield decrease primarily relates to purchasing more securities with lower yields than the maturities and paydowns of securities at higher yields. The yield on other investments increased to 5.94% in the third quarter 2008 from 5.11% in the third quarter 2007. The yield on interest bearing deposits in other financial institutions decreased eight basis points from 2008 as compared to 2007.

The rate paid on average interest bearing liabilities decreased from 4.60% to 3.33% when comparing the three month period ended September 30, 2008 versus the same period a year ago. The rate paid on savings deposits decreased from 4.16% to 2.32% from 2007 as compared to 2008 and the rate paid on time deposits decreased one hundred seventy one basis points from 5.03% to 3.32% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed decreases in market interest rates originating from actions taken by the Federal Reserve in the first quarter 2008. The rate on other borrowings decreased forty basis points from third quarter of 2008 as compared to third quarter of 2007. The junior subordinated rate paid on debentures decreased from 5.91% to 4.30% at 2008 when compared to 2007. The decrease in the interest rate paid on debentures is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which bore a floating interest rate of three-month LIBOR plus 3.65%, which was redeemed from the proceeds of the new issuance. New long term debt for $6 million was obtained in 2008 which had an average yield of 5.37%.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, the Bank’s net interest margin (“NIM”) was 3.83%, an increase from the NIM of 3.51% in 2007, or 9.2%. The Company benefited from the ongoing decreases in the Federal funds and discount rates resulting in lower funding costs while asset yields remained relatively high due to the pricing structure of loans with floors, initial fixed rates and prepayment penalties.

The Bank’s yield on average interest earning assets decreased from 7.86% as of September 30, 2007 to 7.19% as of September 30, 2008 as a result of the following.

The yield on the loan portfolio decreased seventy six basis points from 8.30% in 2007 to 7.54% in 2008 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in the first quarter 2008. The yield on the loan originations were lower and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 2.36% in 2008 from 5.12% in 2007. The decrease in the yield for the Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from January 2008 through September 30, 2008 by two hundred basis points. The average balance for investment securities – taxable in 2008 of $49,613,000 bore an increase in yield from 4.65% in 2007 to 4.73% in 2008. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. The yield on other investments increased to 5.60% in the first three quarters 2008 from 5.30% in the first three quarters 2007. The yield on interest bearing deposits in other financial institutions increased thirty basis points from 2008 as compared to 2007.

The rate paid on average interest bearing liabilities decreased from 4.72% to 3.61% when comparing the nine month period ended September 30, 2008 versus the same period a year ago. The rate paid on savings deposits decreased from 4.39% to 2.53% from 2007 as compared to 2008 and the rate paid on time deposits decreased from 5.11% to 3.91% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in the first quarter 2008. The rate on other borrowings decreased seventeen basis points from first three quarters of 2008 as compared to first three quarters of 2007. The junior subordinated rate paid on debentures decreased from 7.54% in 2007 to 4.96% in 2008. The decrease in the interest rate paid on debentures is attributable to the Company obtaining a issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s trust preferred securities which bore a floating interest rate of three-month LIBOR plus 3.65%, and which were redeemed from the proceeds of the new issuance. New long term debt of $6 million was obtained in the first nine months of 2008 which had an average yield of 4.75%.

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

	Nine Months ended September 30, 2008 Compared to nine Months ended September 30, 2007

	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$156	$12	$168
Other investments	115	13	128
Interest-bearing deposits	(11)	3	(8)
Federal Funds Sold	73	(116)	(43)
Loans	6,527	(3,712)	2,815

	6,860	(3,800)	3,060

Increase/(decrease) in Interest Expense
Interest-bearing checking	$(4)	$2	$(2)
Savings deposits	(188)	(2,102)	(2,290)
Time Deposits	1,770	(2,303)	(533)
FHLB and other borrowings	2,356	(174)	2,182
Junior Subordinated Debentures	(118)	(271)	(389)

	3,816	(4,848)	(1,032)

Increase/(decrease) in Net Interest Income	$3,044	$1,048	$4,092

Non-interest Income

Non-interest income is comprised of gain on sale of loans net, loan servicing, fees generated by TWA and other income. Non-interest income for the three and nine months ended September 30, 2008 was $523,000, a decrease of $85,000, or 14.0% and was $1,664,000, a decrease of $190,000, or 10.2%, respectively, from the same period in 2007.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Three Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent	For the Nine Months Ended		Increase/ (decrease) amount	Increase/ (decrease) percent

	September 30, 2008	September 30, 2007			September 30, 2008	September 30, 2007

	(Dollars in thousands)				(Dollars in thousands)
Gain on sale of loans, net	$—	$68,817	$(68,817)	-100.0%	$166,293	$485,873	$(319,580)	-65.8%
Loss on sale of securities, net	(5,780)	—	(5,780)	100.0%	(5,780)	—	(5,780)	100.0%
Loan servicing	47,103	51,045	(3,942)	-7.7%	131,861	127,234	4,627	3.6%
Investment Advisory Services fee income	157,283	153,605	3,678	2.4%	464,117	439,558	24,559	5.6%
Other income	324,874	335,124	(10,250)	-3.1%	907,813	801,206	106,607	13.3%

Total	$523,480	$608,591	$(85,111)	-14.0%	$1,664,304	$1,853,871	$(189,567)	-10.2%

For the three months ended September 30, 2008, the gain on sale of loans net decreased $69,000, or 100%. This decrease was due to the Company not selling any loans in the third quarter of 2008 and consequently not recognizing a gain on sale of loans. For the nine months ended September 30, 2008, the gain on sale of loans net decreased $320,000, or 65.8%. This decrease was primarily due to the sale in the first quarter of 2008 of the government guaranteed portion of SBA loans in 2008 of $166,000 as compared to the gain on sale of loans of $486,000 in the third quarter of 2007. There may be periods in the coming quarters where no loan sales may occur.

For the three and nine months ended September 30, 2008, loss on sale of securities, net decreased $6,000, or 100%. This decrease is attributable to the Bank selling securities in the third quarter 2008 versus no sale of securities in the first nine months of 2007.

Loan servicing income for the third quarter of 2008 was $47,000, representing a decrease of $4,000, or 7.7% over the same period the prior year. This decrease is primarily the result of a decrease in the amount of loans that the Bank was servicing during the third quarter. Loan servicing income for the nine months ended September 30, 2008 was $132,000, representing an increase of $5,000, or 3.6% over the same period prior year. This increase is primarily the result of an increase in the amount of loans that the Bank is servicing.

Advisory Services fee income increased $4,000, or 2.4% from the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007. The increase is primarily attributable to the growth of TWA’s assets under management. Advisory Services fee income increased $25,000, or 5.6% for the nine month period ended September 30, 2008 as compared to the same period ended September 30, 2007. This increase is primarily attributable to the growth of the TWA providing wealth management services inclusive of investment management and financial planning to high-net worth individuals, families and institutions partially offset by market declines affecting fees.

As of September 30, 2008, TWA had approximately $253.7 million in assets under management of which $57.9 million represented the Bank’s investment portfolio. Due to the uncertainties involved in the market and staffing, marketing, and growing the client base of TWA, the Company can give no assurance that TWA will generate significant revenue in 2008 or that it will be profitable on a stand-alone basis. For the three and nine months of 2008, there were no capital infusions to TWA from the Company versus $0 and $115,000, respectively, for the same periods prior year.

Other income decreased $10,000, or 3.2% for the three month period ended September 30, 2008 as compared to the same period prior year. The decrease in the three months ended September 30, 2008 as compared to the same period prior year is primarily attributable to the decrease in late charges, Travelers expense fee income, and BOLI interest income. Partially offsetting these decreases was an increase in NSF fees as a result of increasing service charges on checks drawn against insufficient funds. Additionally, debit card fee income and miscellaneous income increased as a result of the growth of the Company.

Other income increased $107,000, or 13.3% for the nine month period ended September 30, 2008 as compared to the same period prior year. The increase is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which contributed to other income and NSF fees increasing as a result of increasing service charges on checks drawn against insufficient funds. Additionally, debit card fee income and deposit account service charges increased as a result of the growth of the Company. Partially offsetting these increases was a decrease in Travelers expense fee income, late charges, miscellaneous fee income and a “other than temporary impaired charge” in the second quarter of 2008 related to Municipal Securities insured by MBIA, AMBAC, and XLCA. The Company began selling these securities in the third quarter and will continue to do so as market conditions warrant.

Non-interest Expense

Non-interest expense consists of salaries and benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the three and nine month period ended September 30, 2008 was $3,785,000 and $11,185,000 an increase of $233,000, or 6.6% and $1,087,000, or 10.8%, respectively, as compared with the same periods in 2007.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended		Increase/	Increase/	For the Nine Months Ended		Increase/	Increase/

	September 30, 2008	September 30, 2007	(decrease) amount	(decrease) Percent	September 30, 2008	September 30, 2007	(decrease) amount	(decrease) percent

	(Dollars in thousands)					(Dollars in thousands)
Salaries and benefits	$2,190,224	$1,833,327	$356,897	19.5%	$6,412,496	$5,567,822	$844,674	15.2%
Occupancy	375,669	383,250	(7,581)	-2.0%	1,120,204	1,101,390	18,814	1.7%
Advertising	85,598	96,027	(10,429)	-10.9%	233,839	306,330	(72,491)	-23.7%
Professional services	88,313	80,102	8,211	10.3%	386,489	352,686	33,803	9.6%
Data processing	142,624	146,198	(3,574)	-2.4%	423,884	350,583	73,301	20.9%
Equipment and depreciation	213,005	252,345	(39,340)	-15.6%	650,364	669,488	(19,124)	-2.9%
Other administrative	689,919	760,689	(70,770)	-9.3%	1,957,672	1,749,934	207,738	11.9%

Total	$3,785,352	$3,551,938	$233,414	6.6%	$11,184,948	$10,098,233	$1,086,715	10.8%

Salaries and benefits is the largest component of non-interest expense. For the three and nine months ended September 30, 2008, salaries and benefits increased by $357,000, or 19.5% and $845,000, or 15.2%, respectively, primarily due to the Company’s planned increases in full time equivalent (“FTE”) employees. The Company expanded its staff and management to 75 FTE as of September 30, 2008 as compared to 73 for the same period prior year to strengthen its commercial and small business banking operations. Additionally, the Company had a higher incentive bonus accrual and commission payouts, regular salary adjustments and higher employee and medical benefits for the first three quarters in 2008 versus the same periods prior year.

For the three month period ended September 30, 2008, there was a decrease of $8,000, or 2.0% in occupancy costs when compared to the same period prior year. This decrease was attributable to lower rent that TWA paid in the third quarter of 2008 as compared to the third quarter of 2007. For the nine month period as of September 30, 2008, the increase of $19,000, or 1.7% in occupancy costs is largely due to the annual rent adjustments in the branch and administrative facilities.

Advertising costs decreased $10,000, or 10.9% and $72,000, or 23.7%, respectively, in the three and nine months ended September 30, 2008 as compared to the same period the prior year. The Company reduced the promotional expenses in the first three quarters of 2008 as compared to the same period prior year.

Professional services increased $8,000, or 10.3% and $34,000, or 9.6%, respectively, in the three and nine months ended September 30, 2008 as compared with the same period prior year. The increase in 2008 was primarily attributable to higher outside consulting fees related to Company initiatives in the three and nine months ended September 30, 2008 as compared to the same period prior year.

Data processing expenses for the three months ended September 30, 2008 decreased $4,000, or 2.5% over the same period in 2007. Data processing expenses for the nine months ended September 30, 2008 increased $73,000, or 20.9% over the same period in 2007. This increase was largely attributable to third party IT support as a result of the growth of the Company.

The change in equipment and depreciation expense for the three and nine months ending September 30, 2008 decreased $39,000, or 15.6% and $19,000, or 2.9%, respectively, as compared to the same periods prior year. The decrease is primarily attributable to fewer new purchases and leasehold improvements being made in 2008 as compared to 2007.

Other administrative expenses of $690,000 for the three months ending September 30, 2008 represents a $71,000, or 9.3% decrease over the same period prior year. The decrease for the three months ended September 30, 2008 is primarily attributable to a decrease in miscellaneous loan charges and postage, mailing and stamps partially offset by an increase in CDARS fee expense, SBA loan servicing expense, FDIC insurance premium, office supplies, savings account losses, and the amortization expense of the Affordable Housing Project.

Other administrative expenses of $1,958,000 for the nine months ending September 30, 2008 represents a $208,000, or 11.9% increase over the same period in 2007. The increase for the nine three months ended September 30, 2008 is primarily attributable to an increase in item processing expense, CDARS fee expense, SBA loan servicing, D&O liability insurance, FDIC insurance premiums, office supplies, ATM/Debit card expense, and amortization expense of the Affordable Housing Project partially offset by a decrease in loan credit reports and loss reserve for off balance sheet commitments.

The efficiency ratio measures the Company’s productivity. It is the cost required to generate each dollar of revenue. The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 56.2% and 59.6% for the three and nine months ending September 30, 2008 as compared to 69.3% and 67.9%, respectively, for the three and nine months ending September 30, 2007.

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance on a quarterly basis. The Bank provides as an expense an amount needed to bring the allowance for loan losses to a level necessary to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision for loan losses charged to expense.

The U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market and increasing unemployment rate. Over the last quarter, there has been unprecedented volatility and deterioration in the financial markets, witnessing the failure of well-known companies and inducing a national recession. In this environment, loan quality has already shown a weakness as a result of general economic conditions, and could deteriorate even further. Consequently, the Bank has increased the provision for loan losses as follows.

For the three and nine months ended September 30, 2008, the provision for loan losses was $653,000 and $1,597,000, respectively, as compared to $116,000 and $40,000 for the same periods in 2007. The increase in the provision for both periods in 2008 as compared to 2007 is the result of a higher growth in the Bank’s loan portfolio in the three and nine months ending September 30, 2008 versus the same period in 2007 and the weakness in the loan portfolio. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Provision for Income Taxes

The Company reported a provision for income taxes of $806,000 and $2,014,000 for the three and nine months ending September 30, 2008, respectively, representing a increase of $337,000, or 71.9% and $350,000, or 21.0%, respectively, as compared to the same period in 2007. The effective tax rate in the three and nine months ending September 30, 2008 was 35.2% and 33.6% as compared to 32.3% and 35.2%, respectively, for the same periods prior year.

The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company manages its effective tax rate through tax benefits associated through the purchase of Bank Owned Life Insurance (the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

FINANCIAL CONDITION

Loans

Loans, net, increased by $103,894,000, or 22.4% as of September 30, 2008 as compared to December 31, 2007. During the last three years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities. The recent downward pressure on real estate values demands continued diligence and prudent underwriting of real estate loans, and economic pressures may reduce demand for other types of loans. The Bank has not participated in subprime lending and it has low exposure to residential mortgages, construction and land loans. These categories, in total, comprise 11.5% of the loan portfolio.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At September 30, 2008		At December 31, 2007

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)

One-to-four family residential	$32,682	5.7%	$22,098	4.7%
Multifamily residential	164,429	28.6	123,077	26.2
Commercial real estate	325,286	56.6	246,258	52.5
Land	11,183	1.9	9,369	2.0
Construction real estate	22,284	3.9	28,988	6.2
Consumer loans	1,909	0.3	2,045	0.4
Commercial, non real estate	15,297	2.7	36,250	7.7

Total gross loans	573,070	99.7	468,085	99.7
Net deferred loan costs	1,999	0.3	1,529	0.3

Total loans receivable, net of deferred loan costs	$575,069	100%	$469,614	100%

Outstanding loan commitments at September 30, 2008 and December 31, 2007 primarily consisted of undisbursed construction loans, consumer and business lines of credit and commitments to originate business loans, commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments may grow throughout the year if loan demand increases, subject to economic conditions. The Bank does not have any significant concentrations in the loan portfolio by industry or group of industries, however as of September 30, 2008 and December 31, 2007, approximately 89.3% and 89.8%, respectively, of the loans were secured by real estate. The Bank has pursued a strategy emphasizing small business lending and commercial, multifamily and single family residence real estate loans and seeks real estate collateral when possible.

Real estate construction loans are primarily interim loans to finance the construction of commercial, multifamily and single family residential property. These loans are typically short-term. Other real estate loans consist primarily of loans made based on the property and/or the borrower’s individual and business cash flows and which are secured by deeds of trust on commercial, multifamily and single family residential property to provide another source of repayment in the event of default. Maturities on real estate loans other than construction loans are generally restricted to fifteen years (on an amortization of twenty five to forty years with a balloon payment due in fifteen years). Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

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

As of September 30, 2008, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets for the repricing percentages of the adjustable rate loans as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007

Reprice within one year	43.4%	44.9%
Reprice within one to two years	6.8%	5.3%
Reprice within two to three years	12.5%	12.3%
Reprice within three to four years	8.8%	8.8%
Reprice within four to five years	20.5%	18.0%
Reprice after five years	8.0%	10.7%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans outstanding as of September 30, 2008. At those dates, the Bank had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR and Prime Rate.

	As of September 30, 2008

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)

One-to-four family residential	$1,280	$1,500	$29,902	$32,682
Multifamily residential	2,110	1,717	160,602	164,429
Commercial real estate	18,893	28,108	278,285	325,286
Land	1,618	9,565	—	11,183
Construction real estate	18,269	4,015	—	22,284
Consumer loans	394	1,219	296	1,909
Commercial, non real estate	1,390	7,661	6,246	15,297

Total	$43,954	$53,785	$475,331	$573,070

Loans with predetermined interest rates	669	432	—	1,101
Loans with floating or adjustable interest rates	43,285	53,353	475,331	571,969

	$43,954	$53,785	$475,331	$573,070

Nonperforming Assets

The Bank manages credit losses by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Bank closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Internal and external loan reviews are performed frequently using grading standards and criteria similar to those employed by bank regulatory agencies.

The Bank had four nonperforming loans as of September 30, 2008 totaling $4,287,000 as compared to one nonperforming loan of $466,000 at December 31, 2007. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection. Loans can also be put on non-accrual status whenever the Bank determines that there is little to no chance of being paid current by the borrower. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is only credited to income upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO would be carried on the books as an asset, at the lesser of the recorded investment or the fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” For the period commencing January 1, 1998 through September 30, 2008, the Company has not had any OREO.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	September 30, 2008	December 31, 2007

	(Dollars in thousands)
Non-accrual loans	$4,287	$466
Other real estate owned	—	—
Restructured Loans	—	—

Total nonperforming assets	$4,287	$466

Nonperforming assets as a percent of total loans	0.75%	0.10%
Nonperforming assets as a percent of total assets	0.63%	0.08%

The Company had four non-accrual loans as of September 30, 2008, totaling $4.3 million with an unguaranteed balance of $4.0 million. Included in this amount are a 60 day delinquent $3.3 million commercial term loan secured by real estate, a $555,000 SBA 7A loan that is 75% guaranteed by the SBA, a $413,000 multifamily loan, and a $19,000 SBA 7A commercial loan. As of December 31, 2007 the one commercial real estate loan for $466,000 that was on non-accrual paid off in April 2008. The gross interest income that would have been recorded had non-accrual loans been current totaled $91,000 in the quarter ended September 30, 2008.

In addition, as of September 30, 2008, there were nine loans totaling $2,748,000 that have a higher than normal risk of loss and have been classified as substandard. The substandard loans that are still performing include a total of $548,000 of SBA 7A loans that are 75%-85% guaranteed by the SBA, $918,000 of multifamily loans, $64,000 of secured lines of credit, $1,113,000 of SBA 504 loans secured by real estate, $90,000 of commercial term loans and $15,000 of commercial unsecured loans. In addition, approximately $12,514,000 in loans have been placed on the internal “watch list” for special mention and loss potential and are being closely monitored.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	September 30, 2008	December 31, 2007

	(Dollars in thousands)
Loans delinquent 60-89 days and accruing	$4,334	$553
Loans delinquent 90 days or more and accruing	—	—

Total performing delinquent loans	$4,334	$553

Total nonperforming assets could increase in the future if the national and local economies weaken further which may adversely affect the small businesses in our market area. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

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

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. For the nine month period ended September 30, 2008 and December 31, 2007, the allowance for loan losses was 1.13% and 1.05%, respectively, of loans outstanding. While no assurance can be given, management believes that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market areas. The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise. As of September 30, 2008 and December 31, 2007, charge-off of loans totaled $37,000 and $1,000, respectively, and there were $1,000 and $0, respectively, recoveries on previously charged-off loans.

After the additional charges to the allowance for loan losses for the third quarter, the Bank continues to be well capitalized under regulatory capital requirements.

As of September 30, 2008 and December 31, 2007, the ratio of the allowance for loan losses to nonperforming loans was 151.05% and 1054.7%, respectively. Although the Bank deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2008	For the twelve months ended December 31, 2007

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$575,069	$469,613
Average amount of loans outstanding	527,393	439,262
Period end non-performing loans outstanding	4,287	466

Loans Loss Reserve Balance, Beginning of Period	$4,915	$4,671
Charge-offs	(37)	(1)
Recoveries	1	—
Additions/(Reductions) charged to operations	1,597	245

Allowance for Loan Loss, End of Period	$6,476	$4,915

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.13%	1.05%

Investments

The Company purchases mortgage-backed securities and other investments as a source of interest income, credit risk diversification, to manage rate sensitivity, and to maintain a reserve of readily saleable assets to meet liquidity and loan requirements. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. Investment securities are held in safekeeping by an independent custodian. The Bank does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) common or preferred stock or non-agency backed securities.

As of September 30, 2008 and December 31, 2007, the carrying values of securities pledged were $57,921,000 and $55,175,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of September 30, 2008 and December 31, 2007, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. Throughout 2008 the Company has pursued a strategy to purchase GNMA securities backed by the full faith and credit of the U.S. Government. The Company also owned $8,430,000 and $6,886,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of September 30, 2008 and December 31, 2007, respectively. Interest-bearing time deposits in other financial institutions amounted to $551,000 and $627,000 as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, $11,608,000 of the securities were classified as held-to-maturity and $46,313,000 of the securities were classified as available-for-sale. At December 31, 2007, $14,515,000, of the securities were classified as held-to-maturity and $40,661,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities and are reported at their estimated fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$12,602	$137	$(81)	12,658
U.S. Agency Securities	3,162	66	—	3,228
Municipal Securities	5,226	—	(165)	5,061
Collateralized Mortgage Obligation	25,185	207	(26)	25,366

Total Available-for-sale	$46,175	$410	$(272)	$46,313

Held-to-maturity
Mortgage backed securities	$11,607	$6	$(169)	$11,444

	As of December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,687	$180	$(132)	$15,735
U.S. Agency Securities	7,409	65	—	7,474
Municipal Securities	5,799	98	(17)	5,880
Collateralized Mortgage Obligation	11,420	152	—	11,572

Total Available-for-sale	$40,315	$495	$(149)	$40,661

Held-to-maturity
Mortgage backed securities	$14,515	$7	$(197)	$14,325

	As of September 30, 2008		As of December 31, 2007

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$12,658	4.94%	$15,735	4.76%
U.S. Agency Securities	3,228	5.61%	7,474	5.35%
Municipal Securities	5,061	3.93%	5,880	3.98%
Collateralized Mortgage Obligation	25,366	4.70%	11,572	5.55%

	$46,313	4.80%	$40,661	4.98%

Held-to-maturity
Mortgage backed securities	$11,607	3.89%	$14,515	4.17%

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits) from the Bank’s market areas. At September 30, 2008, total deposits were $442,400,000 representing an increase of $81,225,000, or 22.5% over the December 31, 2007 balance. The Company’s deposit growth plan for 2008 is to concentrate its efforts on increasing non-interest-bearing checking accounts. As of September 30, 2008, these accounts increased $6,885,000, or 29.6% as compared to December 31, 2007. The Company also experienced increases in interest-bearing checking deposits, money market and savings and time deposits accounts greater and less than $100,000. The Company obtained wholesale deposits through deposit brokers of $70.0 million (15.9% of deposits) and $32.1 million (8.9% of deposits) and through non-brokered wholesale sources of $91.8 million (20.8% of deposits) and $46.2 million (12.8% of deposits) as of September 30, 2008 and December 31, 2007, respectively. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. As of September 30, 2008 and December 31, 2007, Reserve Fund deposits were $15.0 million, respectively. The Bank pays an interest rate equivalent to the effective Federal Funds rate plus 20 basis points. As of September 30, 2008 the rate was 2.11% as compared to a rate of 4.73% as of December 31, 2007.

On September 22, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. This is included in non-brokered wholesale certificates of deposits. The time deposit bears interest at the rate of 1.02% and matures on December 17, 2008. On August 27, 2008 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 1.72% and matures on November 19, 2008. On September 24, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 1.77% and matures on October 30, 2008. Assets pledged as collateral to the State consists of $57.8 million of the investment portfolio as of September 30, 2008.

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

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2008			December 31, 2007

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Noninterest-bearing deposits	$30,140	6.8%	0.00%	$23,255	6.4%	0.00%
Interest-bearing checking deposits	7,133	1.6%	0.66%	6,874	1.9%	0.18%
Money Market and savings deposits	156,438	35.4%	2.28%	138,276	38.3%	3.55%
Certificates of deposit over $100,000	116,929	26.4%	2.80%	110,588	30.6%	4.72%
Certificates of deposit less $100,000	131,760	29.8%	3.38%	82,182	22.8%	4.77%

Total deposits	$442,400	100.0%	2.56%	$361,175	100.0%	3.89%

The following schedule shows the maturity of the time deposits as of September 30, 2008:

	$100,000 or more			Less than $100,000

	Amount	Deposit Mix	Weighted Average Rate	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$69,982	59.9%	2.46%	$55,162	41.9%	3.15%
Over 3 through 6 months	17,358	14.8%	3.28%	18,454	14.0%	3.16%
Over 6 through 12 months	22,558	19.3%	3.05%	27,670	21.1%	3.10%
Over 12 months through 2 years	4,174	3.6%	4.12%	14,941	11.3%	3.98%
Over 2 through 3 years	2,601	2.2%	4.37%	8,629	6.5%	4.33%
4 years and over	256	0.2%	4.88%	6,904	5.2%	4.60%

Total	$116,929	100.0%	2.80%	$131,760	100.0%	3.39%

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

The Company has secured advances from the Federal Home Loan Bank at September 30, 2008 and December 31, 2007 amounting to $178.1 million and $146.5 million, respectively, a $31.6 million, or 21.6% increase. The increase in FHLB borrowings was primarily due to funding the rate of growth of the loan portfolio while matching the duration of the fixed loan portfolio and to minimize interest rate risk. As of September 30, 2008, unused borrowing capacity at the FHLB was $85.1 million under a formula based on eligible collateral. Assets pledged as collateral to the FHLB consisted of $250.0 million of the loan portfolio and $13.3 million of the investment securities portfolio as of September 30, 2008. Assets pledged as collateral to the FHLB consisted of $228.2 million of the loan portfolio and $25.3 million of the investment securities portfolio as of December 31, 2007. The advances have been outstanding at varying levels during the nine months ended September 30, 2008. Total interest expense on FHLB borrowings for the three and nine month period ended September 30, 2008 and 2007 was $1,858,000 and $5,136,000, respectively, and $1,216,000 and $3,073,000, respectively.

Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

Included in the FHLB borrowings of $178.1million, as of September 30, 2008, the Company has borrowings outstanding of $128.1 million with FHLB for Advances for Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set forth certain information regarding the FHLB advances at or for the dates indicated:

	At September 30, 2008

Maturity	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$6,000	3.65%
Over 3 through 6 months	8,000	3.76%
Over 6 through 12 months	27,000	4.35%
Over 12 months through 2 years	60,090	4.36%
Over 2 through 3 years	50,000	4.12%
Over 3 through 4 years	13,995	4.07%
Over 4 years	13,000	3.90%

Total	$178,085	4.18%

	At or for the nine months ended September 30, 2008	At or for the twelve months ended December 31, 2007

	(Dollars in Thousands)

FHLB advances:
Average balance outstanding	$163,770	$103,088
Maximum amount outstanding at any month-end during the period	178,085	146,508
Balance outstanding at end of period	178,085	146,508
Average interest rate during the period	4.19%	4.43%
Average interest rate at end of period	4.18%	4.38%

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

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of September 30, 2008, the interest rate was 4.56%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of September 30, 2008, the interest rate was 4.25%. The debenture is subordinated to the claims of deposits and other creditors of the Bank. The proceeds were used to pay off the debenture issued in 2002.

Total interest expense attributable to the junior subordinated debentures during the three and six months ended September 30, 2008 was $145,000 and $498,000, respectively, as compared to $302,000 and $887,000, respectively, for the same period prior years.

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

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers Bank. The credit facility bears a floating interest rate of three-month LIBOR plus 3.00% and will mature on June 26, 2018. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.81%. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months. The Company used the net proceeds from the transaction to fund the growth of the Bank and to increase the Bank’s capital position.

Total interest expense attributable to the long term debt during the three and nine month ended September 30, 2008 was $81,000 and $119,000, respectively.

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

The Bank intends to maintain regulatory capital in excess of the highest regulatory standard, referred to as “well capitalized”. The Bank routinely projects its capital levels by analyzing forecasted earnings, credit quality, securities valuation, shareholder dividends, asset volumes, share repurchase activity, and other factors. The Bank’s capital adequacy ratios as of September 30, 2008 and December 31, 2007 are presented in the following table. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Bank’s anticipated future needs. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” as defined in the regulations issued by the FDIC. The Bank’s capital ratios have been computed in accordance with regulatory accounting guidelines.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)

As of September 30, 2008:

Total capital to risk-weighted assets	$61,046	10.5%	$46,734	8.0%	$58,417	10.0%
Tier 1 capital to risk-weighted assets	54,570	9.3%	23,370	4.0%	35,056	6.0%
Tier 1 capital to average assets	54,570	8.2%	26,652	4.0%	33,315	5.0%

As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

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

To meet liquidity needs, the Company maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of September 30, 2008, liquid assets were comprised of $180,000 in Federal funds sold, $551,000 in interest-bearing deposits in other financial institutions, $19,061,000 in cash and due from banks, and $46,313,000 in available-for-sale securities. Those liquid assets equaled 9.72% of total assets at September 30, 2008. As of December 31, 2007, liquid assets were comprised of $567,000 in Federal funds sold, $627,000 in interest-bearing deposits in other financial institutions, $4,458,000 in cash and due from banks, and $40,661,000 in available-for-sale securities. Those liquid assets equaled 8.3% of total assets at December 31, 2007.

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

As of September 30, 2008, the Bank has additional borrowing capacity including unsecured lines of credit totaling $20.0 million with two correspondent banks and a $4.8 million line of credit with the Federal Reserve Bank of San Francisco to borrow overnight, which were not drawn upon at September 30, 2008. The Bank is also a member of the FHLB San Francisco and has a line of credit through pledged loans and securities for advances of $263.2 million, of which $85.1 million was available at September 30, 2008.

Management anticipates that cash and cash equivalents on hand, deposits and borrowing capacity will provide adequate liquidity for its operating, investing, and financing needs and its regulatory liquidity requirements for the foreseeable future.

For non-banking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, is an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. The Company expects cash dividends paid by the Bank to the Company to be sufficient to meet payment schedules. As of September 30, 2008 and December 31, 2007, there were $611,000and $561,000 in dividends paid by the Company to the shareholders, respectively.

Net cash provided by operating activities totaled $12.7 million for the first nine months of 2008 as compared to $13.2 million for the same period in 2007. The change was primarily the result of an increase in net income and a change in accrued interest payable and other liabilities partially offset by a decrease in loans originated for sale and proceeds from loan sales for the first nine months of 2008 as compared to the same period prior year.

Net cash used by investing activities totaled $116.7 million for the first nine months of 2008 as compared to $38.5 million used by investing activities for the same period in 2007. The change was primarily the result of an increase in loans originated, net of repayments partially offset by the sale of investment securities available-for-sale, maturity of investment securities available for sale, and redemption of FHLB stock for the first nine months of 2008 as compared to the same period prior year.

Funds provided by financing activities totaled $118.3 million for the first nine months of 2008 as compared to funds provided by financing activities of $25.9 million for the same period in 2007. The increase in net cash provided by financing activities was primarily the result of an increase in deposits, long term debt and FHLB advances for the first nine months of 2008 as compared to the same period prior year.

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

The following table shows the Bank’s cumulative gap analysis as of September 30, 2008:

	At September 30, 2008

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$6,235	$14,905	$18,683	$18,098	$57,921
Federal Funds	180	—	—	—	180
Interest-bearing deposits in other financial institutions	—	383	168	—	551
Loans	112,466	107,984	243,996	110,623	575,069
FHLB and PCBB Stock	8,480	—	—	—	8,480

Total	$127,361	$123,272	$262,847	$128,721	$642,201

Interest-Bearing Liabilities
Interest-bearing checking	$7,133	$—	$—	$—	$7,133
Money market and savings	156,438	—	—	—	156,438
Time deposits	125,144	86,040	35,070	2,435	248,689
FHLB advances	6	35	124	13	178
Other long term debt	—	6	—	—	6
Junior Subordinated Debentures	—	—	13,403	—	13,403

Total	$288,721	$86,081	$48,597	$2,448	$425,847

Interest rate sensitivity gap	(161,360)	37,191	214,250	126,273	216,354

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-25.1%	-19.3%	14.0%	33.7%	33.7%

Management strives to maintain rate sensitive assets on its books. Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of September 30, 2008, the current one year gap ratio is -19.3%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

In the simulation of NII and Capital under various interest rate scenarios, the simplified statement of condition is processed against two interest rate change scenarios. Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels. The model is used to assist management in evaluating and in determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. The current net interest earnings at risk given a +200 basis point rate shock is -11.07% and the current estimated change in the economic value of equity given a +200 basis point rate shock is -21.07%.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Estimated Change in Economic Value of Equity

+ 200 basis points	-11.07%	-21.07%
- 200 basis points	12.98%	27.07%

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

Return on Equity and Assets

The following table sets forth key ratios for the periods ending September 30, 2008 and December 31, 2007:

	For The Nine Months Ended September 30, 2008	For The Twelve Months Ended December 31, 2007

Annualized net income as a percentage of average assets	0.86%	0.81%
Annualized net income as a percentage of average equity	15.38%	12.89%
Average equity as a percentage of average assets	5.57%	6.28%
Dividends declared per share as a percentage of diluted net income per share	5.77%	4.67%

For the nine months ended September 30, 2008, the Company grew its earning asset base, produced additional other income, and increased the dividends declared from $.045 in April and July 2007, respectively, to $0.05 in October 2007 and January 2008, respectively, and $0.055 in May 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that SFAS No. 162 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” SFAS No. 163 seeks to bring consistency in the recognition and measurement of claim liabilities. This statement clarifies how SFAS No. 60 applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, increasing the comparability in financial reporting of financial guarantee contracts by insurance enterprises. The Company must adopt SFAS No. 163 no later than January 1, 2009. The Company does not anticipate the adoption of SFAS No. 163 to have a material impact on its consolidated financial statements.

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

Item 4T: CONTROLS AND PROCEDURES

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

a)	Exhibits

	11	Earnings per share (See Note 3 to the Consolidated Financial Statements of this report)

	31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMALPAIS BANCORP, INC.
A California Corporation

Date: November 13, 2008	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: November 13, 2008	BY:	/s/ Michael E. Moulton

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