Form 10-K
period 2008-12-31
TAMALPAIS BANCORP
filed 2009-03-27
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒:	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-50878

TAMALPAIS BANCORP
(Exact name of registrant as specified in its charter)

California	68- 0175592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address of principal executive offices)

Registrant’s telephone number including area code:(415) 526-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, No Par Value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2008 was $39,993,219.

The number of registrant’s shares of Common Stock outstanding as of March 10, 2009 was 3,823,634.

The following documents are incorporated by reference in Part III of this Form 10-K: Items 10 through 14 of registrant’s definitive Proxy Statement for its June 2009 Annual Meeting of Shareholders.

Forward-Looking Statements

In addition to the historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the financial condition, results of operation and business of Tamalpais Bancorp and its subsidiaries. Actual results could differ materially from management expectations, projections and estimates. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure among financial services companies increases significantly; (2) changes in the interest rate environment reduce interest margins; (3) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (4) legislation or regulatory requirements or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (5) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (6) decline in real estate values in the Company’s operating market areas; (7) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business; (8) changes in liquidity levels in capital markets; (9) changes in the quality or composition of Tamalpais Bank’s loan and investment portfolios; (10) changes in accounting principles, policies or guidelines; and, (11) other risks detailed in the Tamalpais Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect Tamalpais Bancorp, investors and others are cautioned to consider these and other risks and uncertainties. Tamalpais Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

PART I

ITEM 1. BUSINESS

Tamalpais Bancorp (the “Company”), formerly known as Epic Bancorp, was incorporated under the laws of the State of California on December 20, 1988 and is the parent company for Tamalpais Bank (the “Bank”) and Tamalpais Wealth Advisors (“TWA”), formerly known as Epic Wealth Management (“EWM”).

As of December 31, 2008, the consolidated Company was comprised of three entities, Tamalpais Bancorp, the Bank, and TWA. The Bank, established in 1991, offers a full range of banking services targeting small-to-medium sized businesses, professionals and not-for-profit organizations. TWA, established in January 2005, offers investment advisory and financial planning services to the general community and to clients of the Bank to enable them to reach their personal and financial goals.

The Company also has two unconsolidated subsidiaries used as business trusts in connection with the issuance of trust preferred securities as described in Note 8, “Borrowings” of this Form 10-K.

The Company’s principal source of cash flow is dividends from the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company.

The Company’s outstanding equity securities consist of one class of no par value, Common Stock. The principal executive offices of the Company are located at 630 Las Gallinas Avenue, San Rafael, California, 94903, telephone number (415) 526-6400, facsimile number (415) 485-3742.The Company makes available free of charge on its website at www.tambancorp.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, and reports of insider transactions on Forms 3, 4, and 5 as soon as reasonably practicable after the Company, or insiders, as the case may be, file such reports with, or furnishes them to the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website. The Company may also be contacted via electronic mail at info@tambancorp.com.

Tamalpais Bank

Through the fiscal year ended December 31, 2008, the Bank was a California industrial bank. On January 30, 2009, the Company filed amended Articles of Incorporation for the Bank with the Secretary of State of the State of California whereby the Bank converted from a California Industrial Bank to a California State Chartered Commercial Bank. The Bank continues to be under the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

The Bank operates seven full service branches in Marin County, located north of San Francisco, California. The Bank focuses on relationship-based community banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer. The Bank attracts deposits, loans and lines of credit from small-to-medium sized businesses, not-for-profit organizations, individuals, merchants, and professionals who live and/or work in the communities comprising the Bank’s market areas.

The Bank’s deposit products include checking products for both business and personal accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), certificates of deposit accounts and certificate of deposit account registry services (“CDARS”), which is a network through which the Bank offers FDIC insurance up to $50 million by placing deposits in multiple banks participating in the network. The Bank also offers commercial cash management products and DepositNOW Remote Deposit Capture which is a check clearing tool that allows customers to deposit checks without going to the Bank. A courier service is available to the Bank’s professional and business clients. Additionally, the Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its Internet banking products. Automatic teller machines (ATM’s) are available at each branch location and at United Market in San Anselmo and Woodland Market in Kentfield. The Bank’s ATM network is linked to both the STAR and PLUS networks and is also a member of the MoneyPass® nationwide network whereby customers have access to more than 11,500 surcharge-free ATMs.

The Bank does not offer international banking services or trust services. The Bank holds no patents, registered trademarks, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions. However, the Bank has a pending trademark registration for “Community Counts” with the United States Patent and Trademark Office.

The Bank’s lending programs include commercial and retail lending programs including commercial and industrial real estate loans, commercial loans to businesses including SBA loans, mortgages for multifamily real estate, revolving lines of credit and term loans, consumer loans including secured and unsecured lines of credit, land and construction lending for commercial real estate, single family residences and apartment buildings.

Tamalpais Wealth Advisors

As part of its strategic plan to increase market share in Marin County and to further service its high-net worth business and consumer base the Company established TWA, a registered investment advisor under the Investment Advisers Act of 1940, as amended. TWA provides investment management, financial planning and advice to high-net worth individuals, families and institutions in the Marin County and surrounding marketplace.

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single family home is $675,000 according to DataQuick December 2008 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $83,870, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $8.2 billion in total deposits as of June 30, 2008 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists of Marin County and the Greater Bay Area including San Francisco, Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

2008 was a challenging year not only on the national level, but within the state of California and more specifically the Company’s primary market area. The ongoing recession that began in the fourth quarter of 2007 has severely impacted the national, state and local housing market. Based on data as of December 2008 the median home price in Marin and San Francisco Counties has dropped to $562,500 and $616,500, down 26% and 16% from year earlier periods, respectively. These substantial declines in value have continued through the first months of 2009.

Unemployment rate in California have increased dramatically, rising to 9.10% in December 2008 and continuing to increase to 10.9% by February 2009. Unemployment rates in Marin and San Francisco counties have increased to 5.50% and 6.50% in December 2008 and continued to increase to 6.8% and 8.3% by February 2009. Although the Company’s market areas have historically weathered economic downturns better than other areas of the State, the decline in home values and rising unemployment, among other factors, have affected the ability of borrowers to satisfy their financial obligations on a national, state, and local level.

Company Strategy

During the past several years, the Company has adopted a business strategy of developing a business-based banking approach as a means of increasing shareholder value and market share in Marin County. The Company’s strategy of providing financial services and advice to business owners and individuals to help them grow and prosper incorporates a relationship-based approach to customer service and marketing. The Company has demonstrated expertise in providing the full service banking needs of its business clients through flexible financing and cash management services. The Company has also focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to reduce the cost of funds.

Employees and directors of the Company maintain a high level of involvement and visibility within the community and the not-for-profit sector. The Company’s strategy incorporates:

•	tailoring loan and deposit products such as business lines of credit, commercial real estate, term loans and cash management services to small-to-medium sized businesses;

•	growing business banking by expanding the team of experienced business bankers focusing on relationship banking including generating business deposits and related loan opportunities;

•	controlling general and administrative expenses;

•	increasing core deposits while reducing volatile funding sources;

•	increasing capital and related ratios;

•	focusing on credit quality with common sense real estate lending and a diversified loan portfolio;

•	increasing non-interest income to a greater portion of total revenue; and,

•	utilizing new technologies to better meet the financial needs of businesses and professionals.

Company Risks

Whether or not the Company can achieve its financial goals depends on risks and uncertainties that may be beyond the Company’s control. Risks and uncertainties that could affect the ability to grow deposits and loans include, among others:

•	competitive pressures in the Bank’s marketing area;

•	changes in the interest rate environment;

•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;

•	decreases in the value of real property in the Bank’s operating market area;

•	changes in business conditions and inflation;

•	loss of key management; and,

•	volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business.

The national economy has been in an increasingly deepening recession since the fourth quarter of 2007. The sub-prime and Alt-A lending crisis that began in the summer 2007 was a primary ignition point for the severe economic downturn causing a liquidity shortage, particularly among large mortgage lenders. Financial institutions of all sizes suffered from deteriorating asset quality, constrained liquidity and reduced capital bases. This has caused increased competition for retail deposits, as these institutions needed to offer above market rates for retail deposits due to their inability to raise liquidity through capital market sources. Massive asset write downs from mortgage related investments, real estate loans, preferred stock, and other debt and equity securities has created a capital shortage throughout the industry.

In the fourth quarter 2008 the Company experienced a significant increase in nonperforming assets. Nonperforming assets totaled $17.2 million at year end 2008, up from $4.3 million at the end of the third quarter and up from $466,000 million at year end 2007. The increase in nonperforming assets has continued through the first two months of 2009. Small business owners have seen reduced revenues due to declining economic activity and rising unemployment has caused some borrowers to become delinquent on loan payments as savings accounts and other liquidity sources are depleted, and the value of land and construction loans have been severely impacted by the decline in home values.

The Company has ongoing programs to evaluate the adequacy of its allowance for loan losses in the current economic conditions. These programs involve using quantitative analysis to stress test the credit risk inherent in the loan portfolio under various default assumptions and incorporating current industry probabilities of default. In addition, the Company has enhanced its process of evaluating specific nonperforming loans for impairment.

This process involves, among other factors, obtaining updated appraisals, current financial statements, current credit reports, and verifying current net worth and liquidity positions of selected borrowers. The ongoing viability of businesses are also evaluated, including land and construction loans that have been impacted by the downturn in home values.

Based on these processes in place and coupled with the increased level of nonperforming assets in the first two months of 2009, the allowance for loan losses is expected to increase throughout 2009. In addition, as updated appraisals and financial information are received on specific nonperforming assets, specific impairment charges are also likely to increase in 2009. Although the magnitude of these increases cannot be estimated at this time, the Company projects that the Bank will continue to be “well capitalized” as defined by federal banking agencies.

During the last few months of 2008, the liquidity squeeze that forced the excessively high rates from the large regional and national banks have abated somewhat as much of the stimulus capital infusion have been retained for liquidity, reducing the critical need for retail funding. Global market and economic conditions continue to be disrupted and deteriorating, and the disruption has been particularly acute in the financial sector. Although the Company remains well capitalized in light of these recent events, the cost and availability of funds may be adversely affected by illiquid capital markets.

Recently, the federal government announced various programs under the Emergency Economic Stabilization Act of 2008 (“EESA”) intended to inject liquidity and stabilize the financial industry. EESA includes the Treasury Capital Purchase Program (“TCPP”), Troubled Assets Relief Program (“TARP”), FDIC Temporary Liquidity Guarantee Program (“TLGP”) and the Money Market Investor Funding Facility. In the fourth quarter, the Bank elected to participate in the TLGP program, which provides unlimited FDIC insurance coverage, effective October 14, 2008, on transaction accounts until December 31, 2009. This insurance is in addition to the temporary FDIC increase in insurance coverage from $100,000 to $250,000 on all deposit accounts. The Company has applied to participate in the TCPP program assuming the application is approved by Treasury and the Board of Directors makes the final decision to participate.

It cannot be determined whether these recent steps taken by the federal government will result in significant improvement in the financial and economic conditions affecting the banking industry. Despite the federal government’s recent fiscal and monetary measures, if the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry.

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity.

2008 Accomplishments

The Company has achieved favorable financial performance and has made progress in achieving its strategic goals over the past several years. The following are among the accomplishments that the Company achieved in financial performance and executing its strategic and business plan initiatives in 2008:

•

Despite an increasingly difficult economic environment, the Company was able to produce positive results. Net income for fiscal year 2008 was $4,829,000, a 14.7% increase over net income of $4,209,000 in 2007. Diluted earnings per share of $1.26 increased 17.8% over 2007. The tax equivalent net interest margin improved twenty nine basis points in the year to 3.79%.

•	The Company has had sixty consecutive profitable quarters.

•	The balance sheet grew to record levels. Total assets as of December 31, 2008 was $703.4 million, and loans and deposits both grew at annualized rates of over 10% in the quarter.

•

All three companies were unified under the Tamalpais brand which will increase the visibility of all entities to constituents as the Bank increases its commercial banking focus on small and medium sized companies in the San Francisco Bay Area.

•

Tamalpais Bancorp, the parent company for Tamalpais Bank and Tamalpais Wealth Advisors, applied to become a Bank Holding Company and Tamalpais Bank applied to convert from an Industrial Bank Company to a California State Commercial Bank in order to bring consistency and clarity to the Company’s mission as a business bank. On January 30, 2009, the Bank converted from a California industrial bank to a California chartered commercial bank, and the Company became a bank holding company.

•

There was heightened competition for deposits among Marin County banks in 2008. Even with this competition, the Bank was able to increase its deposit market share as of June 30, 2008 from 4.76% to 5.14%, according to data from FDIC the most recent date for which data is available.

•	Tamalpais Bancorp’s efficiency ratio improved to 59.2% in 2008 down from 66.5% in 2007 as revenue grew faster than operating expenses.

•

In 2008, the Bank introduced the Business Banking Group as a natural extension of the Bank’s services. Through this group the Bank has focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to reduce the cost of funds. Consequently, the Bank had its best year ever in generating noninterest checking accounts. The noninterest checking accounts increased by $10.0 million to $33.3 million in 2008 as compared to 2007, an increase of 43.0%.

•

The Company initiated a cash dividend program in 2004; the Company increased its quarterly dividend in November 2008 to $0.06 per share which is 9.1% higher than the dividend declared in July and April of 2008.

•

The Company continued to utilize key customer loyalty measurement and analysis in 2008. The goal of this strategy is to enhance the service culture of the Company, build customer loyalty, improve internal business workflows and develop a meaningful measurement system. The Company uses Net Promoter Score methodology for feedback and measurement, and the results indicate that there is a highly loyal and satisfied customer base.

•	The Company’s Community Outreach Program continues to make a significant impact in the communities the Company serves. The program includes:

•

Community Counts in which the Bank donates directly to non-profit organizations designated by the Bank’s customers. The Company has allocated well over a million dollars to the Community Counts Program.

•

Employees in Action in which employees and directors of the Company volunteer in the community. The Employees in Action program allows all employees from the date of hire 24 hours of volunteer time a year without taking time off. In 2008, employees and directors donated over 2,164 hours to the community causes.

• The Company is the founder and primary sponsor of the Heart of Marin Awards which recognizes outstanding contributions to the Marin non-profit community.

•

The Community Rooms of each branch of the Bank can be used by non-profits free of charge. Nearly 175 different non-profits conducted their meetings free of charge in 2008 in the branch Community Rooms.

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

Competition

The banking and financial services business in California generally, and in the Company’s market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is a result of many factors including, but not limited to:

•

The deepening recession that began in the fourth quarter of 2007 has caused decreased real estate values, increased unemployment, and reductions in the liquidity and net worth of businesses and consumers in the Company’s primary markets.

•

The ongoing sub-prime and Alt-A lending crisis, which began in the summer of 2007 and continued into 2008, has caused a liquidity shortage, particularly among large mortgage lenders. This has caused increased competition for retail deposits, as these institutions needed to offer above market rates for retail deposits due to their inability to raise liquidity through capital market sources.

•

Significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors with greater resources than the Company.

•	Increasing integration among commercial banks, insurance companies, securities brokers, and investment banks.

•	Increased number of denovo banks.

•	Continued growth and increased market share of non-bank financial service providers that often specialize in a single product line such as credit cards or residential mortgages.

•	Increased Internet based competition causing the Bank to compete more frequently with remote entities soliciting customers in its primary market area via web based advertising and product delivery.

•	Introduction of new technologies which may bypass the traditional banking system for funds settlement.

The Company competes for loans, deposits, investments, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, mortgage bankers, securities and brokerage companies, registered investment advisor firms, insurance firms, finance companies, mutual funds, and other non-bank financial service providers. Many of these competitors are much larger than the Company in total assets, personnel, resources and capitalization and enjoy greater access to capital markets and can offer a broader array of products and services than the Company currently offers.

As of June 30, 2008, approximately 91 banking offices with $8.2 billion in total deposits served the Marin County market. The four banking institutions with the greatest market share, Wells Fargo Bank, Bank of America, Chase/Washington Mutual Bank and Westamerica Bank, had deposit market shares of 19.42%, 18.08%, 9.88% and 9.58%, respectively, as of June 30, 2008, the most recent date for which data is available, compared with the Bank’s share of 5.14%.

The Company also competes for depositors’ funds with money market mutual funds and with non-bank financial institutions such as brokerage firms, investment management firms and insurance companies. Among the competitive advantages held by certain of these non-bank financial institutions is the ability to finance extensive advertising campaigns, and to allocate investment assets to regions of California or other states with areas of highest demand and often, therefore, highest yield. Large commercial banks also have substantially greater lending limits than the Bank and the ability to offer certain services which are not offered directly by the Bank.

In order to compete with other financial service providers, the Company uses to the fullest extent possible the flexibility and rapid response capabilities which are accorded by its independent status. This includes an emphasis on:

•	development and sale of specialized products and services tailored to meet its customers’ needs;

•	local, flexible, and fast decision making;

•	personal service and the resulting personal relationships of its staff and customers;

•	referrals from employees, directors and satisfied customers; and,

•	local community involvement.

Employees

As of December 31, 2008, the Company employed 80 full-time employees. The employees are not represented by a union or covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Other Information

There were no expenditures made by the Company during the last two fiscal years on material research activities relating to the development of services.

The Company’s business is not seasonal. The Company intends to continue its business banking activities that have characterized the Company’s operations over the last year.

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

Supervision and Regulation

In 2008, Tamalpais Bancorp was a parent company to the Bank and TWA, and the Bank was a California industrial bank. On January 30, 2009, the Bank converted from a California industrial bank to a California chartered commercial bank, and the Company became a bank holding company under the Bank Holding Company Act of 1956, as amended, (“BHCA”).

General

The Bank and holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the Bank Insurance Fund (“BIF”) and not for the benefit of shareholders. Moreover, major new legislation and other regulatory changes affecting the Company, the Bank and the financial services industry in general have occurred in the current and recent years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted. The following information describes some of the more significant laws, regulations, and policies that are applicable to the Company and the Bank, and does not purport to be complete and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation and Supervision of The Company

As a bank holding company, the Company is subject to regulation and examination by the FRB under the BHCA. The Company is required to file with the FRB periodic reports and such additional information as the FRB may require.

The FRB may require the Company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain FRB approval prior to purchasing or redeeming its equity securities. Further, the Company is required by the FRB to maintain certain levels of capital.

The Company is required to obtain prior FRB approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of a bank holding company with another bank holding company. Similar state banking agency approvals may also be required. Certain competitive, management, financial and other factors are considered by the bank regulatory agencies in granting these approvals.

With certain exceptions, bank holding companies are prohibited from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries. However, subject to prior notice or FRB approval, bank holding companies may engage in, or acquire shares of companies engaged in, those nonbanking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

FRB regulations require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both. The FRB’s bank holding company rating system also emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Company is also treated as a bank holding company under the California Financial Code. As such, the Company and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

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

Securities Registration

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

Regulation and Supervision of The Bank

The Bank is a California state-chartered commercial bank and its deposits are insured by FDIC to the extent provided by law. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the FDIC, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act (“FDIA”) to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Furthermore, the Bank is required to maintain certain levels of capital, and is also subject to consumer protection laws.

If, as a result of an examination of the Bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to those regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and take possession and close and liquidate the Bank.

Regulation of Non-banking Affiliates – TWA

TWA is registered with the SEC as an investment adviser and is subject to various regulations and restrictions imposed by those entities, as well as by various state authorities. Such regulations cover a broad range of subject matters. Rules and regulations for registered investment advisers cover such issues as sales and trading practices; use of client funds and securities; the conduct of directors, officers, and employees; record-keeping and recording; supervisory procedures to prevent improper trading on material non-public information; and qualification and licensing of sales personnel. The SEC’s risk assessment rules also apply to TWA as a registered investment adviser. These rules require a registered investment advisor to maintain and preserve records and maintain risk management policies and procedures. In addition to federal registration, state securities commissions require the registration of certain investment advisors.

Violations of federal, state and FINRA rules or regulations may result in the revocation of investment advisor licenses, imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion of officers and employees from the securities business firm.

Dividends and Other Transfer of Funds

Dividends from the Bank constitute the principal source of funds to the Company. The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by California law such that shareholders of the Company may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a California corporation may not pay a dividend to its shareholders unless: (i) its retained earnings equal at least the amount of the proposed dividend, or (ii) after giving effect to the dividend, the corporation’s assets would equal at least 1.25 times its liabilities and, for corporations with classified balance sheets, the current assets of the corporation would be at least equal to its current liabilities or, if the average of the earnings of the corporation before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the interest expense of the corporation for those fiscal years, at least equal to 1.25 times its current liabilities.

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

Capital Adequacy

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above minimum guidelines and ratios. As of December 31, 2008, the Bank’s ratios exceeded applicable regulatory requirements. As of December 31, 2008, the Company was not a banking holding company and, therefore, not subject to the FRB’s capital requirements.

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

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. Banking agencies have also adopted regulations which mandate that regulators take into consideration: (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and, (iii) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. In accordance with the amended guidelines, the Company and any company with significant trading activities must incorporate a measure for market risk in its regulatory capital calculations.

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

In December 2006, the FRB and FDIC issued joint guidance relating to institutions’ concentrations in commercial real estate lending. These agencies have observed that commercial real estate concentrations have been rising over the past several years and have reached levels that could create safety and soundness concerns in the event of a significant economic downturn. While these agencies are not establishing a limit on the amount of commercial real estate lending that an institution may conduct, they have established a threshold which examiners may use to identify institutions with potential concentration risk. Any institution that: (1) has experienced rapid growth in commercial real estate lending; (2) has notable exposure to a specific type of commercial real estate; or, (3) is approaching or exceeds the supervisory criteria may be identified for further examination.

Premiums for Deposit Insurance and Assessments for Examinations

The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law which is temporarily $250,000 for all deposit accounts until December 31, 2009. The FDIC enacted a new rule, effective January 1, 2007, under which the FDIC uses a risk-based assessment system to assign one of four risk categories to insured financial institutions. The new premium rate structure imposes a minimum assessment of five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category encompasses substantially all insured institutions, including the Bank.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV

Initial Base Assessment Rate	10-14	20	30	45
Secured Liability Adjustment (added)	0 to 7	0 to 10	0 to 15	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	8 to 21	18 to 40	28 to 55	43 to 77.5

Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund (“DIF”) annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special emergency assessment of 20 cents per $100 in domestic deposits on June 30, 2009, to be collected by September 30, 2009, to restore the DIF reserves depleted by recent bank failures. The interim rule also permits the FDIC to impose an additional special emergency assessment after June 30, 2009 of up-to-10 basis points, if necessary. The FDIC also adopted amendments to its restoration plan for the DIF to implement changes to the risk-based assessment system and set assessment rates to provide that most banks will now pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Assessments will also be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.

Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through December 31, 2009. The Bank is required to pay an additional premium to the FDIC of ten basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

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

The Community Reinvestment Act (“CRA”) and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving lending, investing and other CRA activities. CRA requires the Bank to identify the communities served by the Bank’s offices and to identify the types of credit and investments the Bank is prepared to extend within such communities including low and moderate income neighborhoods. It also requires the Bank’s regulators to assess the Bank’s performance in meeting the credit needs of its community and to take such assessment into consideration in reviewing application for mergers, acquisitions, relocation of existing branches, opening of new branches and other transactions. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA in consideration when regulating and supervising other banking activities.

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

Bank Secrecy Act (“BSA”)

The BSA is a tool that the U.S. government uses to fight drug trafficking, money laundering and other crimes. Under the BSA, financial institutions are required to file certain reports, including suspicious activities reports and currency transaction reports, with the Financial Crimes Enforcement Network under certain circumstances. Financial institutions are also required to have policies and procedures in place to ensure compliance with the BSA. If a financial institution fails to timely file a report or fails to implement its BSA policies and procedures, it could subject the institution to enforcement action or civil money penalties. In July 2007, federal banking regulators issued the Intercompany Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements to provide greater consistency among the agencies in enforcement decisions in BSA matters and to offer insight into the considerations that form the basis of such BSA enforcement decisions.

On October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. The USA PATRIOT Act also made significant changes to BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

Under the USA PATRIOT Act, financial institutions are to establish anti-money laundering programs to enhance their BSA. The USA PATRIOT Act sets forth minimum standards for these programs, including the development of internal policies, procedures, and controls, designation of a compliance officer, ongoing employee training program, and independent audit function to test the programs. Management believes that the Bank is currently in compliance with the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also: (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and, (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and, (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers. As a public reporting company, the Company was required to provide management’s report on internal control over financial reporting beginning with its 2008 Annual Report on Form 10-K. The auditor’s attestation report on internal controls over financial reporting is not required until 2009 unless there is a deferment announced during 2009. The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

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

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/Federal Reserve announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices. Regulations implementing this provision of FACT Act have a mandatory effective date of October 1, 2008. FACT Act section 114, which requires institutions to develop and implement a written program to detect, prevent, and mitigate identity theft for certain new and existing accounts, must have been in place by November 1, 2008.

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

Programs to Mitigate Identity Theft

In November 2007, federal banking agencies together with the NCUA and FTC adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft based; (ii) detect the occurrence of red flags; (iii) respond appropriately to red flags that are detected; and, (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in its program.

Recent Developments

The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions, including government-sponsored entities and investment banks. As a result, many financial institutions have sought and continue to seek additional capital or to merge with larger and stronger institutions.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

In addition, the Treasury was authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Capital Purchase Program of the Troubled Asset Relief Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury is making $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury is receiving warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period which the Treasury holds equity issued under the TARP Capital Purchase Program and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury. The Company has applied to participate in the TARP Capital Purchase Program and if the application is approved by Treasury the Board of Directors will make the final decision whether to participate.

Further, after receiving a recommendation from the boards of the FDIC and the Federal Reserve Board, the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under the TLGP program. The Company has elected to participate in the TLGP program. Coverage under the TLGP was available for 30 days without charge and thereafter at a cost of seventy five basis points per annum for senior unsecured debt and ten basis points per annum for non-interest bearing transaction deposits above the deposit insurance limit.

On February 10, 2009, Treasury announced a Financial Stability Plan to address aspects of the economy’s difficulties. The plan intended to revise the form of capital injections into financial institutions, increases the size and scope of a previously announced non-recourse lending facility by the Federal Reserve’s non-recourse lending facility, facilitate the creation of a public-private investment fund to purchase troubled assets from financial institutions, and allocate $50 billion for homeowner/foreclosure assistance. The plan would substantially increase the amount of funds injected into the nation’s financial system.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA provides similar and additional limitations and requirements with respect to executive compensation and also amends Section 111 of EESA. The actual effect of the combination of the limitations in EESA, certain guidance issued by Treasury on February 4, 2009, and ARRA is not yet certain.

ITEM 1A – RISK FACTORS

Not Required.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The following table sets forth information relating to each of the Company’s offices as of December 31, 2008:

	Leased Or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Square Footage

Administrative Offices:
630 Las Gallinas Ave.
San Rafael, California 94903	Leased	6/1/2005	6/1/2015	9,453

Tamalpais Bancorp
630 Las Gallinas Ave.	Leased	1/1/2007	2/1/2009	190
San Rafael, California 94903

Full Service Branch Offices Currently Open:
851 Irwin St., Suite 100	Leased	8/18/1998	2/28/2009	3,417
San Rafael, California 94901

453-455 Miller Ave.	Leased	5/1/2002	4/31/2012	3,026
Mill Valley, California 94941

575 Sir Francis Drake Blvd.	Leased	7/23/2002	7/31/2012	2,600
Greenbrae, California 94904

100 Sir Francis Drake Blvd.	Leased	11/15/2002	11/15/2017	3,300
San Anselmo, California 94960

630 Las Gallinas Ave., Suite 100	Leased	6/1/2005	6/1/2015	2,500
San Rafael, California 94903

71 Casa Buena Drive	Leased	12/29/2003	12/29/2013	3,746
Corte Madera, California 94925

1652 Tiburon Boulevard	Leased	8/15/2005	8/15/2015	2,230
Tiburon, California 94920

851 Grant Avenue	Leased	6/25/2008	6/25/2018	2,755
Novato, California 94947

Loan Production Offices:
50 Old Couthouse Square	Leased	1/1/2007	1/1/2009	1,353
Santa Rosa, California 95404

Tamalpais Wealth Advisors:
630 Las Gallinas Ave.	Leased	7/19/2007	2/1/2009	700
San Rafael, California 94903

Stand Alone ATM Machines:
735 College Ave.	Leased	5/29/2003	5/29/2009	12
Kentfield, California 94904

100 Redhill Boulevard	Leased	9/12/2005	2/1/2009	25
San Anselmo, California 94960

The Novato lease is subject to landlord building completion and occupancy. Management believes that its existing facilities are suitable and adequate for its present needs and that the Company’s insurance coverage on its properties and tenant improvements are adequate.

ITEM 3 – LEGAL PROCEEDINGS

The Company is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Annual Report, the Board of Directors approved an amendment to the Articles of Incorporation of Tamalpais Bancorp to authorize the creation of a class of preferred stock. The amendment to the Articles of Incorporation was approved by the shareholders through the solicitation of written consents in lieu of a shareholders’ meeting. Of the 3,823,634 shares entitled to vote, 53.49% have voted to consent to the change in the Company’s Articles of Incorporation, 43,046 shares (1.13% of shares entitled to vote) have voted to withhold consent, and 2,530 shares (0.07% of shares entitled to vote) have abstained.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol TAMB.

At February 27, 2009, 3,823,634 shares of the Company’s common stock, no par value, which reflects the 7% stock dividend declared on January 30, 2007, were outstanding and held by approximately 887 holders of record. The following table sets forth, for the periods indicated, the range of high and low trade prices per share of the Company’s common stock.

	Sales Price of Common Stock

	High	Low

2008
First Quarter	$13.00	$9.52
Second Quarter	12.85	10.30
Third Quarter	13.00	9.40
Fourth Quarter	12.25	7.76

2007
First Quarter	$15.47	$13.87
Second Quarter	15.35	13.13
Third Quarter	13.96	11.67
Fourth Quarter	12.84	10.35

The prices have been adjusted to reflect the 7% stock dividend declared in 2007. The Company’s closing price on December 31, 2008 was $8.47 per share, compared to the closing price one year earlier of $11.07 per share.

Dividends

The Company initiated a cash dividend program in 2004. The Board of Directors evaluates the payment of dividends on a quarterly basis. The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. There are no preferred shares outstanding at this time. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition, asset quality, and capital requirements of the Company and its subsidiaries as well as general economic conditions. See “Supervision and Regulation – Dividends and Other Transfer of Funds.” See also Note 13 to the Consolidated Financial Statements.

In January 2007, the Board of Directors declared a 7% stock dividend payable on February 14, 2007 to shareholders of record on January 31, 2007. Cash was paid in lieu of issuing fractional shares. Earnings per share amounts and information with respect to stock options have been restated for all years presented to reflect the stock dividend.

The Company paid a cash dividend of $0.06 per share in November 2008, $0.055 in August and May 2008 and $0.05 in February 2008. The Company paid a cash dividend of $0.05 in November 2007 and $0.045 per share in May and August 2007. The Company paid four cash dividends of $0.04 per share in 2006.

Stock Repurchase

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans and other ongoing requirements.

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. The repurchase plan represents approximately 200,649 shares of the Company’s common stock outstanding as of July 28, 2007, as reported on the Company’s most recent Form 10-Q filed with the SEC on August 10, 2007. The repurchase program allows the Company to purchase common shares for a period of approximately twelve months from the approval date in the open market. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program. No shares were purchased during the fiscal year ended December 31, 2008 and the repurchase plan was terminated.

The following table lists shares repurchased over the twelve months since the September 2007 approval.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2008 with respect to equity compensation plans. All plans have been approved by the shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a) (c)

Plan Category

Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	202,843	11.80	—
2006 Incentive Stock Option Plan	209,529	12.32	88,308
2003 Non-Employee Directors’ Stock Option Plan	97,420	12.21	28,840

Equity compensation plans not approved by security holders	—	—	—

Total	509,792	12.09	117,148

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial condition and results of operations data as of, and for the years ended, December 31, 2008, 2007, 2006, 2005 and 2004. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and the consolidated financial statements and notes thereto included herein.

At or For the Year Ended December 31, (Dollars in thousands)	2008	2007	2006	2005	2004

Financial Condition Data:
Total assets	$703,390	$556,815	$503,514	$461,839	$425,610
Available-for-sale securities	56,416	40,661	26,516	15,118	22,040
Held-to-maturity securities	10,774	14,515	21,823	28,844	40,851
Federal Home Loan Bank restricted stock	8,652	6,886	5,892	6,198	6,934
Pacific Coast Bankers’ Bank restricted stock	50	50	50	50	50

Loans receivable, net of allowance for loan losses	584,450	464,699	421,335	382,424	325,651
Deposits	460,301	361,175	369,805	313,399	274,620
Federal Home Loan Bank advances	183,085	146,508	86,251	107,812	115,781
Junior Subordinated Debentures	13,403	13,403	13,403	10,310	10,310
Long term debt	6,000	—	—	—	—
Other liabilities	3,228	2,797	3,175	3,472	1,724
Total stockholders’ equity	37,373	32,933	30,881	26,845	23,175

Statement of Operations Data:
Interest income	$43,172	$39,041	$35,815	$28,724	$21,602
Interest expense	19,864	21,482	18,185	11,728	7,602

Net interest income	23,308	17,559	17,630	16,996	14,000
Provision for loan losses	3,191	244	439	632	874

Net interest income after provision for loan losses	20,117	17,315	17,191	16,364	13,126
Noninterest income	2,187	2,546	2,176	1,634	814
Noninterest expenses	15,090	13,365	13,036	11,262	8,783

Income (loss) before income tax expense (benefit)	7,214	6,496	6,331	6,736	5,157
Income tax expense (benefit)	2,385	2,287	2,402	2,639	1,709

Net income (loss)	$4,829	$4,209	$3,929	$4,097	$3,448

Per Share Data:
Earnings (loss) per share—Basic	$1.26	$1.07	$0.99	$1.04	$0.90
Earnings (loss) per share—Diluted	1.26	1.07	0.99	1.01	0.87
Common shares outstanding at end of period	3,823,634	3,818,284	3,960,852	3,937,239	3,922,301
Book value per share	$9.78	$8.62	$7.80	$6.82	$5.91

Performance Ratios and Other Data:
Return on average assets	0.76%	0.81%	0.81%	0.92%	0.90%
Return on average stockholders equity	13.7%	12.9%	13.8%	16.5%	17.2%
Efficiency ratio	59.2%	66.5%	65.8%	60.5%	59.3%

Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	9.2%	9.2%	9.7%	9.1%	10.0%
Total risk based capital	10.5%	10.2%	10.8%	10.1%	11.0%
Tier 1 leverage capital	8.1%	8.3%	8.6%	7.7%	8.1%

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

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the share of the Company’s common stock over the next twelve months from the approval date in the open market. The repurchase plan represents approximately 200,649 of the Company’s then-outstanding shares as of July 28, 2007, as reported on the Company’s Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 10, 2007. As of December 31, 2008, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2.5 million.

For discussion of stock dividends and share repurchases, see Note 18 of the Notes to Consolidated Financial Statements.

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

•

All other loans that have not been considered or provided for elsewhere (e.g. pools of commercial and industrial loans that have not been reviewed, classified, or designated special mention and other off-balance sheet commitments to lend).

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

Servicing Asset

The Company services SBA and non-SBA loans for investors and records a related mortgage servicing asset. The servicing calculations contain certain assumptions such as the expected life of the loan and the discount rate used to compute the present value of future cash flows. Exposure results from the loan life assumption if loans prepay faster than expected. Exposures results from the discount rate assumption if prime rate adjusts severely and permanently, which can cause adjustments to the income statement.

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

SUMMARY

Results of Operations

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower offered deposit rates by the Bank, which positively affected the interest margin. However, the variable rate loans adjusted downward with the decline in the Prime Rate, subject to any contracted floor rates. These changes resulted in a significant improvement to the net interest margin.

The ongoing and deepening recession has caused declining real estate values and has reduced the liquidity and net worth of businesses and consumers in the Company’s market area. This resulted in increased loan delinquencies, nonperforming assets and loss provisions than previous years.

The Company reported on a consolidated basis net income of $4,829,000 as compared to $4,209,000 for 2008, an increase of $620,000, or 14.7%. Diluted earnings per share was $1.26 for the twelve months ended December 31, 2008 as compared to $1.07 for the twelve months ended December 31, 2007, an increase of 17.8%.

Total assets reached $703,390,000 in 2008, an increase of $146,575,000 or 26.3% from the prior year. Total deposits were $460,301,000 in 2008, an increase of $99,126,000 or 27.4% from the prior year. Total loans receivable, net, were $584,450,000 in 2008 as compared to $464,699,000 in 2007, representing an increase of $119,751,000, or 25.8%.

The increase in net income and fully diluted earnings per share as of December 31, 2008 over the prior year period was primarily the result of the following:

•

Interest income for December 31, 2008 was $43,172,000, an increase of $4,131,000, or 10.6% over 2007. The increase in net income was largely due to the increased earning asset base as a result of an increase in the size of the Bank’s loan portfolio partially offset by a decreasing earning asset yield to 7.03% from 7.79%, a seventy six basis point decrease in 2008 as compared to 2007.

•	Interest expense decreased $1,618,000, or 7.5% from 2007 to 2008. The decrease was primarily due to the following:

	•	Interest expense on deposits decreased $3,809,000, or 24.1%, from 2007 to 2008 and is primarily due to a decreasing interest rate environment in 2008 as compared to 2007.

•

Interest expense on Junior Subordinated Debentures decreased $487,000, or 43.4% from 2007 to 2008. In 2007 the Company refinanced $10 million in trust preferred securities with a floating interest rate of three-month LIBOR plus 1.44% from a floating interest rate of three-month LIBOR plus 3.65%.

•

Partially offsetting these decreases was an increase in interest expense on borrowed funds of $2,466,000, or 54.1%, in 2008 as compared to 2007 as a result of the Bank borrowing more funds to support the loan growth for the year.

	•	The Company obtained a new $6 million credit facility in 2008, thus there was an increase in interest expense for long term debt of $212,000, or 100% from 2008 as compared to 2007.

Partially offsetting the increase in interest income and the decrease in interest expense, which had positive impacts on net income, were decreases in non-interest income, an increase in the provision for loan losses and an increase in non-interest expense as follows:

•

In 2008, non-interest income decreased $359,000, or 14.1% over 2007. These decreases are primarily related to the gain on sale of loans of $182,000 which occurred in 2008 versus the gain on sale of loans of $585,000 in 2007, registered investment services fee income generated by TWA decreased $2,000, or 0.3% and there was a loss on sale of securities, net of $6,000, or 100%. Partially offsetting these decreases in 2008 as compared to 2007 were increases in loan servicing of $3,000, or 1.5% and other income increased $48,000, or 4.1% as a result of fees generated from retail and commercial banking operations.

•

The provision for loan losses in 2008 was $3,191,000, an increase of $2,947,000, or 1208.0% as compared to the same period prior year. The increase in the provision reflects strong loan growth and an increased allowance for uncertainty in the market and loan portfolio.

•

In 2008, non-interest expense increased $1,724,000, or 12.9% to $15,090,000 as compared to the same period prior year. The increase in 2008 as compared to 2007 is primarily a result of an increase of $1,154,000, or 15.7% in salaries and benefits as a result of planned increases in staff, an increase of $604,000, or 29.0% in other administrative expenses as a result of the growth of the Company, an increase in data processing of $141,000, or 30.0%, and an increase in occupancy of $13,000, or 0.9%. Partially offsetting these increases were decreases of $61,000, or 16.6% in advertising, $64,000, or 8.7% in professional fees and $62,000, or 6.8% in equipment and depreciation.

Financial Condition

In 2008 and 2007, the Company’s return on average assets (“ROA”) was 0.76% and 0.81%, respectively. The Company’s return on average equity (“ROE”) was 13.74% in 2008 compared to 12.89% in 2007. The increase in ROE is primarily due to the increase of the net interest income in 2008 and to the stock buy back program in the third and fourth quarters of 2007. Management continues to balance the desire to increase the return ratios with the desire to increase the Bank’s deposit penetration in Marin County and loan growth throughout its lending territories while maintaining its credit quality. For the twelve month period from June 2007 to June 2008 (the latest date for which the information is available), the Bank’s market share of total Marin County deposits increased from 4.76% to 5.14%, or 8.0%.

As of December 31, 2008, consolidated total assets were $703,390,000 as compared to $556,815,000 at December 31, 2007, which represents an increase of 26.3%. Contributing to the growth of assets in 2008 was an increase of: $11,461,000, or 257.1% in cash and due from banks, $122,930,000, or 26.2% in gross outstanding loans, total investment securities of $12,014,000, or 21.8%, BOLI of $442,000, or 4.3%, FHLB restricted stock of $1,766,000, or 25.6%, accrued interest receivable of $641,000, or 19.9%, and other assets of $1,855,000, or 30.5%. In January 2009, the FHLB announced that it would not be paying a dividend in the fourth quarter of 2008 and the likelihood of future dividends from the FHLB is unknown at this time. Partially offsetting these increases was a decrease in bank premises and equipment, net of $719,000, or 15.4% and the Federal funds sold balance decreased $566,000, or 99.9%.

As of December 31, 2008, consolidated total liabilities were $666,017,000 as compared to $523,882,000 at December 31, 2007, which represents an increase of 27.1%. Contributing to the increase in liabilities in 2008 was an increase in FHLB advances of $36,578,000, or 25.0% which was primarily attributable to increased levels of borrowings to support loan growth. Also, the Company in 2008 obtained a $6 million credit facility from Pacific Coast Bankers Bank. An initial disbursement of $3 million was received on March 31, 2008 and an additional disbursement for $2 million was received in June 2008. The Company obtained an additional $1 million credit facility from Pacific Coast Bankers Bank in June 2008. These facilities were primarily utilized to support loan growth and to increase the capital position of the Bank.

There was an increase in total deposits of $99,126,000, or 27.4%. In the current economic environment, the Bank has experienced intense competition for deposits. This is primarily due to a combination of business and consumers having fewer funds to deposit and higher deposit rates offered by competitors in order to maintain their funding base. During this time, the Bank has maintained a rational approach to retaining relationship deposits without seeking deposits that are solely rate sensitive. Accrued interest payable and other liabilities increased $431,000, or 15.4% from 2008 as compared to 2007.

Stockholder’s equity increased $4,441,000, or 13.5% to $37,373,000 in 2008 as compared to the same period prior year. This was attributable to net income of $4,829,000, shared-based compensation of $286,000 and stock options exercised of $50,000 partially offset by unrealized security holding gain of $107,000 and $831,000 of cash dividends declared during the period.

As of December 31, 2008, TWA had approximately $283 million in assets under management as compared to $281 million for the same period prior year.

Summary of Quarterly Results of Operations

The following table below sets forth the results of operations for the four quarters of 2008 and 2007.

	2008 Quarters Ended				2007 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$11,007	$11,220	$10,722	$10,224	$9,934	$9,967	$9,624	$9,517
Interest expense	4,809	5,012	4,890	5,153	5,393	5,454	5,409	5,227

Net interest Income	6,198	6,208	5,832	5,071	4,541	4,513	4,215	4,290
Provision for loan losses	1,594	653	599	345	204	116	10	(86)

Net interest income after provision for loan losses	4,604	5,555	5,233	4,726	4,337	4,397	4,205	4,376

Noninterest income	523	523	477	664	692	609	746	500
Noninterst expense	3,905	3,785	3,763	3,636	3,267	3,552	3,272	3,275

Income before provision for income taxes	1,222	2,293	1,947	1,754	1,762	1,454	1,679	1,601
Provision for income taxes	372	807	681	526	623	469	612	583

Net Income	$850	$1,486	$1,266	$1,228	$1,139	$985	$1,067	$1,018
Net Income per common share
Basic	$0.22	$0.39	$0.33	$0.32	$0.30	$0.25	$0.27	$0.26
Diluted	$0.22	$0.39	$0.33	$0.32	$0.30	$0.25	$0.27	$0.25

The per-share amounts have been adjusted for the stock dividend declared in January 2007.

Results of Operations

Net interest income is the difference between the interest earned on loans, investments and other interest earning assets and the interest expense on deposits and other interest bearing liabilities, and is the most significant component of the Company’s earnings.

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

The average balance of nonperforming loans is included in the average balance of loans. Because nonperforming loans do not accrue income, an increase in nonperforming loans will result in a decrease in asset yield.

As of December 31, 2008 compared to 2007, rates paid on interest-bearing liabilities declined faster than yields on earning assets, resulting in a twenty nine basis point increase in net interest margin. As of December 31, 2007 compared to 2006, rates paid on interest-bearing liabilities increased faster than yields on earning assets, resulting in a twenty one basis point decrease in net interest margin. The following table presents average daily balances of assets, liabilities, and shareholders’ equity during 2008, 2007 and 2006, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2008, 2007 and 2006.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Year Ended December 31,
(dollars in thousands)	2008			2007			2006

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid
Assets
Investment securities - Muni’s (1,2)	$6,307	$248	5.54%	$3,116	$123	5.57%	$—	$—	—
Investment securities - Taxable (2)	51,606	2,433	4.71%	49,496	2,327	4.70%	46,893	1,902	4.06%
Other investments	8,031	298	3.71%	5,348	293	5.48%	6,035	324	5.37%
Interest bearing deposits in other financial institutions	669	31	4.63%	899	40	4.45%	1,167	44	3.77%
Federal funds sold	6,301	111	1.76%	3,129	161	5.15%	6,378	314	4.92%
Loans (3)	541,544	40,051	7.40%	439,262	36,097	8.22%	415,368	33,230	8.00%
Total Interest Earning Assets	614,458	43,172	7.03%	501,250	39,041	7.79%	475,841	35,814	7.53%
Allowance for loan losses	(5,790)			(4,663)			(4,528)
Cash and due from banks	4,430			4,425			5,377
Net premises, furniture and equipment	4,319			4,998			4,927
Other assets	19,296			14,426			5,035
Total Assets	$636,713			$520,436			$486,652

Liabilities and Shareholders’ Equity
Interest bearing checking	$7,193	44	0.61%	$7,513	46	0.61%	$7,301	45	0.62%
Savings deposits (4)	151,014	3,576	2.37%	153,199	6,336	4.14%	155,426	6,176	3.97%
Time deposits	228,140	8,367	3.67%	183,671	9,415	5.13%	161,739	7,286	4.50%
Other borrowings	167,854	7,028	4.19%	103,088	4,562	4.43%	101,051	3,636	3.60%
Long term debt	4,011	213	5.31%	—	—	—	—	—	—
Junior Subordinated Debentures	13,403	636	4.75%	15,135	1,123	7.42%	11,524	1,041	9.03%
Total Interest Bearing Liabilities	571,615	19,864	3.48%	462,606	21,482	4.64%	437,041	18,184	4.16%
Noninterest deposits	26,562			20,764			17,874
Other liabilities	3,401			4,406			3,291
Total Liabilities	601,578			487,776			458,206
Shareholders’ Equity	35,135			32,660			28,446
Total Liabilities and	$636,713			$520,436			$486,652
Shareholders’ Equity

Net interest income		$23,308			$17,559			$17,630
Net interest spread (5)			3.55%			3.15%			3.37%
Net interest margin (6)			3.79%			3.50%			3.71%

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

In 2008, the Bank’s net interest income before the provision for loan losses increased $5,749,000 over 2007 and was impacted by a strong growth in loans and decline in cost of funds partially offset by lower loan yields in a declining interest rate environment. In 2007, the Bank’s net interest income before provision for loan losses decreased $71,000 as compared to the same period in 2006. The decrease is attributable to a higher cost of funds driven by competition for deposits, as well as increased levels of borrowings to support loan growth.

2008 Compared to 2007

In 2008, the Bank’s net interest margin (“NIM”) was 3.79%, an increase of 8.3% from the NIM of 3.50% in 2007. The increase in the NIM in 2008 as compared to the same period prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs partially offset by lower loan yields in a declining interest rate environment.

The Bank’s yield on average interest earning assets decreased to 7.03% as of December 31, 2008 from 7.79% as of December 31, 2007 as a result of the following.

The yield on the loan portfolio decreased eighty two basis points from 8.22% in 2007 to 7.40% in 2008 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in 2008. The yield on the loan originations were lower and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 1.76% in 2008 from 5.15% in 2007. The decrease in the yield for the Federal funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) in 2008 by two hundred basis points. The yield on the investment securities – taxable in 2008 remained relatively unchanged as compared to the same period for 2007. The yield on other investments decreased to 3.71% in 2008 from 5.48% in 2007. The yield on interest bearing deposits in other financial institutions increased eighteen basis points from 2008 as compared to 2007.

The rate paid on average interest bearing liabilities decreased from 4.64% to 3.48% when comparing 2008 versus 2007. The rate paid on saving deposits decreased from 4.14% to 2.37% from 2007 as compared to 2008 and the rate paid on time deposits decreased one hundred forty six basis points from 5.13% to 3.67% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed decreases in market interest rates originating from actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased twenty four basis points from 2008 as compared to 2007. The junior subordinated rate paid on debentures decreased from 7.42% to 4.75% at 2008 when compared to 2007. The decrease in the interest rate paid on debentures is attributable to the Company obtaining an issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which bore a floating interest rate of three-month LIBOR plus 3.65% which was redeemed with proceeds of the new issuance. New long term debt for $6 million was obtained in 2008 which had an average cost of 5.31%.

2007 Compared to 2006

In 2007, the Bank’s net interest margin (“NIM”) was 3.50%, a decrease from the NIM of 3.71% in 2006. The decrease in the NIM in 2007 as compared to the same period prior year is primarily attributable to funding costs increases not being offset fully by rising yields on loans and investments due to relatively stable intermediate and long-term interest rates.

The Bank’s yield on average interest earning assets was favorably impacted by the increasing interest rate environment resulting in a higher yield of 7.79% in 2007 as compared to 7.53% in 2006. The yield on the loan portfolio increased twenty two basis points from 8.00% in 2006 to 8.22% in 2007 which is primarily a result of the growth in loans held in the portfolio partially offset by the effect of competitive pressures on rates offered by the Bank. The yield on the loan originations were at higher yields and maturities and paydowns of loans at lower yields. In addition, the increase in nonperforming loans decreased loan yields. The yield on the Bank’s Federal funds sold increased to 5.15% in 2007 from 4.92% in 2006. The increase in the yield for the Federal funds sold is the result of interest rate increases implemented by the Federal Reserve Board by increasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from June 2004 through June 2006. Partially offsetting these increases in the interest rates, the Federal Reserve Board decreased the Federal funds interest rate by 50, 25 and 25 basis points in September, October and December 2007, respectively. The average balance for investment securities in 2007 of $52,612,000 represents an increase of 12.2% from 2006, and an increase in yield from 4.06% in 2006 to 5.14% in 2007. The yield increase primarily relates to purchasing more securities with higher yields than the maturities and paydowns of securities at lower yields. Other investments and interest bearing deposits in other financial institutions increased eleven and sixty eight basis points, respectively, from 2007 as compared to 2006.

The rate paid on average interest bearing liabilities increased from 4.16% in 2006 to 4.64% in 2007 due to increased competition for deposits. The rate paid on savings deposits increased from 3.97% to 4.14% from 2007 as compared to 2006 and time deposits increased sixty three basis points from 4.50% to 5.13% from 2007 as compared to 2006. The increases are attributable to higher rates offered on these products. The rate on other borrowings increased eighty three basis points from 2006 as compared to 2007 as a result of the previously discussed changes in market interest rates originating from prior actions taken by the Federal Reserve Board as described in the paragraph above. The junior subordinated debentures decreased one hundred sixty one basis points in 2007 as compared to 2006. The decrease in the interest rate paid on debentures is attributable to the Company obtaining an issuance of $10 million in new trust preferred securities that bear a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which had bear a floating interest rate of three-month LIBOR plus 3.65%, which was redeemed from the proceeds of the new issuance.

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

	Year ended December 31, 2008 Compared to Year ended December 31, 2007			Year ended December 31, 2007 Compared to Year ended December 31, 2006

	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase/(decrease) in
Interest Income
Investment securities	$245	$(14)	$231	$247	$301	$548
Other investments	118	(113)	5	(38)	7	(31)
Interest-bearing deposits	(11)	2	(9)	(11)	7	(4)
Federal Funds Sold	98	(148)	(50)	(167)	14	(153)
Loans	7,817	(3,863)	3,954	1,947	920	2,867

	8,267	(4,136)	4,131	1,978	1,249	3,227

Increase/(decrease) in
Interest Expense
Interest-bearing checking	$(2)	$—	$(2)	$1	$—	1
Savings deposits	(89)	(2,671)	(2,760)	(89)	249	160
Time Deposits	1,981	(3,029)	(1,048)	1,056	1,073	2,129
FHLB and other borrowings	2,908	(228)	2,680	76	851	927
Junior Subordinated Debt	(117)	(371)	(488)	289	(208)	81

	4,681	(6,299)	(1,618)	1,333	1,965	3,298
Increase/(decrease) in

Net Interest Income	$3,586	$2,163	$5,749	$645	$(716)	$(71)

Non-interest Income

Non-interest income is comprised of gain on sale of loans, net, loss on sale of securities, net, fees generated by TWA and other income. Non-interest income for the years ended December 31, 2008, 2007, and 2006 was $2,187,000, $2,546,000 and $2,176,000, respectively, for a decrease of $359,000, or 14.1% for the year ended December 31, 2008, as compared with the same period in 2007, and an increase of $370,000, or 17.0% for the year ended December 31, 2007 as compared with the same period in 2006.

The following table sets forth information regarding the non-interest income for the periods shown.

				2008 compared to 2007		2007 compared to 2006

	For the Year Ended December 31,			Amount Increase	Percent Increase	Amount Increase	Percent Increase
	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(Dollars in thousands)
Gain on sale of loans, net	$182	$585	$792	$(403)	-68.9%	$(207)	-26.1%
Loss on sale of securities, net	(6)	—	(2)	(6)	100.0%	2	-100.0%
Loan servicing	182	179	161	3	1.7%	18	11.2%
Registered Investment Advisory Services fee income	600	601	507	(1)	-0.2%	94	18.5%
Other income	1,229	1,181	718	48	4.1%	463	64.5%

Total	$2,187	$2,546	$2,176	$(359)	-14.1%	$370	17.0%

In 2008 as compared to 2007, the gain on sale of loans, net, decreased $402,000, or 68.9%. This decrease was primarily due to the Bank not selling the government guaranteed portions of the SBA loans in 2008 as compared to 2007. Loan sales in 2008 were limited to SBA 504 loans for which the Bank did not receive as large a premium. There may be periods in the future quarters where no loan sales may occur.

In 2007 as compared to 2006, the gain on sale of loans, net, decreased $207,000, or 26.1%. This decrease was primarily due to the $6.2 million sale of the government guaranteed portion of seventeen Small Business Administration (“SBA”) loans and one Business & Industry (“B&I”) loan for $1.6 million that was sold through the United States Department of Agriculture (“USDA”) in 2007 versus the sale of $7.8 million of the government guaranteed portion of eighteen SBA loans for the same period in 2006. The reason for the decline in the gain on sale of loans was that the loans were sold at lower yields in 2007 as compared to 2006.

In 2008 as compared to 2007, loss on sale of securities, net, decreased $6,000, or 100%. This decrease is attributable to the Bank selling securities in the third quarter of 2008 versus no sale of securities in 2007. In 2007 as compared to 2006, loss on sale of securities, net, increased $2,000, or 100%. This decrease is attributable to the Bank selling securities in 2006 versus no sale of securities in 2007.

Loan servicing income for 2008 was $182,000, representing an increase of $3,000, or 1.7% over the same period prior year. Loan servicing income in 2007 was $179,000, representing an increase of $18,000, or 11.2% over the same period the prior year. These increases are attributable to the increase in the number of loans that the Bank is servicing for others.

Advisory Services fee income from 2008 as compared to 2007 decreased $1,000, or 0.2%. The decrease was primarily attributable to the market declines affecting fees. In 2007, Advisory Services fee income increased $94,000, or 18.5% as compared to 2007. This increase is primarily attributable to the growth provided by TWA in financial advisory services inclusive of investment management and financial planning to high-net worth individuals, families and institutions.

In 2008, TWA had approximately $283.0 million in assets under management of which $67.4 million represents the Bank’s investment portfolio. In 2007, TWA had approximately $281.0 million in assets under management of which $55.2 million represents the Bank’s investment portfolio. TWA has required capital infusions from the Company. In 2008, 2007 and 2006, capital infusions totaled $165,000, $115,000 and $436,000, respectively.

Other income increased $48,000, or 4.1% in 2008 as compared to the same period prior year. The increase is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which contributed $54,000 to other income and an increase of NSF fees of $66,000 as a result of increasing service charges on checks drawn against insufficient funds. Additionally, debit card fee income increased $44,000 and deposit account service charges increased $24,000 as a result of the growth of the Company. Partially offsetting these increases were a decrease in Travelers expense fee income of $36,000, miscellaneous fee income of $43,000 and a “other than temporary impaired charge” of $62,000 related to Municipal Securities insured by MBIA, AMBAC, and XLCA from 2008 as compared to 2007.

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

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the years ended December 31, 2008, 2007 and 2006 was $15,090,000, $13,365,000 and $13,036,000, respectively. The increase for the year ended December 31, 2008 was $1,724,000, or 12.9% as compared with the same period in 2007 and the increase for the year ended December 31, 2007 was $329,000, or 2.5% as compared with the same period in 2006.

				2008 compared to 2007		2007 compared to 2006

	For the Year Ended December 31,			Amount Increase	Percent Increase	Amount Increase	Percent Increase
	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)

	(Dollars in thousands)
Salaries and benefits	$8,489	$7,336	$7,935	$1,153	15.7%	$(599)	-7.5%
Occupancy	1,482	1,469	1,410	13	0.9%	59	4.2%
Advertising	308	369	368	(61)	-16.5%	1	0.3%
Professional	674	738	337	(64)	-8.7%	401	119.0%
Data processing	610	469	364	141	30.1%	105	28.8%
Equipment and depreciation	839	900	851	(61)	-6.8%	49	5.8%
Other administrative	2,688	2,084	1,771	604	29.0%	313	17.7%

Total	$15,090	$13,365	$13,036	$1,725	12.9%	$329	2.5%

Salaries and benefits are the largest components of non-interest expense. In 2008, salaries and benefits increased by $1,153,000, or 15.7%. This increase is primarily due to the Company’s planned increases in full time equivalent (“FTE”) employees. The Company expanded its staff and management to 80 FTE in 2008 as compared to 77 for the same period prior year to strengthen its commercial and small business banking operations. Additionally, the Company had a higher incentive bonus accrual and commission payouts, regular salary adjustments, payroll taxes and higher employee and medical benefits for 2008 as compared to 2007.

In 2007, salaries and benefits costs decreased by $599,000, or 7.5% primarily due to the timing of when FTE employees were hired during the respective periods as compared to the same period prior year. The number of FTE employees increased to 77 as of December 31, 2007, up from 75 at December 31, 2006. Partially offsetting these decreases, the Company had regular salary adjustments and higher medical benefits and workers’ compensation costs for 2007 as compared to 2006. Additionally, annual bonuses to certain employees and officers of the Company were paid in 2007 whereas there were no comparable bonus payouts in 2006.

The 2008 increase of $13,000, or 0.9% in occupancy and equipment costs is largely due to the annual rental adjustments in the branch and administrative facilities. The 2007 increase of $59,000, or 4.2% as compared to 2006 in occupancy and equipment costs is largely due to the Company occupying new leased spaces which includes the addition of the Bank’s Tiburon/Belvedere branch which opened in September 2006. Additionally, there were annual rent increases in the branch and administrative facilities.

Advertising costs from 2008 to 2007 decreased $61,000, or 16.5%. The Company reduced the promotional expenses in 2008 as compared to the same period prior year. Advertising costs from 2006 to 2007 remained relatively unchanged.

Professional services decreased $64,000, or 8.7% in 2008 compared to the same period prior year. The decrease is largely attributable to the Company obtaining additional outside consulting services for compliance and marketing in 2007 as compared to 2008. Professional services increased $401,000, or 119% in 2007 compared to the same period the prior year. The increase is largely attributable to the Company obtaining additional outside consulting services for compliance and marketing as a result of the growth of the Company compared to the same period prior year.

Data processing costs increased $141,000, or 30.1% in 2008 as compared to 2007 and is attributable to third party IT support as a result of the growth of the Company. In 2007 data processing costs were $469,000, an increase of $105,000, or 28.8% compared to 2006. This increase is attributable to the additional data processing costs as a result of the growth of the Company.

The change in equipment and depreciation expense for 2008 decreased $61,000, or 6.8% as compared to the same period prior year. The decrease is primarily attributable to fewer new purchases and leasehold improvements being made in 2008 as compared to 2007. The 2007 increase of $49,000, or 5.8% in equipment and depreciation expense over the same period prior year is primarily attributable to new purchase and leasehold improvements of the Company as a result of growth.

Other administrative expenses in 2008 of $2,688,000 represents an increase of $604,000, or 29.0% increase over 2007. The increase is attributable to increases in item processing expense of $29,000, CDARS fee expense of $42,000, SBA loan servicing of $21,000, FDIC insurance premiums of $193,000, office supplies of $41,000, ATM/Debit card expense of $36,000, finance and bank charges of $21,000, D&O liability insurance of $17,000 and amortization of the Affordable Housing Project of $195,000 partially offset by a decrease in hazard insurance services of $21,000 from 2008 as compared to 2007.

Other administrative expenses in 2007 of $2,084,000 represents an increase of $313,000, or 17.7% increase over 2006. The increase is attributable to a nonrecurring expense of $200,000 for the expensing of unamortized placement fees on the $10 million for the trust preferred securities which were paid off on October 1, 2007. Additionally, there were increases in ATM/debit card expenses of $28,000, FDIC insurance premiums of $28,000, amortization expense of the Affordable Housing Project of $119,000 and loan loss reserve for off balance sheet commitments of $73,000 partially offset by a decrease in office supplies of $28,000 and director’s expenses of $14,000.

The efficiency ratio measures the Company’s productivity. It is the cost required to generate each dollar of revenue. The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 59.2% and 66.5% as of 2008 and 2007, respectively.

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance for loan losses on a quarterly basis. The Bank provides as an expense an amount needed to bring the allowance for loan losses to a level necessary to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision for loan losses charged to expense.

The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market and increasing unemployment rate. Over the last two quarters, there has been unprecedented volatility and deterioration in the financial markets, witnessing the failure of well-known companies and including a national recession. In this environment, loan quality has already shown a weakness as a result of general economic conditions and could deteriorate even further. Consequently, the Bank has increased the provision for loan losses.

In 2008 the provision for loan losses was $3,191,000 as compared to $244,000 in 2007, representing an increase of $2,947,000, or 1208.0%. The increase in the provision is the result of a higher growth in the Bank’s loan portfolio and an overall deterioration in credit quality, and an increased provision associated with specific nonperforming loans. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio. The provision for loan losses was $244,000 as of December 31, 2007, a $196,000, or 44.5% decrease as compared to the same period prior year. The decrease in the provision was the result of a continued strong asset quality as calculated through the Bank’s internal loan grading system.

Income Taxes

The Company reported a provision for income taxes of $2,386,000, $2,287,000 and $2,403,000 for years 2008, 2007 and 2006, respectively, an increase of $99,000, or 4.3% for 2008 as compared to 2007 and a decrease of $116,000, or 4.8% for 2007 as compared to 2006. The effective tax rate for years 2008, 2007 and 2006 was 33.1%, 35.2% and 37.9%, respectively.

The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company manages its effective tax rate through tax benefits associated through the purchase of Bank Owned Life Insurance (“BOLI”) (the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

See Note 12 of the Notes to the Consolidated Financial Statements for additional discussion of the Provision for Income Taxes.

FINANCIAL CONDITION

Investment Securities

The Company purchases mortgage-backed securities and other investments as a source of interest income, credit risk diversification, manage rate sensitivity, and maintain a reserve of readily saleable assets to meet liquidity and loan requirements. Sales of “Federal Funds” and short-term loans to other banks are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. Investment securities are held in safekeeping by an independent custodian. The Bank does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) or non-agency backed securities.

As of December 31, 2008 and 2007, the carrying values of securities pledged were $67,190,000 and $55,175,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Company’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet the overall liquidity requirements.

As of December 31, 2008 and 2007, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. Throughout 2008 the Company has pursued a strategy to purchase GNMA securities backed by the full faith and credit of the U.S. Government. The Company also owned $8,652,000 and $6,886,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of December 31, 2008 and December 31, 2007, respectively. Interest-bearing time deposits in other financial institutions amounted to $558,000 and $627,000 as of December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008, $10,774,000 of the securities were classified as held-to-maturity and $56,416,000 of the securities were classified as available-for-sale. At December 31, 2007, $14,515,000 of the securities were classified as held-to-maturity and $40,661,000 of the Company’s securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,944	$369	$(115)	$15,198
U.S. Agency Securities	5,167	125	—	5,292
Municipal Securities	5,225	69	(38)	5,256
Collateralized Mortgage Obligations	30,177	496	(3)	30,670

Total Available-for-sale	$55,513	$1,059	$(156)	$56,416

Held-to-maturity
Mortgage backed securities	$10,774	$15	$(290)	$10,499

	As of December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$15,687	$180	$(132)	$15,735
U.S. Agency Securities	7,409	65	—	7,474
Municipal Securities	5,799	98	(17)	5,880
Collateralized Mortgage Obligations	11,420	152	—	11,572

Total Available-for-sale	$40,315	$495	$(149)	$40,661

Held-to-maturity
Mortgage backed securities	$14,515	$2	$(192)	$14,325

	As of December 31,

	2008		2007

	Balance	Yield	Balance	Yield

			(Dollars in Thousands)
Available for sale
Mortgage backed securities	$15,198	5.23%	$15,735	4.76%
U.S. Agency Securities	5,292	3.99	7,474	5.35
Municipal Securities	5,256	5.66	5,880	3.98
Collateralized Mortgage Obligation	30,670	4.63	11,572	5.55

	$56,416	4.83%	$40,661	4.98%

Held to maturity
Mortgage backed securities	$10,774	4.02%	$14,515	4.17%

The Bank does not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2008. The mortgage related securities are backed by GNMA, FNMA, or FHLMC or are collateralized by securities backed by these agencies. See Note 2 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2008 and 2007.

Loans

Loans, net, increased by $120,000,000, or 25.8% as of December 31, 2008 as compared to the same period prior year. During the last few years, the Company has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities. The recent downward pressure on real estate values demands continued diligence and prudent underwriting of real estate loans, and economic pressure may reduce demand for other types of loans. The Bank has not participated in subprime lending and it has low exposure to residential mortgages, construction and land loans.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)

One-to-four family residential	$33,695	$22,098	$16,742	$16,995	$13,878
Multifamily residential	171,136	123,077	120,287	121,176	126,099
Commercial real estate	322,861	246,258	220,049	183,288	147,357
Land	10,905	9,369	8,316	9,777	9,150
Construction real estate	31,077	28,988	33,188	26,003	9,157
Consumer loans	2,111	2,045	2,545	2,785	3,925
Commercial, non real estate	18,913	36,250	23,553	24,725	17,746

Total gross loans	590,698	468,085	424,680	384,749	327,312
Net deferred loan costs	1,845	1,529	1,327	1,907	1,939
Total loans receivable, net of deferred loan costs	592,543	469,614	426,007	386,656	329,251

Allowance for loan losses	(8,093)	(4,915)	(4,672)	(4,232)	(3,600)

Loans receivable, net	$584,450	$464,699	$421,335	$382,424	$325,651

Outstanding loan commitments at December 31, 2008 and December 31, 2007 primarily consisted of undisbursed construction loans, lines of credit, and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments may grow throughout the year if loan demand increases, subject to economic conditions. As of December 31, 2008, the hospitality industry was identified as a concentration of credit as it represents 13.4% of the loan portfolio. Additionally, as of December 31, 2008 and December 31, 2007, approximately 90.7% and 89.8%, respectively, of the Bank’s loans were secured by real estate. Commercial real estate is comprised of 20% owner user, 2% investor, 11% owner user SBA and 2% owner user SBA. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and requires an additional increase in the provision for loan losses. The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans.

Real estate construction loans are primarily interim loans to finance the construction of commercial, multifamily and single family residential property. These loans are typically short-term. Other real estate loans consist primarily of loans made based on the property and/or the borrower’s individual and business cash flows. Maturities on real estate loans other than construction loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years). Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

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

As of December 31, 2008 and 2007, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets forth the repricing percentages of the adjustable rate loans as of December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007

Reprice within one year	40.9%	44.8%
Reprice within one to two years	9.5%	5.3%
Reprice within two to three years	10.7%	12.3%
Reprice within three to four years	12.0%	8.8%
Reprice within four to five years	19.1%	18.1%
Reprice after five years	7.8%	10.7%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans as of December 31, 2008 and December 31, 2007. At those dates, the Bank had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	At December 31, 2008

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)
One-to-four family residential	$1,280	$1,500	$30,915	$33,695
Multifamily residential	2,110	1,713	167,313	171,136
Commercial real estate	16,899	23,965	281,997	322,861
Land	900	9,167	838	10,905
Construction real estate	26,173	—	4,904	31,077
Consumer loans	125	1,763	223	2,111
Commercial, non real estate	8,707	6,666	3,540	18,913

Total	$56,194	$44,774	$489,730	$590,698

Loans with predetermined interest rates	$945	$478	$133	$1,556
Loans with floating or adjustable interest rates	55,249	44,296	489,597	589,142

	$56,194	$44,774	$489,730	$590,698

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management has instituted loan policies which includes using grading standards and criteria similar to those employed by bank regulatory agencies to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans, and to assess the sufficiency of the allowance. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. Management conducts a critical evaluation of the loan portfolio quarterly. This evaluation is an assessment of the following factors including the results of the internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay and present economic conditions. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Foreclosed or repossessed loan collateral, “other real estate owned” (“OREO”), is recorded at the lower of cost or appraised value less estimated costs.

There are, however, limitations to any credit risk grading process. The volume of loans makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

Each month the Bank also reviews the allowance and makes additional transfers to the allowance as needed. At December 31, 2008 and December 31, 2007, the allowance for loan losses was 1.37% and 1.05%, respectively, of loans outstanding. While no assurance can be given, management believes that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market areas. The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise. As of December 31, 2008 and 2007, charge-offs of loans totaled $37,000 and $1,000, respectively, and recoveries on previously charged-off loans totaled $25,000 and $0, respectively. There were eighteen nonperforming loans as of December 31, 2008, one nonperforming loan as of December 31, 2007 and one foreclosed property that was transferred to other real estate owned as of December 31, 2008. After the additional charges to the allowance for loan losses for the fourth quarter, the Bank continues to be well capitalized under regulatory capital requirements.

As of December 31, 2008 and 2007, the ratio of the allowance for loan losses to nonperforming loans was 48.3% and 1054.7%, respectively. Although the Company deems these levels adequate as of such periods, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,
	2008	2007	2006	2005	2004

	(Dollars In Thousands)

Gross Loans Outstanding, Period End	$592,543	$469,613	$426,007	$386,657	$329,251
Average Amount of Loans Outstanding	541,544	439,262	415,368	371,024	291,999
Period end non-performing loans outstanding	16,758	466	—	35	393

Loans Loss Reserve Balance, Beginning of Period	$4,915	$4,671	$4,232	$3,600	$2,726
Net Charge-offs	(37)	(1)	—	—	—
Recoveries	25	—	—	—	—
Additions/(Reductions) charged to operations	3,191	245	439	632	874

Allowance for Loan and Lease Loss, End of Period	$8,094	$4,915	$4,671	$4,232	$3,600

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.00%	0.00%	0.00%	0.00%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.37%	1.05%	1.10%	1.09%	1.09%

Nonperforming Assets

The Bank manages credit losses by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Bank closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Internal and external loan reviews are performed frequently using grading standards and criteria similar to those employed by bank regulatory agencies. Management has evaluated loans that it considers to carry additional risk above the normal risk of collectability, and by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques.

All significant nonaccrual loans have been evaluated for impairment and have been assigned specific reserves as deemed necessary. Going forward, the Bank will continue to review all impaired loans on a quarterly basis in accordance with Statement of Financial Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection or if the Bank determines that there is little to no chance of being paid current by the borrower. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal.

When appropriate or necessary to protect the Company’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as other real estate owned, or OREO. OREO is carried on the books as an asset at fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” The Company did not have any OREO as of December 31, 2007 and one OREO for $417,000 as of December 31, 2008.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	Balances as of December 31,

	2008	2007	2006	2005	2004

	(Dollars in Thousands)
Non-accrual loans
Construction real estate	$2,411	$—	$—	$—	$—
Multifamily residential	1,464	—	—	—	393
Consumer	—	—	—	35	—
Commercial real estate	12,883	466	—	—	—

	$16,758	$466	$—	$35	$393

Restructured Loans	$—	—	—	—	—

Other real estate owned	$417	—	—	—	—

Nonperforming assets as a percent of total loans	2.91%	0.10%	0.00%	0.01%	0.12%
Nonperforming assets as a percent of total assets	2.44%	0.08%	0.00%	0.01%	0.09%
Allowance for Loan Losses	$8,093	$4,915	$4,671	$4,232	$3,600
Allowance for Loan Losses/loans outstanding at period end	1.37%	1.05%	1.10%	1.09%	1.09%

As of December 31, 2008, there were eighteen loans totaling $16,758,000 which were on non-accrual status as follows. Three of the non-accruals were multifamily loans totaling $1,464,000, two non-accruals were construction real estate totaling $2,411,000 and thirteen of the non-accruals were commercial real estate loans totaling $12,883,000.

Included in these totals are as follows:

•

The $3,300,000 commercial bridge loan secured by real estate which is located in Scottsdale, AZ and was transferred to OREO in February 2009. The October 2008 appraised value of this loan was $4.3 million and it is one of three out-of-state loans for the Bank.

•

The $5,400,000 commercial bridge loan secured by real estate and is located in San Francisco, CA and was originated in April 2007. It is zoned for residential condominium development and the original loan-to-value was at 64%.

•	The $2,167,000 construction loan is located in Carmel Valley, CA and is zoned for hospitality with a 50% participation with another lender and had an original loan-to-value ratio of 25%.

These three non-accrual loans represent 63% of the total nonperforming assets. The Bank also has one foreclosed OREO loan located in the Bank’s primary market. This property entered into contract on February 27, 2009 to be sold with an anticipated closing date of March 31, 2009 with full collection of net book value. The gross interest income that would have been recorded had non-accrual loans been current totaled $497,000 for the year ended December 31, 2008. As of December 31, 2008, there were no restructured loans.

As of December 31, 2007, there was one commercial real estate loan on non-accrual status for $466,000 which was located in the Bank’s primary market area. This loan was sixty days delinquent and the property is being marketed for sale. Due to the estimated loan-to-value ratio of less than 55%, the Bank does not expect to recognize a loss on this loan and anticipates recovering all principal and interest. As of December 31, 2007, there were no restructured loans. The gross interest income that would have been recorded had this non-accrual loan been current would have been $10,000.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,

	2008	2007	2006	2005	2004

	(Dollars in Thousands)
Loans delinquent 60-89 days and accruing
Commercial real estate	$6,566	$139	$1,137	$308	$—
Consumer loans	26	—	—	—	—
Multifamily	6,237	414	268	—	—
Land and Construction	—	—	531	534	—
Commercial, non real estate	—	—	—	—	62

	$12,829	$553	$1,936	$842	$62

Loans delinquent 90 days or more and accruing
Commercial real estate	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Total nonperforming assets could increase in the future if the national and local economies weaken further which may adversely affect the small businesses in the market area. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

Refer to Note 3 and 4 of the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts, and certificates of deposits) from the Bank’s market areas. At December 31, 2008, total deposits were $460,301,000 representing an increase of $99,126,000, or 27.4% over the December 31, 2007 balance. The Company’s deposit growth plan for 2008 (and to continue into 2009) was to concentrate its efforts on increasing noninterest-bearing demand accounts. As of December 31, 2008, these accounts increased $10,005,000, or 43.0% as compared to the same period prior year. The Bank also experienced increases in interest-bearing demand accounts, money market and savings and time deposits accounts greater and less than $100,000.

The Company obtained wholesale deposits through deposit brokers of $84.8 million (18.5% of deposits) and $32.1 million (8.9% of deposits) and through non-brokered wholesale sources of $89.3 million (19.4% of deposits) and $46.2 million (12.8% of deposits) as of December 31, 2008 and 2007, respectively. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Company may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Company needs to renew maturing wholesale deposits at then current interest rates, the Company incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use the Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and the Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. In 2008, the Bank terminated its relationship with the Reserve Funds and established a relationship with Total Bank Solutions in 2008. As of December 31, 2008 and 2007, the deposits were $30.0 million and $15.0 million, respectively. As of December 31, 2008 the rate was 2.25% as compared to a rate of 4.73% as of December 31, 2007.

On October 30, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. This is included in non-brokered wholesale certificates of deposits. The time deposit bears interest at the rate of 0.84% and matured on January 29, 2009. On November 19, 2008, the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 0.18% and matured on February 19, 2009. On December 19, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 0.26% and matures on June 17, 2009. Assets pledged as collateral to the State consists of $38.4 million of the investment portfolio as of December 31, 2008.

In an effort to expand the Company’s market share, the Company is continuing a business plan to develop the retail presence in Marin County through an expanding network of full service branches. The Company operated three branches during the first quarter of 2004, opened two new branches in the second quarter of 2004, one new branch in 2005, and one new branch in the third quarter 2006.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2008			December 31, 2007			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$33,260	7.2%	0.00%	$23,255	6.4%	0.00%	$18,135	4.9%	0.00%
Interest-bearing checking deposits	9,736	2.1%	0.09%	6,874	1.9%	0.18%	8,433	2.3%	0.61%
Money Market and savings deposits	156,479	34.1%	1.79%	138,276	38.3%	3.55%	150,012	40.6%	4.48%
Certificates of deposit $100,000 or more	132,643	28.8%	2.19%	110,588	30.6%	4.72%	129,011	34.9%	5.14%
Certificates of deposit less than $100,000	128,183	27.8%	3.39%	82,182	22.8%	4.77%	64,214	17.4%	4.97%

Total deposits	$460,301	100.0%	2.19%	$361,175	100.0%	3.89%	$369,805	100.0%	4.49%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	December 31, 2008			December 31, 2007			December 31, 2006

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)
Retail certificates of deposit	$86,702	33.2%	3.04%	$114,469	59.4%	4.85%	$151,692	78.5%	5.11%
Brokered certificates of deposit	84,784	32.5%	3.29%	32,082	16.6%	4.76%	13,124	6.8%	4.72%
Non-brokered wholesale certificates of deposit	89,340	34.3%	2.11%	46,219	24.0%	4.47%	28,409	14.7%	5.10%

Total time deposits	$260,826	100.0%	2.80%	$192,770	100.0%	4.74%	$193,225	100.0%	5.08%

The following schedule shows the maturity of the time deposits as of December 31, 2008:

	Amount	Deposit Mix	Weighted Average Rate	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$30,380	22.9%	2.70%	$55,784	43.4%	1.63%
Over 3 through 6 months	18,499	13.9%	2.84%	34,975	27.3%	1.76%
Over 6 through 12 months	23,829	18.0%	3.21%	18,662	14.6%	2.87%
Over 12 months through 2 years	29,365	22.1%	3.80%	9,962	7.8%	3.86%
Over 2 through 3 years	20,261	15.3%	4.08%	7,336	5.7%	4.14%
Over 3 through 4 years	9,645	7.3%	4.30%	463	0.4%	4.25%
Over 4 through 5 years	664	0.5%	4.04%	1,001	0.8%	4.21%

Total	$132,643	100.0%	3.39%	$128,183	100.0%	2.19%

Contractual Obligations

The Company has entered into non-cancelable contracts for leased premises and other agreements. The Company has no capital leases. The following table summarizes the significant contractual obligations and commitments as of December 31, 2008.

Contractual Obligations at December 31,	1 year	2-3 years	4-5 years	> 5 years	Total

Operating leases	$848,000	$2,008,000	$1,691,000	$1,714,000	$6,261,000
Borrowings	50,000,000	104,085,000	29,000,000	6,000,000	189,085,000
Debt	—	—	—	19,403,000	19,403,000

	$50,848,000	$106,093,000	$30,691,000	$27,117,000	$214,749,000

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

The Company has secured advances from the Federal Home Loan Bank at December 31, 2008 and December 31, 2007 amounting to $183.1 million and $146.5 million, respectively, a 25.0% increase. The increase in FHLB borrowings was primarily due to funding the rate of growth of the loan portfolio while matching the duration of the loan portfolio to minimize interest rate risk. As of December 31, 2008, unused borrowing capacity at the FHLB was $94.7 million under a formula based on eligible collateral. Assets pledged as collateral to the FHLB consisted of $256.1 million of the loan portfolio and $22.1 million of the investment securities portfolio as of December 31, 2008. As of December 31, 2007, the unused borrowing capacity at the FHLB was $107.0 million and assets pledged as collateral to the FHLB consisted of $228.2 million of the loan portfolio and $25.3 million of the investment securities portfolio as of December 31, 2007. The advances have been outstanding at varying levels as of December 31, 2008. Total interest expense on FHLB borrowings as of December 31, 2008 and 2007 was $7,019,000 and $4,561,000, respectively.

Over time the Company expects that funds provided by retail deposits obtained through the increasing branch network and Business Banking group will be utilized to decrease FHLB borrowings during periods when the growth in deposits exceeds the growth in loans.

Included in the FHLB borrowings of $183.1 million, as of December 31, 2008, the Company has borrowings outstanding of $130.1 million with FHLB for Advances for Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low–and-moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that the interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed for the 2008 year is 5% of total assets as of previous year end.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At December 31, 2008		At December 31, 2007

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$8,000	3.76%	$22,423	3.69%
Over 3 through 6 months	12,000	4.42%	4,000	3.65%
Over 6 through 12 months	30,000	4.36%	8,000	4.03%
Over 12 months through 2 years	60,090	4.31%	42,000	4.55%
Over 2 through 3 years	43,995	4.00%	48,090	4.52%
Over 3 through 4 years	16,000	3.74%	19,995	4.69%
Over 4 through 5 years	13,000	3.74%	2,000	4.64%

Total	$183,085	4.14%	$146,508	4.38%

	At or For the Year Ended December 31,

	2008	2007	2006

	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$167,854	$103,088	$101,051
Maximum amount outstanding at any month-end during the period	183,085	146,508	126,088
Balance outstanding at end of period	183,085	146,508	86,251
Average interest rate during the period	4.19%	4.43%	3.60%
Average interest rate at end of period	4.14%	4.38%	3.95%

During 2002, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matured on June 30, 2032 but was callable after September 30, 2007. The interest rate on the debenture was paid quarterly at the three-month LIBOR plus 3.65%. The debenture was subordinated to the claims of depositors and other creditors of the Bank. In October 2007, the Company paid off the $10 million debenture.

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of December 31, 2008, the interest rate was 3.93%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of December 30, 2008, the interest rate was 3.62%. The debenture is subordinated to the claims of depositors and other creditors of the Bank. The proceeds from this debenture were used to pay off the debenture issued in 2002.

Total interest expense attributable to the junior subordinated debentures as of December 31, 2008 and 2007 was $636,000 and $1,123,000 respectively.

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

The Company used the net proceeds from this transaction to fund the growth of the Bank and to increase the Bank’s capital position. Total interest expense attributable to the long term debt as of December 31, 2008 was $213,000.

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

The Bank’s capital adequacy ratios as of December 31, 2008 and 2007 are presented in the following table.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2008:

Total capital to risk-weighted assets	$62,968	10.5%	$48,159	8.0%	$60,199	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	27,471	4.0%	34,339	5.0%

As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans. The major source of the funds required is generally provided by payments and maturities of loans, sale of loans, liquidation of assets, deposit inflows, investment security maturities and paydowns, Federal funds lines, FHLB advances, other borrowings and the acquisition of additional deposit liabilities. One method that banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates, however it’s managements intention to reduce FHLB advances and brokered deposits as a percentage of total funding over the next two years. The Bank’s primary use of funds are for origination of loans, the purchase of investment securities, maturing CD’s, demand and saving deposit withdrawals, repayment of borrowings and dividends to common shareholders.

To meet liquidity needs, the Company maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of December 31, 2008, liquid assets were comprised of $838 in Federal funds sold, $558,000 in interest-bearing deposits in other financial institutions, $15,919,000 in cash and due from banks, and $56,416,000 in available-for-sale securities. Those liquid assets equaled 10.4% of total assets at December 31, 2008. As of December 31, 2007, liquid assets were comprised of $567,000 in Federal funds sold, $627,000 in interest-bearing deposits in other financial institutions, $4,458,000 in cash and due from banks, and $40,661,000 in available-for-sale securities. The liquid assets equaled 8.3% of total assets at December 31, 2007.

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

As of December 31, 2008, the Bank has additional borrowing capacity including unsecured lines of credit totaling $20.0 million with two correspondent banks and a $5.0 million line of credit with the Federal Reserve Bank of San Francisco to borrow through the Discount Window, which were not drawn upon at December 31, 2008. The Bank is also a member of the FHLB San Francisco and has a line of credit through pledged loans and securities for advances of $278.1 million, of which $94.7 million was available at December 31, 2008.

Management anticipates that cash and cash equivalents on hand, deposits and borrowing capacity will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future, however, it’s managements intention to reduce FHLB advances and brokered deposits as a percentage of total funding over the next two years.

For non-banking functions, the Company is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. The Company expects cash dividends paid by the Bank to the Company to be sufficient to meet payment schedules. As of December 31, 2008 and December 31, 2007, there were $831,000 and $561,000 in dividends paid by the Company to the shareholders, respectively.

Net cash provided by operating activities totaled $6.0 million as of December 31, 2008, compared to $4.9 million for the same period in 2007. The change was primarily the result of an increase in net income, provision for loan losses and loans originated for sale partially offset by proceeds from loan sales, net change in accrued interest receivable and other assets and loans transferred to available-for-sale.

Net cash used in investing activities totaled $136.0 million as of December 31, 2008, compared to $61.0 million used by investing activities for the same period in 2007. The change was primarily the result of an increase in loans originated and purchase of investment securities available-for-sale partially offset by proceeds from sales of investment securities available-for-sale, maturity of investment securities available-for-sale and a decrease in the purchase of bank owned life insurance.

Funds provided by financing activities totaled $140.9 million as of December 31, 2008, compared to funds provided by financing activities of $48.9 million for the same period in 2007. The increase in net cash provided by financing activities was primarily the result of an increase in deposits, FHLB advances and issuance of long term debt.

The Company anticipates maintaining its cash levels in 2009 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during 2009, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposit, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposits, have been less stable during the recent period of increased rate competition from banks affected by the subprime and mortgage lending crisis. The growth of deposit balances is subject to heightened competition and the success of the Company’s sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The Company has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and the majority of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Company has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowings, brokered certificates of deposit, and non-brokered wholesale certificates of deposit. It’s managements strategy to minimize the use of FHLB advances, brokered deposits and non-brokered deposits beyond the need for interest rate risk management.

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

The following table shows the Bank’s cumulative gap analysis as of December 31, 2008:

	At December 31, 2008
	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)

Interest Earning Assets
Securities	$2,541	$24,873	$17,670	$22,105	$67,189
Federal Funds	1	—	—	—	1
Interest-bearing deposits in other financial
institutions	—	388	170	—	558
Loans	92,494	113,522	264,691	121,836	592,543
FHLB and PCBB Stock	8,702	—	—	—	8,702

Total	$103,738	$138,783	$282,531	$143,941	$668,993

Interest-Bearing Liabilities
Interest-bearing checking	9,736	—	—	—	9,736
Money market and savings	156,479	—	—	—	156,479
Time deposits	86,164	95,965	78,697	—	260,826
FHLB advances	8,000	42,000	133,085	—	183,085
Long term debt	—	—	—	6,000	6,000
Junior Subordinated Debentures	—	—	—	13,403	13,403

Total	$260,379	$137,965	$211,782	$19,403	$629,529

Interest rate sensitivity gap	$(156,641)	$818	$70,749	$124,538	$39,464

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-23.4%	-23.3%	-12.7%	5.9%	5.9%

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

Management also evaluates the use of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits, management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. The current one year gap ratio is -23.3%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

The table below summarizes the effect on NII and Capital due to changing interest rates as measured against the flat rate scenario.

	Estimated Net Interest Income Sensitivity		Estimated Change in Economic Value of Equity
Simulated Rate Changes	2008	2007	2008	2007

+ 300 basis points	-7.26%	-21.23%	-32.02%	-21.07%
+ 200 basis points	-4.83%	-9.97%	-20.40%	-12.54%
+ 100 basis points	-2.48%	-5.67%	-10.90%	-6.54%
Unchanged	—	—	—	—
- 100 basis points	1.04%	6.13%	13.87%	9.95%
- 200 basis points	-2.91%	11.49%	28.78%	24.18%
- 300 basis points	-8.17%	21.22%	46.88%	37.97%

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

Return on equity and assets

The following table sets forth key ratios for the periods ended December 31, 2008, 2007, and 2006.

	As of December 31,

	2008	2007	2006

Net income as a percentage of average assets	0.76%	0.81%	0.81%
Net income as a percentage of average equity	13.74%	12.89%	13.81%
Average equity as a percentage of average assets	5.52%	6.28%	5.85%
Dividends declared per share as a percentage of net income per share	4.76%	4.67%	3.77%

In 2008, the Company grew its earning asset base, produced additional other income and increased the dividends declared to $0.06 per share in November 2008 from $0.05 per share in January 2008 and $0.055 per share in May and August 2008. Dividends declared were $0.045 per share in May and August 2007, respectively, and increased to $0.05 per share in November 2007.

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

Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Bank tends to benefit in the short-term from a decreasing interest rate market and suffer in an increasing interest rate market. The management of Federal Funds rate by the Federal Reserve has an impact on the Company’s earnings such that changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

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

At December 31, 2008 and December 31, 2007, the amounts of the Company’s undisbursed loan and line of credit funds were $23.2 million and $27.7 million, respectively, and there were no obligations under standby and commercial letters of credit in either period. Refer to the Consolidated Financial Statements for more qualitative and quantitative disclosures about financial instruments with off-balance sheet risk.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Contents

Management’s Report on Internal Control Over Financial Reporting

Management of Tamalpais Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Tamalpais Bancorp
San Rafael, California

We have audited the accompanying consolidated balance sheets of Tamalpais Bancorp and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tamalpais Bancorp and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 27, 2009

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

Assets
Cash and cash equivalents:
Cash and due from banks	$15,918,826	$4,457,959
Federal funds sold	838	566,541

Total Cash and Cash Equivalents	15,919,664	5,024,500
Interest-bearing time deposits in other financial institutions	558,034	627,387
Investment securities:
Available-for-sale	56,415,727	40,660,856
Held-to-maturity, at cost	10,773,579	14,514,528
Federal Home Loan Bank restricted stock, at cost	8,652,000	6,885,900
Pacific Coast Banker’s Bank stock, at cost	50,000	50,000
Loans receivable	592,543,181	469,613,486
Less: Allowance for loan losses	(8,093,499)	(4,914,553)

	584,449,682	464,698,933
Bank premises and equipment, net	3,935,230	4,653,871
Accrued interest receivable	3,861,854	3,221,249
Cash surrender value of bank-owned life insurance	10,828,936	10,387,374
Other assets	7,945,510	6,090,187

Total Assets	$703,390,216	$556,814,785

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$33,259,929	$23,254,723
Interest-bearing checking deposits	9,735,689	6,874,465
Money market and saving deposits	156,479,340	138,275,392
Certificates of deposit greater than or equal to $100,000	132,643,456	110,587,625
Certificates of deposit less than $100,000	128,182,646	82,182,492

Total Deposits	460,301,060	361,174,697
Federal Home Loan Bank Advances	183,085,000	146,507,500
Long term debt	6,000,000	—
Junior Subordinated Borrowings	13,403,000	13,403,000
Accrued interest payable and other liabilities	3,227,823	2,797,051

Total Liabilities	666,016,883	523,882,248

Commitments and Contingencies (Note 14)	—	—

Stockholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 3,823,634 and 3,818,284 shares issued and outstanding at December 31, 2008 and 2007, respectively	12,027,473	11,977,473
Additonal Paid-In-Capital	949,488	663,213
Retained earnings	24,082,473	20,084,667
Accumulated other comprehensive income	313,899	207,184

Total Stockholders’ Equity	37,373,333	32,932,537

Total Liabilities and Stockholders’ Equity	$703,390,216	$556,814,785

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Interest Income
Interest and fees on loans	$40,052,345	$36,096,493	$33,228,862
Interest on investment securities	2,680,668	2,450,353	1,902,396
Interest on Federal funds sold	110,668	161,022	314,126
Interest on other investments	298,165	293,064	324,485
Interest on deposits in other financial institutions	30,647	40,081	44,342

Total Interest Income	43,172,493	39,041,013	35,814,211

Interest Expense
Interest expense on deposits	11,987,917	15,797,174	13,507,085
Interest expense on borrowed funds	7,027,569	4,561,481	3,636,467
Interest expense on long term debt	212,803	—	—
Interest expense on Junior Subordinated Debentures	635,787	1,123,231	1,040,962

Total Interest Expense	19,864,076	21,481,886	18,184,514

Net Interest Income Before Provision For Loan Losses	23,308,417	17,559,127	17,629,697

Provision for Loan Losses	3,190,957	243,956	439,472

Net Interest Income After Provision for Loan Losses	20,117,460	17,315,171	17,190,225

Noninterest Income
Gain on sale of loans, net	182,489	584,748	791,966
Loss on sale of securities, net	(5,780)	—	(1,820)
Loan servicing	182,093	179,422	161,142
Registered Investment Advisory Services fee income	599,537	601,429	507,192
Other income	1,228,544	1,180,409	717,977

Total Noninterest Income	2,186,883	2,546,008	2,176,457

Noninterest Expenses
Salaries and benefits	8,489,707	7,335,918	7,934,800
Occupancy	1,481,267	1,468,659	1,409,557
Advertising	307,868	369,291	367,768
Professional	674,067	738,090	337,172
Data processing	610,092	469,495	364,223
Equipment and depreciation	838,561	900,072	850,820
Other administrative	2,688,146	2,083,693	1,771,318

Total Noninterest Expense	15,089,708	13,365,218	13,035,658

Income Before Income Taxes	7,214,635	6,495,961	6,331,024
Provision for Income Taxes	2,385,901	2,286,847	2,402,575

Net Income	$4,828,734	$4,209,114	$3,928,449

Earnings Per Share
Basic	$1.26	$1.07	$0.99

Diluted	$1.26	$1.07	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock		Additional Paid in	Comprehensive	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity

Balance, January 1, 2006	3,679,663	$10,207,688	$—	$—	$16,899,835	$(262,445)	$26,845,078

Stock options exercised	22,068	177,128	—	—	—	—	177,128
Cash Dividends	—	—	—	—	(591,713)	—	(591,713)
Share-based compensatione expense	—	—	381,993	—	—	—	381,993
Comprehensive income
Net Income for the period	—	—	—	$3,928,449	3,928,449	—	3,928,449
Unrealized security holding gains (net of $92,556 tax benefit)	—	—	—	138,833	—	138,833	138,833
Stock issued on 7% stock dividend declared on January 26, 2007	259,121
Less reclassification adjustment for realized holding losses (net of tax benefit of $728)	—	—	—	1,092	—	1,092	1,092

Total Comprehensive Income				$4,068,374

Balance, December 31, 2006	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	53,966	248,138	—	—	—	—	248,138
Redemption and retirement of stock	(196,216)	(2,455,627)	—	—	—	—	(2,455,627)
Cash Dividends			—	—	(559,710)	—	(559,710)
Cash paid in lieu of fractional shares of stock dividend	(318)		—	—	(1,162)	—	(1,162)
7% stock dividend declared on January 26, 2007		3,800,146			(3,800,146)	—
Share-based compensation expense	—	—	264,531	—	—	—	264,531
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
Comprehensive income
Net Income for the period	—	—	—	$4,209,114	4,209,114	—	4,209,114
Unrealized security holding gains (net of $219,803 tax expense)	—	—	—	329,704	—	329,704	329,704

Total Comprehensive Income				$4,538,818

Balance, December 31, 2007	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	5,350	50,000	—	—	—	—	50,000
Cash Dividends			—	—	(830,928)	—	(830,928)
Share-based compensation expense compensation	—	—	286,275	—	—	—	286,275
Comprehensive income
Net Income for the period	—	—	—	$4,828,734	4,828,734	—	4,828,734
Unrealized gain/(loss) on cash flow hedge (net of $176,506 tax benefit)				$(264,759)
Unrealized security holding gains (net of $222,831 tax expense)	—	—	—	371,474	—	371,474	371,474

Total Comprehensive Income				$4,935,449

Balance, December 31, 2008	3,823,634	$12,027,473	$949,488		$24,082,473	$578,658	$37,638,092

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Cash Flows From Operating Activities
Net Income	$4,828,734	$4,209,114	$3,928,449
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	848,592	908,862	825,128
Provision for loan losses	3,190,957	243,956	439,472
Change in Deferred income taxes	(428,408)	(223,000)	173,000
Change in deferred costs, net of amortization	125,974	413,072	995,356
Change in loan servicing asset, net of amortization	57,894	(23,607)	(94,845)
Net amortization of investment securities	65,077	79,215	215,688
Share Based Compensation	286,275	264,531	381,993
FHLB stock dividends	(386,500)	(281,400)	(313,000)
Gain on Sale of Loans	(166,293)	(584,748)	(791,966)
Loans Originated for Sale	(300,000)	(11,383,875)	(9,883,375)
Proceeds from Loan Sales	7,345,593	11,994,373	10,675,341
Net Loss on sale of investment securities	5,780	—	1,820
Loss on other-than-temporary investment	62,045	—	—
Net change in bank owned life insurance	(441,562)	(387,374)	—
Net change in accrued interest receivable and other assets	(2,682,518)	(438,819)	(2,077,510)
Excess tax benefits from share-based compensation	—	(16,689)	—
Net change in accrued interest payable and other liabilities	430,772	81,489	(297,264)

Net Cash Provided By Operating Activities	12,842,412	4,855,100	4,178,287

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(129,908,065)	(43,975,298)	(40,345,292)
Principal reduction in securities available-for-sale	7,947,509	5,719,268	4,925,455
Principal reduction in securities held-to-maturity	3,689,012	7,231,771	6,868,625
Purchase of investment securities available-for-sale	(29,417,111)	(19,316,939)	(18,191,843)
Net change in interest earning deposits	69,353	359,918	(44,341)
Purchase of Federal Home Loan Bank stock	(1,379,600)	(2,246,500)	(117,500)
Redemption of Federal Home Loan Bank stock	—	1,533,900	736,200
Proceeds from sales of investment securities available-for-sale	4,258,911	—	2,036,120
Maturity of investment securities available-for-sale	1,999,759	—	—
Purchase of bank owned life insurance	—	(10,000,000)	—
Purchase of property and equipment	(129,951)	(287,818)	(1,393,945)

Net Cash Used By Investing Activities	(142,870,183)	(60,981,698)	(45,526,521)

Cash Flows From Financing Activities
Net change in deposits	99,126,363	(8,629,987)	56,405,265
Net change in FHLB advances	36,577,500	60,256,723	(21,561,275)
Issuance of junior subordinated debentures	—	10,310,000	3,093,000
Redemption of junior subordinated debentures	—	(10,310,000)	—
Issuance of long term debt	6,000,000	—	—
Cash Dividends paid	(830,928)	(559,710)	(591,713)
Cash paid in lieu of fractional shares of stock dividend	—	(1,162)	—
Excess tax benefits from share-based compensation	—	16,689	—
Stock repurchases	—	(2,455,627)	—
Stock option exercise proceeds	50,000	248,138	177,128

Net Cash Provided By Financing Activities	140,922,935	48,875,064	37,522,405

Net Increase/(Decrease) in Cash and Cash Equivalents	$10,895,164	$(7,251,534)	$(3,825,829)
Cash and Cash Equivalents, Beginning of Year	5,024,500	12,276,034	16,101,863

Cash and Cash Equivalents, End of Year	$15,919,664	$5,024,500	$12,276,034

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$19,813,303	$16,320,856	$18,145,932

Income taxes paid	$3,342,389	$2,200,000	$3,247,700

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$106,715	$329,704	$139,925

Loans transferred to other real estate owned	$417,207	$—	$—

Transfer of loans held for investment to held for sale	$6,840,592	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

Tamalpais Bancorp, formerly known as Epic Bancorp, (the “Company”) was incorporated on December 20, 1988 and is headquartered in San Rafael, California and has two wholly owned subsidiaries, Tamalpais Bank (the “Bank”) and Tamalpais Wealth Advisors (“TWA”). The Bank conducts business as an industrial bank under the California State Banking Law and operates seven branches in Marin County, California. The Bank provides a variety of financial services to small-to-medium sized businesses and individuals and offers a full range of commercial banking services. TWA offers investment advisory services and financial planning to the general community and to clients of the Bank.

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

Investment in Nonconsolidated Subsidiary

The Company accounts for its investments in its wholly owned special purpose entities, San Rafael Capital Trust I (paid off in 2007), II and III, using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s statement of income.

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

The Bank is required at times to maintain a reserve balance with the Federal Reserve Bank. At December 31, 2008 and 2007, the Bank met reserve balance requirements with vault cash and was not required to maintain reserve balances with the Federal Reserve Bank.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Investment Securities

Investments in debt and equity securities are classified as either held-to-maturity, trading, or available-for-sale. Investments classified as held-to-maturity are those that the Company has the ability and intent to hold until maturity and are reported at their remaining unpaid principal balance, net of unamortized premiums or nonaccreted discounts. Investments that are bought and held principally for the purposes of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Investments that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available-for-sale. These investments are carried at fair market value which is determined using published quotes as of the close of business. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quote prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads. Unrealized gains and losses are excluded from earnings and reported net of related tax and recorded as other comprehensive income and included in shareholders’ equity until realized.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value.

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums and discounts on purchases loans. The Bank’s decision to hold these loans for investment is based on the Bank’s intent and ability to hold the portfolio for the foreseeable future or until maturity or payoff.

The Bank’s loans are reported at the principal amount outstanding net of deferred fees and the allowance for loan losses. Interest income is accrued daily on the outstanding loan balances using the simple interest method. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection or if the Bank determines that there is little to no chance of being paid current by the borrower. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. When loans are placed on nonaccrual status, any accrued but uncollected interest is reversed from current period interest income, and additional income is recorded only as payments are received. Loans are generally charged off at such time as the loan is classified as a loss. Loan origination fees, net of direct underwriting costs, are deferred and amortized to income by use of a method that approximates a level yield over the contractual lives of the related loans. If a loan is paid off prior to maturity, then the remaining unamortized deferred fee is immediately recognized to interest income.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known losses as well as unidentified losses in the loan portfolio. The allowance is based upon management’s assessment of various factors affecting the collectability of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and review of the portfolio of loans and commitments.

The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

Other Real Estate Owned

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for declines in value after acquisition. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from further declines in fair value are recorded in other income or expense as incurred. There was $417,000 in other real estate at December 31, 2008 and none at December 31, 2007. The Bank entered into a contract with this property on February 27, 2009 to be sold with an anticipated closing date of March 31, 2009 with full collection of net book value.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Investment in Affordable Housing

The Company is a limited partner in a limited partnership that invests in low-income housing projects that qualify for Federal and/or State income tax credits. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting.

Loan Sales and Servicing

Servicing rights are recognized separately when they are acquired through sale of loans. For sales of Small Business Administration (“SBA”) loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, on January 1, 2007, for sales of SBA loans beginning in 2007. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimate future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. For purposes of measuring impairment, the Company has identified each servicing asset with the underlying loan being serviced. A valuation allowance is recorded when the fair value is below the carrying amount of the asset. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and changes in the discount rates.

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

Advertising Costs

Advertising costs are expensed as incurred.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

Off-Balance Sheet Financial Instruments

Our interest rate swap contracts are designated and qualified as fair value hedges. In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

Derivative Financial Instruments and Hedging Activities

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, all derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Bank has entered into a cash flow hedge in 2008.

In a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged. Changes in fair value of derivatives including accrued net settlements that do not qualify for hedge accounting are reported in noninterest income.

When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the effects of this Statement on its consolidated financial statements.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

On January 1, 2008, the Company also adopted the provisions of FAS 157, Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. FAS 157-2. FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP FAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Other real estate owned is an example of a nonfinancial asset that the Company will be required to measure at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements in 2008. Adoption of statements have not been issued; and, therefore was effective for the Company’s financial statements in 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

NOTE 2: Investment Securities

At December 31, 2008 and 2007, the investment securities portfolio was comprised of securities classified as available-for-sale and held–to-maturity, in accordance with SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment securities as of December 31, 2008, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage backed securities	$14,944,115	$369,234	$(114,624)	$15,198,725
U.S. Agency Securities	5,167,184	124,861	—	5,292,045
Municipal Securities	5,225,086	68,801	(38,362)	5,255,525
Collateralized Mortgage Obligation	30,176,960	495,877	(3,405)	30,669,432

Total Available-for-sale	$55,513,345	$1,058,773	$(156,391)	$56,415,727

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment securities as of December 31, 2008, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage backed securities	$10,773,579	$15,041	$(290,127)	$10,498,493

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The amortized cost and fair values of investment securities available–for-sale and held-to-maturity at December 31, 2008, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2008 and 2007, the Company did not hold any high-risk collateralized mortgage obligations that entail higher risks than standard mortgage-based securities.

		Securities

	Maturity	Amortized Cost	Fair Value

Available-for-Sale
	1 year or less	$3,207,902	$3,218,584
	1 to 5 years	19,099,289	19,309,447
	5 to 10 years	13,919,102	14,226,324
	Over 10 years	19,287,052	19,661,372

		$55,513,345	$56,415,727

Held-to-maturity, at cost	1 year or less	$1,688,785	$1,688,019
	1 to 5 years	4,526,972	4,344,739
	5 to 10 years	—	—
	Over 10 years	4,557,822	4,465,735

		$10,773,579	$10,498,493

The Company held twenty seven and sixteen investment securities that were in an unrealized loss position and are summarized and classified according to the duration of the loss period for 2008 and 2007, respectively, as outlined below.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

	December 31, 2008

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-Sale
Mortgage backed securities	$3,001,416	$(37,288)	$3,267,709	$(77,336)
Municipal Securities	1,533,053	(38,362)	—	—
Collateralized Mortgage Obligation	5,094,246	(3,405)	—	—

Total Available-for-Sale	$9,628,715	$(79,055)	$3,267,709	$(77,336)

	December 31, 2008

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$4,248,194	$(80,112)	$5,688,638	$(210,015)

	December 31, 2007

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-Sale
Mortgage backed securities	—	—	7,566,919	(132,168)
Municipal Securities	1,036,240	(17,223)	—	—

	$1,036,240	$(17,223)	$7,566,919	$(132,168)

	December 31, 2007

	< 12 continuous months		> 12 continuous months

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$81,241	$(108)	$12,251,385	$(196,587)

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. Management has determined that no investment security is impaired due to credit quality and no investment security is other-than-temporally impaired. This temporary impairment is attributable to general changes in short-term and intermediate interest rates as measured by the U.S. Treasury yield curve. The ratings of the issuers were reviewed and no issuers were identified related to the ultimate repayment of principal as a result of credit concerns on these securities.

Proceeds from sales of investment securities available-for-sale during 2008, 2007 and 2006 were $4,258,911, $0 and $2,036,120, respectively. In 2008, 2007 and 2006, gross gains on those sales were $11,840, $0 and $0, respectively, and gross losses on those sales were $17,620, $0 and $1,820, respectively. Proceeds from principal reductions of mortgage-backed securities in 2008, 2007 and 2006 were $7,947,509, $12,951,039, and $11,794,080, respectively. Proceeds from principal reductions of held-to-maturity securities in 2008, 2007, 2006 were $3,689,012, $0 and $0, respectively. Included in stockholders’ equity at December 31, 2008 and 2007 were $106,715 and $207,184 of net unrealized gains (net of $222,831 and $219,803 estimated tax expense for 2008 and 2007, respectively).

NOTE 3: Loans and Allowance for Loan Losses

The majority of the Bank’s loan activity is with customers located in California, primarily in the Northern California region. Although the Bank has a diversified loan portfolio, primarily all mortgage loans are collateralized by real estate located in Northern California. Approximately 90.7% of the loans are secured by real estate.

Outstanding loans at December 31, consisted of the following:

	2008	2007

One-to-four family residential	$33,695,013	$22,098,395
Multifamily residential	171,135,977	123,077,151
Commercial real estate	322,860,535	246,256,927
Land	10,905,347	9,369,137
Construction real estate	31,076,822	28,987,172
Consumer loans	2,111,004	2,045,327
Commercial, non real estate	18,913,301	36,250,405

	590,697,999	468,084,514
Net deferred loan costs	1,845,182	1,528,972

	$592,543,181	$469,613,486

At December 31, 2008 and 2007, the Bank had three loans with fixed rates of interest. There were no loans held for sale at December 31, 2008 and 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Net unamortized premiums on purchased loans amounted to $254,741 and $305,961 for 2008 and 2007, respectively.

The Bank also originates SBA loans. Depending on its current asset/liability strategy, the Bank may sell the guaranteed portion of the SBA loans to governmental agencies and institutional investors. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. At December 31, 2008 and 2007 the unpaid balance of SBA loans not sold totaled $75,142,440 and $52,624,535, respectively, and are included in commercial real estate loans.

Nonaccruing loans totaled $16,758,314, $466,080 and $0 at December 31, 2008, 2007 and 2006 respectively. As of December 31, 2008, $16,758,314 loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $496,900, $10,188 and $0 for the years ended 2008, 2007 and 2006, respectively. No additional funds are committed to be advanced in connection with impaired loans.

The following is a summary of information pertaining to impaired loans:

	2008	2007	2006

Impaired loans with a valuation allowance	$—	$—	$—
Impaired loans without a valuation allowance	16,758,314	466,080	—

Total impaired loans	$16,758,314	$466,080	$—

Valuation allowance related to impaired loans	$—	$—	$—

Average recorded investment in impaired loans	$3,210,296	$729,355	$—

Cash receipts applied to reduce principal balance	$492,298	$—	$—

Interest income recognized for cash payments	$97,369	$—	$—

At December 31, 2008 and 2007, the Bank had no loans past due 90 days or more in principal or interest and still accruing interest. The Bank had no loans classified as troubled debt restructuring for December 31, 2008 and 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

A summary of activity in the allowance for loan losses is as follows:

	2008	2007	2006

Balance, Beginning of Year	$4,914,553	$4,671,596	$4,232,124
Provision for loan losses	3,190,957	243,956	439,472
Charge Offs	(37,268)	(999)
Recoveries	25,257	—	—

Balance, End of Year	$8,093,499	$4,914,553	$4,671,596

NOTE 4: Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $27,206,436 and $31,282,950 at December 31, 2008 and 2007, respectively. Included in these amounts are SBA loans sold to governmental agencies and institutional investors. At December 31, 2008 and 2007, the unpaid principal balance of SBA loans serviced for others totaled $19,205,760 and $22,784,269, respectively.

Activity for SBA servicing rights, included with other assets on the balance sheet, that are measured at amortized cost and related valuation allowance, fair value and key assumptions used to estimate the fair value are as follows:

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The following summarizes servicing assets capitalized and amortized:

	For the year ended December 31,

	2008	2007	2006

Carrying Amount at Beginning of Year	$273,638	$250,031	$155,186
Additions from SBA Loan Sales	4,457	84,234	116,665
Amortization	(62,351)	(60,627)	(21,820)

	215,744	273,638	250,031

Less Valuation Allowance	—	—	—
Carrying Amount at End of Year	$215,744	$273,638	$250,031

Fair Value, Beginning of Year	367,789	392,344	228,434
Fair Value, End of Year	250,664	367,789	392,344

Discount Rates	6.25% to 8.25%	8.00% to 8.75%	8.50% to 9.25%
Prepayment Speeds	15.00% to 20.00%	15.00% to 20.00%	15.00% to 20.00%

NOTE 5: Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Furniture and equipment	$2,656,250	$2,615,503
Leasehold improvements	5,466,739	5,392,318

	8,122,989	8,007,821
Less accumulated depreciation and amortization	4,198,779	3,357,057
Construction-in-progress	11,020	3,107

Total	$3,935,230	$4,653,871

Depreciation and amortization expense included in noninterest expense amounted to $848,592, $908,862 and $825,128 in 2008, 2007 and 2006, respectively.

NOTE 6: Investment in Affordable Housing

In 2006, the Company agreed to invest $2,000,000 in a limited liability partnership operating qualified affordable housing project to receive tax benefits. In 2007, the Company agreed to invest $2,000,000 for another limited liability partnership operating qualified affordable housing project to receive tax benefits. These low-income housing credit (“LIHC”) investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. Based upon the Company’s contribution as stated above, the Company will receive 6.13% interest in these investments.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

For 2008 and 2007, the Company funded $1,095,800 and $2,217,379, respectively, and the amortization expense was $446,205 and $125,982, respectively. The total funding since inception is $3,874,277. The Company has a commitment to fund as of December 31, 2008 and 2007 an additional $125,723 and $1,221,533, respectively, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

The partnership must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

NOTE 7: Deposits

Following is a summary of deposits at December 31, 2008 and 2007:

	2008			2007

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

Noninterest-bearing deposits	$33,259,929	7.2%	0.00%	$23,254,723	6.4%	0.00%
Interest-bearing checking deposits	9,735,689	2.1%	0.09%	6,874,465	1.9%	0.18%
Money Market and savings deposits	156,479,340	34.1%	1.79%	138,275,392	38.3%	3.55%
Certificates of deposit over $100,000	132,643,456	28.8%	2.19%	110,587,625	30.6%	4.72%
Certificates of deposit < $100,000	128,182,646	27.8%	3.39%	82,182,492	22.8%	4.77%

Total deposits	$460,301,060	100.0%	2.19%	$361,174,697	100.0%	3.89%

Interest expense on time certificates of deposits greater than $100,000 was $4,744,376, $4,673,578 and $4,711,278 for 2008, 2007 and 2006, respectively.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

At December 31, 2008, the scheduled maturities of total time deposits are as follows:

Year Ending December 31,	Total

2009	$182,129,346
2010	39,327,196
2011	27,596,749
2012	10,108,239
2013	1,664,572

$260,826,102

Brokered deposits, totaled $84,784,013 and $32,082,206 at December 31, 2008 and 2007, respectively, and are included as a component of certificates of deposit.

NOTE 8: Borrowings

Total Federal Home Loan Bank (“FHLB”) borrowings were $183,085,000 and $146,507,500 at December 31, 2008 and 2007. The following table summarizes the borrowings:

Year Ending December 31,	Weighted Average Rate	Balance

2009	4.18%	$50,000,000
2010	4.31%	60,090,000
2011	4.00%	43,995,000
2012	3.74%	16,000,000
2013	3.74%	13,000,000

	3.99%	$183,085,000

The maximum amount outstanding at any month end for FHLB borrowings was $183,085,000 and $146,507,500, during 2008 and 2007, respectively.

The Company maintains collateralized lines of credit with the FHLB. The Company pledges both loans and investment securities to FHLB as needed to secure borrowings. Loans with a borrowing capacity of $256,057,843 have been pledged to secure advances of $183,085,000 and investment securities with a borrowing capacity of $22,082,145 have been pledged to secure advances of $0. Advances have a fixed rate of interest and bear interest at a weighted-average rate of 4.14% percent and range in maturity from within thirteen days to five years. At December 31, 2008 and 2007, the Bank had unused capacity with the FHLB of $94,699,711 and $106,959,921, respectively. The Company also has available unused unsecured lines of credit totaling $20.0 million for Federal Funds transactions at December 31, 2008 and 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debentures. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust II, a wholly owned non-consolidated subsidiary of the Company. The securities mature on September 1, 2036. The junior subordinated debentures issued by the Trust is redeemable in whole or in part on or after September 1, 2011, or at any time in whole, but not in part, upon the occurrence of certain events. The interest rate on the debentures is paid quarterly at the three-month LIBOR plus 175 bps. The debenture is subordinated to the claims of depositors and other creditors of the Bank. As of December 31, 2008, the interest rate on the junior subordinated debenture was 3.93%.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debentures. The debentures were issued in concurrence with the Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) of the San Rafael Capital Trust III, a wholly owned non-consolidated subsidiary of the Company. The proceeds for this security was used to pay off the debentures issued in 2002. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. The debenture is subordinated to the claims of deposits and other creditors of the Bank. As of December 30, 2008, the interest rate was 3.62%.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The Company used the net proceeds from this transaction to fund the growth of the Bank and to increase the Bank’s capital position. Total interest expense attributable to the long term debt as of December 31, 2008 was $213,000.

NOTE 9: Benefit Plans

Salary Continuation Plan

The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue the employee’s current capacity. The Plan is intended to be an unfunded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 each per year for a period of 15 years. The first payout commenced on January 1, 2005 and continues until January 1, 2015 and the second payout commences on January 1, 2015, or upon retirement if later until January 1, 2030. The Bank has determined the net present value of both obligations to be $1,210,291 and $1,177,910 for 2008 and 2007, respectively, assuming a discount rate of seven percent, and has a recorded current year expense of $75,900 for 2008, 2007 and 2006, respectively.

401(k) Savings Plan

The Company has a 401(k) tax deferred savings plan which commenced on January 1996 and is available to all employees. Under the plan, all eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Company matches the employee deferrals at a rate set by the Board of Directors. Matching contributions vest immediately after 90 days of employment with the Company. The Company contributed $181,151, $182,465, and $193,695 to the plan in 2008, 2007 and 2006, respectively and are included in “salaries and benefits”.

NOTE 10: Bank Owned Life Insurance

In April 2007, the Bank has purchased life insurance policies on the lives of certain officers of the Bank ($10,828,936 cash surrender value at December 31, 2008) to finance employee benefit programs. The investment in the Bank owned life insurance (“BOLI”) policies are reported in “other assets” at the cash surrender value of the policies. The cash surrender value includes both the Bank’s original premiums invested in the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $441,562 and $387,374 was recognized on the life insurance policies during 2008 and 2007, respectively, and is reported in “other non-interest income.”

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 11: Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following table presents the carrying amounts and fair values of financial instruments at December 31, 2008 and 2007. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The estimated fair values of the Company’s financial instruments were as follows:

	2008		2007

Financial assets:	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$15,919,664	$15,919,664	$5,024,500	$5,024,500
Investment securities	67,189,306	66,914,220	55,175,384	54,985,662
Interest-bearing deposits in other financial institutions	558,034	558,034	627,387	627,387
Federal Home Loan Bank restricted stock	8,652,000	8,652,000	6,885,900	6,885,900
Pacific Coast Banker’s Bank stock	50,000	50,000	50,000	50,000
Loans receivable, net	584,449,682	619,231,000	464,698,933	479,687,447
Bank Owned Life Insurance	10,828,936	10,828,936	10,387,374	10,387,374
Accrued interest receivable	3,861,854	3,861,854	3,221,249	3,221,249

Financial liabilities:
Deposits	460,301,060	470,525,000	361,174,697	363,873,000
Federal Home Loan Advances	183,085,000	189,518,000	146,507,500	149,422,000
Long Term Debt	6,000,000	6,000,000	—	—
Junior subordinated debentures	13,403,000	13,403,000	13,403,000	13,403,000
Accrued interest payable	116,043	116,043	30,287	30,287

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume

Off-Balance Sheet Instruments
Commitments to extend credit	$74,915,000	$749,150	$87,694,000	$876,940

          The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.

•

Investment Securities: Investment securities are valued at the quoted market prices, where available. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

•

Borrowings: The fair values of the Company’s long term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•

Off-balance Sheet Instruments: Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 12: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31, are as follows:

	2008	2007	2006

Provision for income taxes
Federal
Current	$3,098,566	$2,147,842	$1,926,892
Deferred	(1,113,497)	(164,247)	170,000

	1,985,069	1,983,595	2,096,892

State
Current	765,334	362,005	302,683
Deferred	(364,503)	(58,753)	3,000

	400,831	303,252	305,683

Total	$2,385,900	$2,286,847	$2,402,575

The effective tax rate of the Company for 2008, 2007, and 2006 differs from the current Federal statutory income tax rate as follows:

	2008		2007		2006

	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$2,453,000	34.0	$2,209,000	34.0	$2,153,000	34.0
State franchise taxes, net of Federal income tax benefit	248,000	3.4	226,000	3.5	227,000	3.6
Other, net	(315,100)	(4.3)	(148,153)	(2.2)	22,575	0.3

	$2,385,900	33.1	$2,286,847	35.3	$2,402,575	37.9

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

The following table shows the tax effect of the Company’s cumulative temporary differences as of December 31:

	2008	2007

Deferred Tax Assets	(In Thousands)
Reserve for loan losses	$3,331	$2,022
Accruals	648	600
State Income Tax	260	—
Other	190	253

Total Deferred Tax Assets	4,429	2,875

Deferred Tax Liabilities
Fixed assets	440	422
Deferred loan costs	436	383
Loan fees	248	372
FHLB Stock Dividends	509	386
Investment securities valuation (available-for-sale)	209	138
Prepaid Expenses	250	242
Other	—	2

Total Deferred Tax Liabilities	2,092	1,945

Net Deferred Tax Assets	$2,337	$930

Based upon the level of history taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deferred tax asset.

The Company is subject to federal income tax and income tax of the state of California. The federal income tax returns for the years ended December 31, 2008, 2007 and 2006 are open to audit by the federal authorities and the California state tax returns for the years ended December 31, 2008, 2007, 2006 and 2005 are open to audit by state authorities.

In 2008, the Company had a Franchise Tax Board (“FTB”) enterprise zone audit for fiscal years 2004 and 2005. The Company had to pay $101,530 and $115,505 in taxes owed for 2004 and 2005, respectively, as a result of this audit. The amounts paid were fully accrued in the income tax expense. The FTB will be conducting another enterprise zone audit for fiscal years 2006 and 2007 in 2009.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. No adjustments were identified for unrecognized tax benefits that required an adjustment to the January 1, 2007 beginning tax reserve. The Company had no tax reserve for uncertain tax positions at December 31, 2007. The Company does not anticipate providing a reserve for uncertain tax positions in the next twelve months. The Company has elected to record interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008, 2007 and 2006, neither the Bank nor the Company had an accrual for interest and penalties associated with uncertain tax positions.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 13: Regulatory Capital Requirements

Banks are subject to various regulatory capital requirements administered by Federal banking agencies, specifically, the Federal Deposit Insurance Corporation (“FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on a Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a Bank must meet specific capital requirements that involve quantitative measures of a Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank maintain certain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As the Company is not subject to Federal Reserve Board (FRB) supervision, management believes the capital requirements are not applicable, on a consolidated basis, to the Company. Management believes, as of December 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table sets forth the Bank’s actual regulatory capital amounts and ratios (dollars amounts in thousands):

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:	(Dollars in Thousands)

Total capital to risk-weighted assets	$62,968	10.5%	$48,159	8.0%	$60,199	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	27,471	4.0%	34,339	5.0%

As of December 31, 2007:

Total capital to risk-weighted assets	$49,971	10.2%	$39,386	8.0%	$49,233	10.0%
Tier 1 capital to risk-weighted assets	45,056	9.2%	19,697	4.0%	29,545	6.0%
Tier 1 capital to average assets	45,056	8.3%	21,636	4.0%	27,044	5.0%

California State Banking Law restricts the payment of dividends. Generally, payment of dividends by the Bank is also limited under FDIC regulations. The amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the last three fiscal years less the amount of any distributions made during that three year period, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2008 and 2007. As of December 31, 2008 and 2007 the Bank had declared and paid cash dividends to the Company of $1,282,000 and $3,745,000, respectively.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 14: Commitments and Contingencies

The Bank has entered into twelve operating leases with nonaffiliates for office and branch space which expire through the year 2018. Monthly payments under these eleven leases total $70,670 with some leases having scheduled annual adjustments and other leases having annual adjustments based on the Consumer Price Index.

Future minimum rent payments under the non-cancelable operating leases are as follows:

Year Ending
December 31,

2009	$848,036
2010	989,364
2011	1,018,899
2012	897,894
2013	793,444
Thereafter	1,713,642

$6,261,279

The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2008, 2007 and 2006 were $982,389, $902,219 and $875,569, respectively.

The Bank entered into sublease arrangements for portions of the leased space. Rental payments received for the years ended December 31, 2008, 2007 and 2006 were $97,759, $89,754 and $43,608, respectively.

As permitted or required under California law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has a director and officer insurance policy that mitigates the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is minimal.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 15: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the county of Marin, San Francisco and Alameda. Although the Bank has a diversified loan portfolio, a large portion of its loans are for commercial property, and 90.7% of the Bank’s loans are secured by real estate. Additionally, the hospitality industry represents 13.4% of the loan portfolio.

The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco County 27%, Alameda County 12%, Marin County 14%, Sonoma County 10%, Contra Costa County 6%, San Mateo County 7%, Santa Clara County 4%, Sacramento 3% and other 17%.

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

A summary of activity for the Company’s options as of December 31, 2008, 2007, and 2006 is presented below. Amounts have been restated to reflect the 7% stock dividend declared in January 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

	December 31, 2008

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	410,339	$12.26	—	—
Granted	185,750	$11.74	—	—
Cancelled/forfeited	(80,947)	$12.42	—	—
Exercised	(5,350)	$9.35	$12	—

Options outstanding, end of year	509,792	$12.09	$1,845	7.28

Exercisable (vested), end of period	221,899	$11.77	$732	5.66

	December 31, 2007

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	510,734	$11.36	—	—
Granted	80,000	$13.44	—	—
Cancelled/forfeited	(126,429)	$12.66	—	—
Exercised	(53,966)	$4.57	351	—

Options outstanding, end of year	410,339	$12.26	$488	7.22

Exercisable (vested), end of period	211,392	$11.52	$95	6.43

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of period	541,321	$11.19	—	—
Granted	39,590	$13.45	—	—
Cancelled/forfeited	(46,564)	$13.10	—	—
Exercised	(23,613)	$7.50	—	—

Options outstanding, end of year	510,734	$11.36	$1,117	7.23

Exercisable (vested), end of period	259,873	$9.99	$925	6.36

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

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The weighted average assumptions used in the pricing model for options granted during 2008, 2007 and 2006 are noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

	As of December 31,
	2008	2007	2006

Risk-free interest rate	3.42%	4.66%	4.89%
Expected dividend yield	1.50%	1.40%	0.82%
Expected life in years	7	7	7
Expected price volatility	24.24%	25.61%	27.18%

The weighted average grant date fair value of options granted for 2008, 2007 and 2006 was $4.21, $4.53 and $4.41, respectively. As of December 31, 2008, 2007, and 2006 there was $1,186,985, $1,067,006 and $1,022,625, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.25, 2.92 and 3.16 years, respectively.

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

In 2008, the Company paid cash dividends per common share of $0.06 in November 2008, $0.055 in May 2008 and $0.05 in January 2008. In 2007, the Company paid cash dividends per common share of $0.05 in October 2007, $0.045 in July and April 2007. The cash dividends were recorded as a reduction to retained earnings.

Under SFAS no. 123R which was implemented in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement with a corresponding increase in common stock. See Note 16 and 17 for further information on accounting for stock options and share-based payments.

In September 2007, the Company received Board of Director approval to repurchase up to 5% of the shares of the Company’s common stock in the open market over the next twelve months. The repurchase plan represents approximately 200,649 shares of the Company’s common stock outstanding as of July 28, 2007. The repurchase program allows the Company common shares for a period of approximately twelve months from the approval date in the open market. In 2007, the Company repurchased 196,216 shares at prices ranging from $11.65 to $13.00 for a total cost of $2,445,627. No shares were repurchased in 2008. The Company executed these transactions pursuant to the safe harbor provisions of the SEC’s Rule 10b-18. All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	As of December 31,
	2008	2007	2006

Net Income as Reported	$4,828,734	$4,209,114	$3,928,449
Weighted average shares:
Basic weighted average number of common shares outstanding	3,820,535	3,950,541	3,968,130
Dilutive effect of stock options	17,569	1,177	4,299

Diluted weighted average number of common shares outstanding	3,838,104	3,951,718	3,972,429

Net income per common share:
Basic	$1.26	$1.07	$0.99
Diluted	$1.26	$1.07	$0.99

NOTE 20: Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank’s normal lending and deposit policies with the exception of the Company’s Employee Loan Program. As part of the Employee Loan Program, all employees, including executive officers, are eligible to receive mortgage loans at one percent below the industry prevailing interest rate at the time of loan origination. All loans to executive officers under the Employee Loan Program are made by the Bank in compliance with the applicable restrictions of Section 22(h) of the Federal Reserve Act.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

An analysis of the activity with respect to related party loans during 2008 and 2007 are as follows.

	2008	2007

Outstanding Balance, beginning of the year	$2,020,000	$520,000
Credit granted, including renewals	—	1,500,000
Repayments	—	—

Outstanding Balance, end of year	$2,020,000	$2,020,000

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. At December 31, 2008 and 2007, the Bank held deposits from related parties of $549,770 and $1,102,079, respectively.

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

As of December 31, 2008, the Company has no outstanding standby Letters of Credit, approximately $51,726,000 in commitments to fund commercial real estate, construction, and land development loans, $9,071,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $14,118,000 in other unused commitments. As of December 31, 2007, the Company has no outstanding standby Letters of Credit, approximately $26,475,000 in commitments to fund commercial real estate, construction, and land development loans, $23,806,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $37,413,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $70,601 and $72,647 as of December 31, 2008 and 2007, respectively, for these commitments, which is recorded in “accrued interest payable and other liabilities.”

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 22: Fair Value Measurement

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. SFAS 157-2. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP SFAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in 2008.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

		Fair Value Measurements at December 31, 2008 Using

Description	December 31, 2008	Quoted Prices in Active Markets for Idential Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$56,415,727	$—	$56,415,727	$—

	$56,415,727	$—	$56,415,727	$—

Assets and liabilities measured on a non recurring basis:
Impaired loans	$16,758,314	$—	$16,758,314	$—
Other real estate owned	417,207	—	417,207	—
Derivative financial liabilities	449,889	—	449,889	—

	$17,625,410	$—	$17,625,410	$—

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

Derivatives – The fair value of derivative financial instruments is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Bank’s own credit risk and the counterparty’s credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) cash rates (for the very short term), quoted prices for LIBOR futures contracts (two years and less), observable market prices for LIBOR swap rates (at commonly quoted intervals from two years to beyond the derivative’s maturity), and 1-month and 3-month LIBOR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements. Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date. When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect the potential credit risk to counterparties. The Bank has used the spread over LIBOR on the Federal Home Loan Bank San Francisco (FHLB) fixed-rate credit advance with the duration corresponding to the swaps’ to calculate this credit-risk related discount of future cash flows.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Other real estate owned – Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

NOTE 23: Derivative Financial Instruments and Hedging Activities

Interest rate swaps are used from time to time as part of the Bank’s asset/liability risk management strategy. Swaps are agreements in which the Bank and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. Such modification of the interest rate characteristics of the debenture protects the Bank against an adverse effect on earnings and the net interest margin due to fluctuating interest rates. The credit risk associated with swap transactions is the risk of default by the counterparty. To minimize this risk, the Bank enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the potential loss exposure.

In October 2008, the Bank entered into an interest rate swap contract with a notional amount of $13 million to hedge the interest rate risk associated with the $13 million of the variable rate junior subordinated debentures. The interest rate swaps held by the Bank are scheduled to mature in December 2013. The swap effectively converts the debt from variable rate to fixed rate and qualifies for cash flow hedge accounting under SFAS No. 133. The fair value of this interest rate swap contract amounted to a payable of approximately $450,000 at December 31, 2008 and was reported in other liabilities on the consolidated balance sheet. The effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings. The ineffective portion of changes in fair value is recognized directly in earnings as interest expense. There was no ineffectiveness recorded in interest income as of December 31, 2008.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 24: Subsequent Events

On January 21, 2009, the Board of Directors of the Company declared a $0.06 per share cash dividend, payable on February 27, 2009, to shareholders of record as of February 13, 2009.

October 28, 2008, the Board of Directors of the Company elected to apply to the Board of Governors of the Federal Reserve System to become a Bank Holding Company. On the same date, the Board of Directors of the Bank elected to apply to the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California Industrial Banking Company to a California State Commercial Bank. On January 8, 2009, the Company received the written consent from a majority of its shareholders to amend its Articles of Incorporation.

On January 30, 2009, the Company filed amended Articles of Incorporation for the Bank with the Secretary of State of the State of California whereby the Bank converted from a California Industrial Bank to a California State Chartered Commercial Bank. On January 30, 2009, the Company also notified the Federal Reserve Bank of San Francisco and the FDIC that the amendment to the Bank’s Articles of Incorporation amending the purpose clause to provide that the Bank is authorized to conduct a commercial banking business was filed with the California Secretary of State.

Accordingly as of January 30, 2009, the Bank is now a commercial bank and the transaction by which the Company is to become a bank holding company was consummated as of that date.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 25: Condensed Financial Information of Tamalpais Bancorp (Parent Company)

	2008	2007	2006

Balance Sheets

Assets
Cash and cash equivalents	$148,878	$111,166	$123,420
Investment in subsidiary	56,165,232	45,781,157	43,443,282
Investment in nonconsolidated subsidiary	407,632	408,961	403,552
Prepaids and other assets	235,891	144,280	536,759

Total Assets	$56,957,633	$46,445,564	$44,507,013

Liabilities
Junior subordinated debentures	13,403,000	13,403,000	13,403,000
Other long term debt	6,000,000	—	—
Accrued interest payable and other liabilities	181,300	110,027	223,153

Total Liabilities	19,584,300	13,513,027	13,626,153

Stockholders’ Equity
Common stock	12,976,962	8,840,540	10,766,809
Retained earnings	24,082,472	23,884,813	20,236,571
Accumulated other comprehensive (loss)	313,899	207,184	(122,520)

Total Stockholders’ Equity	37,373,333	32,932,537	30,880,860

Total Liabilities and Stockholders’ Equity	$56,957,633	$46,445,564	$44,507,013

Statements of Income

Equity in undistributed income of subsidiaries	$5,854,101	$5,471,496	$5,118,465
Other income	18,837	41,130	31,057
Interest expense on junior subordinated debentures	(635,787)	(1,123,231)	(1,040,962)
Interest expense on long term debt	(210,282)	—	—
Other expenses	(933,135)	(1,095,434)	(1,078,037)

Income Before Income Taxes	4,093,734	3,293,961	3,030,523

Income Tax Benefit	735,000	915,153	897,926

Net Income	$4,828,734	$4,209,114	$3,928,449

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Statements of Cash Flows

Cash Flows from Operating Activities
Net income	$4,828,734	$4,209,114	$3,928,449
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Equity in undistributed income of Subsidiaries	(5,854,101)	(5,471,496)	(5,118,465)
Share-based compensation	73,517	114,545	90,146
Net change in assets and liabilities	472,311	504,934	(179,056)

Net cash used by operating activities	(479,539)	(642,903)	(1,278,926)

Cash Flows from Investing Activities
Capital contributions to Subsidiaries	(5,983,821)	(345,990)	(3,086,000)

Net cash used by investing activities	(5,983,821)	(345,990)	(3,086,000)

Cash Flows from Financing Activities
Repurchase of Stock	—	(2,455,627)	—
Issuance of junior subordinated debentures	—	—	3,093,000
Issuance of debt	6,000,000	—	—
Dividends received from Bank	1,282,000	3,745,000	1,585,000
Cash dividends paid to shareholders	(830,928)	(560,872)	(591,713)
Stock options exercised	50,000	248,138	177,128

Net cash provided by financing activities	6,501,072	976,639	4,263,415

Net (Decrease)/Increase in Cash and Cash Equivalents	37,712	(12,254)	(101,511)
Cash and Cash Equivalents, Beginning of Year	111,166	123,420	224,931

Cash and Cash Equivalents, End of Year	$148,878	$111,166	$123,420

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$597,062	$1,049,121	$1,022,612

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$106,715	$329,704	$139,925

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

(b) Changes in Disclosure Controls and Procedures

For the year ended December 31, 2008, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure or financial reporting controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

ITEM 9A (T) – CONTROLS AND PROCEDURES

See “Management’s Report on Internal Control Over Financial Reporting” in this Annual Report.

ITEM 9B – OTHER INFORMATION

A Form 8-K was filed during the fourth quarter of this fiscal year to report that Tamalpais Bancorp elected to apply to the Board of Governors of the Federal Reserve System to become a Bank Holding Company. Additionally, the Board of Directors of Tamalpais Bank elected to apply to the California Department of Financial Institution and the FDIC to convert the Bank’s charter from a California Industrial Banking Company to a California State Commercial Bank.

On January 30, 2009, the Company filed amended Articles of Incorporation for the Bank with the Secretary of State of the State of California whereby the Bank converted from a California Industrial Bank to a California State Chartered Commercial Bank. A copy of the amendment to the Articles of Incorporation is attached as Exhibit 3.4 to this document.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 11 – EXECUTIVE COMPENSATION

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement for the 2009 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement for the 2009 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

See Index to Exhibits of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Bancorp (1)

3.2	Bylaws of the Bancorp (9)

3.3	Amendment and Restated Bylaws of the Bancorp (7)

3.4	Amendment to Articles of Incorporation

4.1	Amended and Restated Trust Agreement (8)

4.2	Trust Preferred Securities Guarantee Agreement (1)

4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Tamalpais Bancorp (1)

4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (1)

4.5	Form of Common Security Certificate of San Rafael Trust II (2)

4.6	Amended and Restated Trust Agreement (6)

4.7	Trust Preferred Securities Guarantee Agreement (6)

4.8	Floating Rate Junior Subordinated Deferrable Interest Debenture of Tamalpais Bancorp (6)

4.9	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (6)

4.10	Form of Common Security Certificate of San Rafael Trust II (6)

4.11	Amended and Restated Trust Agreement dated 7-25-07 (9)

4.12	Trust Preferred Securities Guarantee Agreement dated 7-25-07 (9)

4.13	Floating Rate Junior Subordinated Deferrable Interest Debenture of Tamalpais Bancorp dated 7-25-07 (9)

4.14	Form of Certificate Evidencing Capital Securities of San Rafael Trust III dated 7-25-07 (9)

4.15	Form of Common Security Certificate of San Rafael Trust III dated 7-25-07 (9)

10.1	Tamalpais Bancorp 2006 Employee Stock Option and Stock Appreciation Rights Plan (3) *

10.2	Salary Continuation Plan for Mark Garwood (1)*

10.3	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment (1) *

10.4	Tamalpais Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement (2)*

10.5	Agreement signed on July 19, 2005 between TWA and Kit M. Cole (4)

10.7	Tiburon lease agreement between Tamalpais Bank and Main Street Properties (3)

10.8	Las Gallinas lease agreement between Tamalpais Bank and Citibank (4)

10.9	Tamalpais Bancorp 2006 Employee Stock Option and Stock Appreciation Plan (5)

10.10	Bank-Owned Life Insurance (BOLI) Program (8)

10.11	2008 Executive Bonuses *

10.12	Agreement with Pacific Coast Bankers Bank, as amended (10)

10.13	Amendment to Mark Garwood’s SERP Agreement (11)

10.14	Approval of Executive Severance Plan

11	Earnings Per Share (See Note 18 to Consolidated Financial Statements of this report)

14	Code of Ethics

21	Subsidiaries of the Bancorp: Tamalpais Bank; San Rafael Capital Trust II; San Rafael Capital Trust III; Tamalpais Wealth Advisors

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Employment Agreement or Compensation Plan.

(1)

Attached as Exhibits 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 10.2, 10.3, and 10.4, respectively, to Registration Statement No. 333-105991 filed by Tamalpais Bancorp with the Securities and Exchange Commission under the Securities Act of 1933, and incorporated herein by reference.

(2)

Attached as Exhibits 99.1 and 99.2, respectively to Registration Statement No. 333-132197 on Form S-8 filed by Tamalpais Bancorp with the Securities and Exchange Commission, and incorporated herein by reference.

(3)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Tamalpais Bancorp with the SEC at Incorporation by reference.

(4)	Attached as Exhibits 10.1 and 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed by Tamalpais Bancorp with the Securities and Exchange Commission

(5)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Tamalpais Bancorp with the SEC at Incorporation by reference.

(6)	Attached as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, respectively to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2006 filed by Tamalpais Bancorp with Securities and Exchange Commission.

(7)	Attached as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by Tamalpais Bancorp with the Securities and Exchange Commission.

(8)	Attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed by Tamalpais Bancorp with the Securities and Exchange Commission.

(9)

Attached as Exhibits 3.2, 4.1, 4.2, 4.3, 4.4 and 4.5, respectively, to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2007 filed by Tamalpais Bancorp with Securities and Exchange Commission.

(10)	Attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and September 30, 2008 filed by Tamalpais Bancorp with the Securities and Exchange Commission

(11)	Attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed by Tamalpais Bancorp with the Securities and Exchange Commission

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, Tamalpais Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ MARK GARWOOD	By: /s/ MICHAEL MOULTON

Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 27, 2009	March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CAROLYN B. HORAN	Director and Chairman of the Board	March 27, 2009

Carolyn B. Horan

/s/ RICHARD E. SMITH	Director	March 27, 2009

Richard E. Smith

/s/ EVELYN S. DILSALVER	Director	March 27, 2009

Evelyn S. Dilsalver

/s/ ALLAN G. BORTEL	Director	March 27, 2009

Allan G. Bortel

/s/ PAUL DAVID SCHAEFFER	Director	March 27, 2009

Paul David Schaeffer

/s/ MARK GARWOOD	Director and Chief Executive Officer (Principal Executive Officer)	March 27, 2009

Mark Garwood

/s/ LARRY E. ROSENBERGER	Director	March 27, 2009

Larry Rosenberger