Form 10-Q
period 2009-03-31
TAMALPAIS BANCORP
filed 2009-05-14
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒:	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission File No. 50878

TAMALPAIS BANCORP
(Exact name of registrant as specified in its charter)

California	68-0175592
(State or jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address of principal executive office)

Registrant’s telephone number, including area code: (415) 526-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No   ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock outstanding as of April 30, 2009: 3,823,634 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the financial condition, results of operation and business of Tamalpais Bancorp and its subsidiaries. Actual results may differ materially from management expectations, projections and estimates. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, capital levels, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties.

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

Moreover, wherever phrases such as or similar to “the Company projects”, “In Management’s opinion”, or “Management considers” are used, such statements are as of and based upon the knowledge of Management at the time made and are subject to change by the passage of time and/or subsequent events and, accordingly, such statements are subject to the same risks and uncertainties noted above with respect to forward-looking statements.

PART I: FINANCIAL INFORMATION

The information for the three months ended March 31, 2009 and March 31, 2008 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Tamalpais Bancorp at March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the three months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1: FINANCIAL STATEMENTS

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,700,078	$15,918,826
Federal funds sold	750	838

Total Cash and Cash Equivalents	7,700,828	15,919,664
Interest-bearing time deposits in other financial institutions	565,002	558,034

Investment securities:
Available-for-sale	64,301,331	56,415,727
Held-to-maturity, at cost	7,490,340	10,773,579
Federal Home Loan Bank restricted stock, at cost	8,652,000	8,652,000
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	590,542,995	592,543,181
Less: Allowance for loan losses	(11,066,691)	(8,093,499)

	579,476,304	584,449,682
Bank premises and equipment, net	3,768,489	3,935,230
Accrued interest receivable	3,866,978	3,861,854
Other real estate owed	2,914,215	417,207
Cash surrender value of bank-owned life insurance	10,925,013	10,828,936
Other assets	8,946,464	7,528,303

Total Assets	$698,656,964	$703,390,216

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$34,626,673	$33,259,929
Interest-bearing checking deposits	8,731,348	9,735,689
Money market and saving deposits	178,815,288	156,479,340
Certificates of deposit	241,729,196	260,826,102

Total Deposits	463,902,505	460,301,060
Federal Home Loan Bank Advances	175,085,000	183,085,000
Long term debt	6,000,000	6,000,000
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	2,917,156	3,227,823

Total Liabilities	661,307,661	666,016,883

Commitment and Contingencies	—	—

Stockholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 3,823,634 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	12,027,473	12,027,473
Additional Paid-In-Capital	1,012,310	949,488
Retained earnings	23,810,655	24,082,473
Accumulated other comprehensive income	498,865	313,899

Total Stockholders’ Equity	37,349,303	37,373,333

Total Liabilities and Stockholders’ Equity	$698,656,964	$703,390,216

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of (Loss)/Income
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,

	2009	2008

	(Unaudited)
Interest Income
Interest and fees on loans	$10,040,587	$9,435,557
Interest on investment securities	778,854	646,927
Interest on Federal funds sold	9,881	40,718
Interest on other investments	2,430	93,036
Interest on deposits in other financial institutions	6,968	7,911

Total Interest Income	10,838,720	10,224,149

Interest Expense
Interest expense on deposits	2,338,323	3,353,822
Interest expense on borrowed funds	1,834,075	1,596,832
Interest expense on long term debt	58,450	—
Interest expense on Junior Subordinated Debentures	151,907	202,135

Total Interest Expense	4,382,755	5,152,789

Net Interest Income Before Provision for Loan Losses	6,455,965	5,071,360
Provision for Loan Losses	3,384,000	345,099

Net Interest Income After Provision for Loan Losses	3,071,965	4,726,261

Noninterest Income
Gain on sale of loans, net	—	166,293
Loss on sale of securities, net	(9,643)	—
Gain on sale of other real estate owned, net	61,978	—
Loan servicing	46,849	35,759
Registered Investment Advisory Services fee income	131,590	156,847
Other income	323,934	305,043

Total Noninterest Income	554,708	663,942

Noninterest Expenses
Salaries and benefits	2,163,249	2,143,401
Occupancy	344,411	355,443
Advertising	140,662	78,345
Professional	183,390	110,346
Data processing	135,514	120,926
Equipment and depreciation	166,754	220,967
Other administrative	806,298	606,971

Total Noninterest Expense	3,940,278	3,636,399

Net (Loss)/Income Before Income Taxes	(313,605)	1,753,804
(Benefit) /Provision for Income Taxes	(271,206)	526,481

Net (Loss)/Income	$(42,399)	$1,227,323

Earnings Per Share
Basic	$(0.01)	$0.32

Diluted	$(0.01)	$0.32

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	Common Stock		Additional Paid-in	Comprehensive	Retained	Accumulated Other Comprehensive	Total Stockholders’

	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity

Balance, January 1, 2008	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	—	—	—		—	—	—
Redemption and retirement of stock	—	—	—		—	—	—
Cash Dividends	—	—	—		(181,204)	—	(181,204)
Share-based compensation	—	—	78,633		—	—	78,633
Comprehensive Income
Net Income for the period	—	—	—	$1,227,323	1,227,323	—	1,227,323
Unrealized security holding gain (net of $171,941 tax expense)				257,912		257,912	257,912

Total Comprehensive Income				$1,485,235

Balance, March 31, 2008	3,818,284	$11,977,473	$741,846		$21,130,786	$465,096	$34,315,201

Balance, January 1, 2009	3,823,634	$12,027,473	$949,488		$24,082,473	$313,899	$37,373,333

Stock options exercised	—	—	—		—	—	—
Cash Dividends					(229,418)		(229,418)
Share-based compensation expense	—	—	62,822		—	—	62,822
Comprehensive Income
Net Loss for the period	—	—	—	$(42,400)	(42,400)	—	(42,400)
Unrealized gain/(loss) on cash flow hedge (net of $31,674 tax benefit)	—	—	—	(47,510)	—	(47,510)	(47,510)
Unrealized security holding gains (net of $184,965 tax expense)				232,476		232,476	232,476

Total Comprehensive Income				$142,566

Balance, March 31, 2009	3,823,634	$12,027,473	$1,012,310		$23,810,655	$498,865	$37,349,303

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,

	2009	2008

	(Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(42,399)	$1,227,323
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	194,529	225,588
Provision for loan losses	3,384,000	345,099
Change in deferred income taxes	123,310	(327,610)
Change in deferred cost, net of amortization	73,668	25,155
Change in loan servicing asset, net of amortization	7,257	28,986
Net amortization of premiums on investment securities	83,338	4,614
Share Based Compensation	62,822	78,633
FHLB stock dividends	—	(83,600)
Gain on Sale of Loans	—	(166,293)
Loans Originated for Sale	—	(300,000)
Proceeds from Loan Sales	—	7,345,593
Net loss on sale of investment securities	9,643	—
(Gain) loss on sale of other real estate owned	(61,978)	—
(Gain) loss on other-than-temporary impairment	(26,165)	—
Net change in bank owned life insurance	(96,077)	(130,091)
Net change in accrued interest receivable and other assets	(1,765,991)	(260,538)
Net change in accrued interest payable and other liabilities	(310,667)	1,375,737

Net Cash Provided By Operating Activities	1,635,290	9,388,596

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(1,398,505)	(39,811,227)
Principal reduction in securities available-for-sale	3,389,489	2,066,059
Principal reduction in securities held-to-maturity	523,693	761,364
Purchase of investment securities available-for-sale	(8,634,840)	(6,886,086)
Net change in interest earning deposits	(6,968)	(7,911)
Proceeds from sales of invstment securities avaiable-for-sale	449,581	—
Proceeds from sales of other real estate owned	479,185	—
Redemption of Federal Home Loan Bank stock	—	(591,600)
Purchase of property and equipment	(27,788)	(38,578)

Net Cash (Used By) Investing Activities	(5,226,153)	(44,507,979)

Cash Flows From Financing Activities
Net change in deposits	$3,601,445	$34,541,652
Net change in FHLB advances	(8,000,000)	4,577,500
Net change in Long Term Debt	—	3,000,000
Dividends paid	(229,418)	(181,204)

Net Cash (Used By)/Provided by Financing Activities	(4,627,973)	41,937,948

Net change in Cash and Cash Equivalents	(8,218,836)	6,818,565
Cash and Cash Equivalents, Beginning of Period	15,919,664	5,024,500

Cash and Cash Equivalents, End of Period	$7,700,828	$11,843,065

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$4,389,754	$5,181,130

Income taxes paid	$1,092,035	$—

Transfer of loans held for investment to held for sale	$—	$6,840,592

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$184,965	$257,912

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Introductory Explanation

On October 28, 2008, the Board of Directors of Tamalpais Bancorp (the “Company”) elected to apply to the Board of Governors of the Federal Reserve System to become a Bank Holding Company (“BHC”). On the same date, the Board of Directors of Tamalpais Bank (the “Bank”) elected to apply to the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California Industrial Banking Company to a California State Commercial Bank. On January 8, 2009, the Company received the written consent from a majority of its shareholders to amend its Articles of Incorporation to authorize a class of preferred stock.

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

Accordingly, as of January 30, 2009, the Bank is now a commercial bank and the transaction by which the Company is to become a BHC was consummated as of that date.

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of the Company, and its subsidiaries, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank, San Rafael Capital Trust II and III (the “Trusts”), which are wholly owned unconsolidated subsidiaries that were formed in 2006 and 2007, respectively, and Tamalpais Wealth Advisors (“TWA”). All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2: Current Accounting Pronouncements

On January 1, 2008, the Company also adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. FAS 157-2. SFAS No. 157 defines fair value, establishes a consistent framework for measuring Financial Accounting Standards Board fair value and expands disclosure requirements for fair value measurements. FSP FAS 157-2 delays the effective date of the Financial Accounting Standards Board SFAS No. 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Other real estate owned is an example of a nonfinancial asset that the Company will be required to measure at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement is intended to enhance the current disclosure framework in SFAS No.133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is evaluating the effects of this Statement on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” SFAS No. 163 seeks to bring consistency in the recognition and measurement of claim liabilities. This statement clarifies how SFAS No. 60 applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, increasing the comparability in financial reporting of financial guarantee contracts by insurance enterprises. The Company must adopt SFAS No. 163 on January 1, 2009. The adoption of SFAS No. 163 did not have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued (“FSP”) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The standard summarized in the preceding paragraphs is effective for periods ending after June 15, 2009. The Company is currently determining the impact this standard will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” The FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary. This FSP also changes the amount of impairment losses recognized in earnings. Under this FSP impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income. The standard summarized in the preceding paragraphs is effective for periods ending after June 15, 2009. The Company is currently determining the impact this standard will have on its consolidated financial statements.

In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instrument.” FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009. The Company is currently determining the impact these standards will have on their financial statements.

NOTE 3: Financial Instruments with Off-Balance Sheet Risk

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

As of March 31, 2009, the Company has no outstanding standby Letters of Credit, approximately $47,457,000 in commitments to fund commercial real estate, construction, and land development loans, $4,195,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $22,699,000 in other unused commitments. As of December 31, 2008, the Company had no outstanding standby Letters of Credit, approximately $51,726,000 in commitments to fund commercial real estate, construction, and land development loans, $9,071,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $14,118,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $177,434 and $70,601 as of March 31, 2009 and December 31, 2008, respectively, for these commitments, which are recorded in “accrued interest payable and other liabilities.”

NOTE 4: Earnings Per Common Share

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended March 31,

	2009	2008

Net (Loss)/Income as Reported	$(42,399)	$1,227,323

Weighted average shares:
Basic weighted average number of common shares outstanding	3,823,634	3,818,284
Dilutive effect of stock options	—	—

Diluted weighted average number of common shares outstanding	3,823,634	3,818,284

Net income per common share:
Basic	$(0.01)	$0.32
Diluted	$(0.01)	$0.32

NOTE 5: Stock Options

The Company maintains an Incentive Stock Option and Stock Appreciation Plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or rights to be paid based on the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006. The 2006 Plan terminates in 2016 and provides for a maximum of 28,890 shares (561,668 after stock splits, stock dividend and a revision to the original plan) of the Company’s common stock. Options are issued with an exercise price equal to the fair market value of the stock at the date of grant. Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors.

The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Director’s Plan was established in 2003 and terminates in 2013. The Director’s Plan provides for the grant of options for up to 71,690 shares of Company common stock, subject to adjustment upon certain events, such as stock splits. However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors’ Plan or any other stock option plan of the Company and the total number of shares provided for a stock bonus or similar plan of the Company exceed thirty percent (30%) of its then outstanding shares of common stock. Options are issued with an exercise price equal to the fair market value of the stock at the date of grant. The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as a Director.

A summary of activity for the Company’s options as of March 31, 2009 and 2008 is presented below.

	Three months ended March 31, 2009				Three months ended March 31, 2008

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of quarter	509,792	$12.09	—	—	395,359	$12.27	—	—
Granted	—	$—	—	—	99,000	$11.40	—	—
Cancelled/forfeited	(35,546)	$12.42	—	—	(10,452)	$12.46	—	—
Exercised	—	$—	$—	—	—	$—	$—	—

Options outstanding, end of quarter	474,246	$12.07	$2,879	7.04	483,907	$12.09	$156	7.51

Exercisable (vested), end of quarter	223,467	$11.70	$1,274	5.66	194,649	$11.48	$56	6.12

NOTE 6: Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective transition method and, therefore, have not restated results for prior periods. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. No options were granted in the first three months of 2009. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock.

Three Months Ended March 31, 2008

Risk-free interest rate	3.21%
Expected dividend yield	1.04%
Expected life in years	7
Expected price volatility	25.61%

The weighted average grant date fair value of options granted for March 31, 2009 and 2008 was $4.16 and $3.42, respectively. As of March 31, 2009 and 2008 there was $1.1 million and $1.3 million, respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.1 years and 3.2 years, respectively.

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

NOTE 7: Stockholder’s Equity

Under SFAS No. 123R, which was implemented in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement with a corresponding increase in additional paid-in-capital. See Note 5 and 6 for further information on accounting for stock options and share-based payments.

Cash dividends paid to stockholders are recorded as a reduction to retained earnings. The Company declared dividends of $0.06 per share in January 2009 and November 2008, up from $0.05 per share in January 2008 and $0.055 per share in May and August 2008.

Note 8: Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

		Fair Value Measurements at March 31, 2009 Using:

Description	March 31, 2009	Quoted Prices in Active Markets for Idential Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measusred on a recurring basis:
Available-for-sale securities	$64,301,331	$—	$64,301,331	$—

	$64,301,331	$—	$64,301,331	$—

Assets and liabilities measusred on a non recurring basis:
Impaired loans	$18,280,000	$—	$18,280,000	$—
Other real estate owned	2,914,215	—	2,914,215	—
Derivative financial instruments	638,522	—	638,522	—

	$21,832,737	$—	$21,832,737	$—

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

Derivatives – The fair value of derivative financial instruments is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date. Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both the Bank’s own credit risk and the counterparty’s credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) cash rates (for the very short term), quoted prices for LIBOR futures contracts (two years and less), observable market rates for LIBOR swap rates (at commonly quoted intervals from two years to beyond the derivative’s maturity) and 1-month and 3-month LIBOR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements. Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date. When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect the potential credit risk to counterparties. The Bank has used the spread over LIBOR on the Federal Home Loan Bank San Francisco (“FHLB”) fixed-rate credit advance with the duration corresponding to the swaps’ to calculate this credit risk related discount of future cash flows.

Other real estate owned – Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.

NOTE 9: Derivative Financial Instruments and Hedging Activities

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

In October 2008, the Bank entered into an interest rate swap contract with a notional amount of $13.4 million to hedge the interest rate associated with the $13.4 million of the variable rate junior subordinated debentures. The interest rate swap held by the Bank is scheduled to mature in December 2013. The swap effectively converts the debt from variable rate to fixed rate and qualifies for cash flow hedge accounting under SFAS No. 133. The fair value of this interest rate swap contract amounted to a payable of approximately $638,522 and $450,000 at March 31, 2009 and December 31, 2008, respectively, and was reported in other liabilities on the consolidated balance sheet. The interest expense was $37,072 and zero for the three months ended March 31, 2009 and 2008, respectively. The effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings. The ineffective portion of changes in fair value is recognized directly in earnings as interest expense. There was an immaterial amount of ineffectiveness recorded in interest income as of March 31, 2009 and December 31, 2008.

NOTE 10: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the county of Marin, San Francisco and Alameda. Although the Bank has a diversified loan portfolio, a large portion of its loans are secured by commercial property. The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco, 28%, Marin County, 13%, Alameda, 12%, Sonoma County, 10%, San Mateo, 7%, Contra Costa County, 6%, Santa Clara, 4%, Sacramento, 4%, Mendocino, 3%, Napa, 3% and Other 10%.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated under the laws of the State of California on December 20, 1988. On October 28, 2008, the Board of Directors of the Company elected to apply to the Board of Governors of the Federal Reserve System to become a BHC. On the same date, the Board of Directors of the Bank elected to apply to the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California Industrial Banking Company to a California State Commercial Bank.

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

On January 30, 2009, the Bank converted form a California industrial bank to a California chartered commercial bank, and the Company became a BHC under the Bank Holding Company Act of 1956, as amended, (“BCA”). As a BHC, the Company is subject to regulation and examination by the Federal Reserve Bank under the BCA. Tamalpais Bancorp is also treated as a BHC under the California Financial Code. As such, the Company and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

As of March 31, 2009, the consolidated Company is comprised of three entities, the Company, the Bank and Tamalpais Wealth Advisors (“TWA”). San Rafael Capital Trust II and III (the “Trusts”) are wholly owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

Tamalpais Bank

The Bank was established in 1991 and is subject to primary supervision, periodic examination and regulation by DFI and FDIC as the Bank’s primary federal regulator. The Bank, now a California State Chartered Commercial Bank, has its deposits insured by FDIC to the extent provided by law. The Bank operates seven full service branches in Marin County, located north of San Francisco, California. The Bank offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers. The Bank seeks to focus on relationship-based community banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer. The Bank attracts deposits, loans and lines of credit from small-to-medium sized businesses, not-for-profit organizations, individuals, merchants, and professionals who live and/or work in the communities comprising the Bank’s market areas.

The Bank’s deposit products include checking products for both business and personal accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), and certificates of deposit products and certificate of deposit account registry services (“CDARS”), which is a network through which the Bank offers FDIC insurance up to $50 million by placing deposits in multiple banks participating in the network. The Bank also offers commercial cash management products and DepositNOW Remote Deposit Capture which is a check clearing tool that allows customers to deposit checks without going to the Bank. A courier service is available to the Bank’s professional and business clients. Additionally, the Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its Internet banking products. The Bank’s ATM network is linked to both the STAR and PLUS networks and is also a member of the MoneyPass® nationwide network whereby customers have access to more than 11,500 surcharge-free ATMs.

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

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau and USDA. In Marin County, the median price for a single-family home is $670,000, according to DataQuick March 2009 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $83,870, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $8.2 billion in total deposits as of June 30, 2008 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists primarily of Marin and San Francisco Counties and to a lesser degree the Greater Bay Area including Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

Fiscal year 2008 and the first quarter of 2009 was a challenging time not only on the national level, but within the state of California, and more specifically, the Company’s primary market area. The ongoing recession that began in the fourth quarter 2007 has severely impacted the national, state and local housing market. Based on data as of March 31, 2009, the median single family home price in Marin County was $670,000, down $192,500, or 22.3% from the same period a year ago.

Unemployment rate in California has increased dramatically, rising to 11.2% as of March 31, 2009, up from 5.1% as of March 31, 2008. The unemployment rate in Marin County has increased from 3.9% as of March 31, 2008 to 7.4% as of March 31, 2009. Although the Company’s market areas have historically weathered economic downturns better than other areas of the State, the decline in home values and rising unemployment, among other factors, have affected the ability of borrowers to satisfy their financial obligations on a national, state, and local level.

Company Strategy

During the past several years, the Company has adopted a business strategy of developing a business-based banking approach as a means of increasing shareholder value and market share in Marin County. The Company’s strategy of providing financial services and advice to business owners and individuals to help them grow and prosper incorporates a relationship-based approach to customer service and marketing. The Company has demonstrated expertise in providing the full service banking needs of its business clients through appropriate financing and cash management services. The Company has also focused its sales efforts on building the balances of more profitable, noninterest bearing and lower cost transaction accounts in order to reduce the cost of funds.

Management has embarked upon several strategic initiatives over the last two quarters to strengthen the Company’s financial position, reduce credit and funding risk, and lower the cost of funds. In the first quarter the Bank eliminated wholesale commercial and multi-family lending through mortgage brokers, closed the loan production office in Santa Rosa, CA, and eliminated SBA lending outside the Company’s Bay Area footprint. This will allow the focus to be solely on in-market customers with whom the Company can develop a complete banking relationship. It also allows the Company to reduce the level of wholesale funding, as loan portfolio growth will be limited to customers with whom the Bank has a deposit relationship, including low cost transaction and checking accounts. The Company believes this strategy will increase franchise value and strengthen the balance sheet.

The Company also added experience and depth to the credit administration team. In the fourth quarter of last year, management hired a Chief Credit Officer with extensive in-market commercial lending experience and in the first quarter of this year added managers with specific experience in portfolio management and loan administration. Management also conducted independent third party reviews of the loan portfolio in the first quarter of this year. All of these efforts enable the Company to continue to be proactive in monitoring credit quality now and in the future.

Employees and directors of the Company maintain a high level of involvement and visibility within the community and not-for-profit sector. The Company’s strategy incorporates:

•	tailoring loan and deposit products such as business lines of credit, commercial real estate, term loans and cash management services to small-to-medium sized businesses;
•	growing business banking by expanding the team of experienced business bankers focusing on relationship banking including generating business deposits and related loan opportunities;
•	controlling general and administrative expenses;
•	increasing core deposits while reducing volatile funding sources;
•	increasing capital and related ratios;
•	focusing on credit quality with C&I, and a relationship oriented commercial lending and a diversified loan portfolio;
•	increasing non-interest income to a greater portion of total revenue; and,
•	utilizing new technologies to better meet the financial needs of businesses and professionals.

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

Company Risks

Whether or not the Company can achieve its financial goals depends on risks and uncertainties that may be beyond the Company’s control. Risks and uncertainties that could affect the ability to grow deposits and loans include, among others:

•	competitive pressures in the Bank’s marketing area;
•	changes in the interest rate environment;
•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;
•	decreases in the value of real property in the Bank’s operating market areas;
•	changes in business conditions and inflation; and,
•	loss of key management.

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

In the fourth quarter 2008, the Company experienced a significant increase in nonperforming assets. Nonperforming assets totaled $17.2 million at year end 2008, up from $4.3 million at the end of third quarter 2008. The increase in nonperforming assets has continued through 2009 and is $21.2 million as of March 31, 2009. Small business owners have seen reduced revenues due to declining economic activity and rising unemployment has caused some borrowers to become delinquent on loan payments as savings accounts and other liquidity sources are depleted, and the value of land and construction loans have been severely impacted by the decline in home values.

The Bank has ongoing programs to evaluate the adequacy of its allowance for loan losses in the current economic conditions. These programs involve using quantitative analysis to stress test the credit risk inherent in the loan portfolio under various default assumptions and incorporating current industry probabilities of default. In addition, the Bank has enhanced its process of evaluating nonperforming loans for impairment. This process involves, among other factors, obtaining updated appraisals, current financial statements, current credit reports, and verifying current net worth and liquidity positions of selected borrowers. The ongoing viability of businesses are also evaluated, including land and construction loans that have been impacted by the downturn in home values.

Based on these processes in place and coupled with the increased level of nonperforming assets in the first three months of 2009, the allowance for loan losses is expected to increase throughout 2009. In addition, as updated appraisals and financial information are received on specific nonperforming assets, specific impairment charges are also likely to increase throughout 2009. Although the magnitude of these increases cannot be estimated at this time, the Company projects that the Bank will continue to be “well capitalized” as defined by federal banking agencies.

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

The Bank determines the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. The Bank segments the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The Bank analyzes the following components of the portfolio and provides for them in the allowance for loan losses:

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

Available-for-Sale Securities

SFAS No. 115 requires that available-for-sale securities be carried at fair value. This is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

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

Stock-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of the share-based payments such as stock options granted to employees. The Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and for all awards granted after that date as they vest. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yield, option life and the risk-free interest rate.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Accounting Change

From time to time, the Financial Accounting Standards Board issues pronouncements which govern the accounting treatment for the Company’s financial statements. For a description of the recent pronouncements applicable to the Company, see Note 2 to the Consolidated Financial Statements included in this report.

SUMMARY

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

Recently, the federal government announced various programs under the Emergency Economic Stabilization Act of 2008 (“EESA”) intended to inject liquidity and stabilize the financial industry. EESA includes the Treasury Capital Purchase Program (“TCPP”), Troubled Assets Relief Program (“TARP”), FDIC Temporary Liquidity Guarantee Program (“TLGP”) and the Money Market Investor Funding Facility. In the fourth quarter, the Bank elected to participate in the TLGP program, which provides unlimited FDIC insurance coverage, effective October 14, 2008, on transaction accounts until December 31, 2009. This insurance is in addition to the temporary FDIC increase in insurance coverage from $100,000 to $250,000 on all deposit accounts. The Company has applied to participate in the TCPP assuming the application is approved by Treasury and the Board of Directors makes the final decision to participate.

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

Results of Operations

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower offered deposit rates by the Bank, which positively affected the interest margin. However, the variable rate loans adjusted downward with the decline in the Prime Rate, subject to any contracted floor rates. These changes resulted in an improvement to the net interest margin in the first three months of 2009 as compared to the same period prior year. This improvement was reduced somewhat by the increase in non-performing loans, which decreased the yield of the loan portfolio.

The ongoing and deepening recession has caused declining real estate values and has reduced the liquidity and net worth of businesses and consumers in the Company’s market area. This resulted in increased loan delinquencies, nonperforming assets and loss provisions than previous years. The loan loss provision in the first quarter of 2009 was $3.38 million, as compared to $0.35 million in the first quarter of 2008. The allowance for loan losses as a percent of total loans was increased to 1.87% as of March 31, 2009, up from 1.05% as of March 31, 2008.

For the three months ended March 31, 2009, the Company reported on a consolidated basis, a net loss of $42,000 as compared to a net income of $1,227,000 for the three months ended March 31, 2008, a decrease of $1,270,000 or 103.5%. Diluted earnings per share was $(0.01) and $0.32 for the three months ended March 31, 2009 and March 31, 2008, respectively, a decrease of 103.1%.

Net interest income in the first quarter of 2009 of $6.46 million was the highest in the Company’s history, increasing 27.3% over the same quarter last year. This increase was partially offset by the increase in nonperforming assets and by the lack of a dividend from Federal Home Loan Bank restricted stock. Nonperforming assets decreased net interest income by $417,000 in the first quarter of 2009 as compared to a reduction in net interest income of $7,000 for the same quarter last year. The Company recognized no income on Federal Home Loan Bank restricted stock in the first quarter of 2009 as compared to $93,000 in the same quarter last year.

Total assets reached $698,657,000 as of March 31, 2009, a decrease of $4,733,000, or 0.7% from December 31, 2008. Total deposits were $463,903,000 as of March 31, 2009, an increase of $3,601,000, or 0.8% from December 31, 2008. Total loans receivable, net were $579,476,000 as of March 31, 2009, as compared to $584,450,000 as of December 31, 2008, representing a decrease of $4,973,000, or 0.9%.

The decrease in net income and fully diluted earnings per share for the three months ended March 31, 2009 over the same period prior year was primarily the result of the following:

•

The provision for loan losses in the first quarter of 2009 was $3,384,000 as compared to a provision of $345,000 in the first quarter 2008. The increase in the provision reflects an increased allowance as a result of the current economic environment and the ongoing efforts to monitor and control credit risk.

•

Non-interest expense for the three months ended March 31, 2009 increased $304,000 to $3,940,000, or 8.4% over the same period prior year and is primarily attributable to the following. Other administrative expenses increased $199,000, or 32.8% in the first quarter of 2009 over the same period in 2008 as a result of the growth of the Company, advertising expenses increased $62,000, or 79.5% and professional expenses increased $73,000, or 66.2% partially offset by a decrease in equipment and depreciation of $54,000, or 24.5%.

•

Non-interest income decreased $109,000, or 16.5% as compared to the same period prior year. The Bank did not sell any loans in the first quarter of 2009 and therefore did not recognize a gain on sale of loans, compared to a gain on sale of $166,000 in the first quarter of 2008. Also, there was a decrease in registered investment advisory services fee income of $25,000, or 16.1% partially offset by an increase in gain on sale of other real estate owned of $62,000.

Decreases in net income also included the following:

•	Interest expense on borrowed funds increased $237,000, or 14.9% and is primarily attributable to the Bank having more borrowed funds in the first quarter of 2009 than the first quarter of 2008.

•

The Company obtained a new $6 million credit facility in 2008. The initial disbursement of $3 million was received from Pacific Coast Bankers Bank on March 31, 2008 and an additional disbursement for $2 million was received June 2008. The Company obtained an additional $1 million credit facility from Pacific Coast Bankers Bank in June 2008. Thus, there was an increase in interest expense for long term debt of $58,000, or 100% in the first quarter of 2009 versus zero recorded in the first quarter of 2008.

Partially offsetting the increase in the provision for loan losses, decrease in non-interest income and increase in non-interest expense, which had negative impacts on net income, were increases in interest income and a decrease in interest expense, which had positive impacts on net income as follows:

•

Interest income was $10,839,000, an increase of $615,000, or 6.0% over 2008. The increase in interest income was largely due to an increased earning asset base and the beneficial effects of the decrease in short term interest rates, partially offset by a decreasing earning asset yield from 7.88% to 6.89%, a ninety-nine basis point decrease in 2009 versus 2008. Additionally, there was an increase in interest income on investment securities of $132,000, or 20.4% from the first quarter of 2009 as compared to the first quarter of 2008.

•

Interest expense decreased $770,000, or 14.9% from the first quarter of 2009 as compared to the first quarter of 2008 which was primarily due to the following. Interest expense on deposits decreased $1,015,000, or 30.3% and interest expense on junior subordinated debentures, net of the interest rate swap, decreased $87,300 or 43.2% and is primarily attributable to a decreasing interest rate environment.

Financial Condition

For the three months ended March 31, 2009, the Company’s return on average assets (“ROA”) was -0.02% compared to 0.86% for the same period in 2008. The Company’s return on average equity (“ROE”) was -0.46% for the three months ended March 31, 2009 compared to 14.63% for the same period last year. Management balances the desire to increase the return ratios with the desire to strengthen the Bank’s capital position, improve asset quality, reduce brokered CD’s and FHLB borrowings, and increase core deposits. The Bank’s market share of total Marin County deposits increased from 4.76% to 5.14%, or an increase of 8.0% for the twelve month period from June 2007 to June 2008 (the latest date for which the information is available).

The Bank is focusing on lowering the cost of funds and improving the core funding mix by generating low cost deposits though the Marin County based team of business banking professionals. The Bank’s full slate of business banking and cash management products, coupled with the business development team currently in place, has allowed the Bank to increase market share among small businesses. The Bank’s FHLB borrowings are used to hedge interest rate risk in the loan and investment portfolios and mature evenly on a monthly basis. Management expects deposits generated through the business banking efforts and through consumers in the retail branches to partially replace FHLB borrowings and other wholesale funding sources throughout the remainder of the year and into the future.

As of March 31, 2009, consolidated total assets were $698,657,000 as compared to $703,390,000 at December 31, 2008, which represents a decrease of 0.7%. As of March 31, 2009, there were decreases in cash and due from banks of $8,219,000, or 51.6%, investment securities held-to-maturity $3,283,000, or 30.5%, and net, loans receivable of $4,973,000, or 0.9% partially offset by increases of $7,886,000, or 14.0% in investment securities available-for-sale, $2,497,000 of other real estate owned and $1,418,000 of other assets. The increase in other assets increased primarily as a result of an increase in the Income Taxes Receivable as it related to the increase in the Loan Loss Provision during the first three months of 2009 as compared to the same period prior year.

As of March 31, 2009, consolidated total liabilities were $661,308,000 as compared to $666,017,000 at December 31, 2008, which represents a decrease of 0.7%. Contributing to the decrease in liabilities in 2009 was a decrease in FHLB advances of $8,000,000, or 4.4% as compared to the same period in 2008 partially offset by an increase in deposits of $3,601,000, or 0.8%. In the current economic environment the Bank has experienced intense competition for deposits. This is primarily due to a combination of business and consumers having fewer funds to deposit and higher deposit rates offered by competitors in order to maintain their funding base. During this time, the Bank has maintained a rational approach to retaining relationship deposits without seeking deposits that are solely rate sensitive.

Stockholder’s equity decreased $24,000, or 0.1% to $37,349,000 in 2009 as compared to December 31, 2008. This was attributable to a net loss of $42,000, share-based compensation expense of $63,000, cash dividends declared of $229,000, and an unrealized loss on a cash flow hedge of $218,000 partially offset by an unrealized security holding gain of $232,000.

As of March 31, 2009, TWA had approximately $375 million in assets under management as compared to $279 million for the same period prior year. The increase was primarily due to increases in the institutional fixed income portfolio.

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest earning assets, and interest expense on deposits and other interest bearing liabilities and is the most significant component of the Company’s earnings.

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

As of March 31, 2009 compared to March 31, 2008, rates paid on interest-bearing liabilities declined faster than yields on earning assets, resulting in a ten basis point increase in net interest margin. The following presents average daily balances of assets, liabilities, and shareholders’ equity as of March 31, 2009 and 2008, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the three months ended March 31, 2009 and 2008.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

(dollars in thousands)	3/31/09			3/31/08

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$4,970	$49	5.52%	$6,360	$21	5.43%
Investment securities - taxable (2)	65,007	730	4.55%	48,396	626	5.20%
Other investments	11,972	2	0.07%	7,397	93	5.06%
Interest bearing deposits in other financial institutions	699	7	4.06%	637	8	5.05%
Federal funds sold	13,074	10	0.31%	5,230	41	3.15%
Loans (3)	590,768	10,040	6.89%	481,702	9,435	7.88%

Total Interest Earning Assets	686,490	10,838	6.40%	549,722	10,224	7.48%
Allowance for loan losses	(8,945)			(4,986)
Cash and due from banks	4,083			4,074
Net premises, furniture and equipment	3,874			4,593
Other assets	22,664			18,553

Total Assets	$708,166			$571,956

Liabilities and Shareholders’ Equity
Interest bearing checking	$9,086	7	0.31%	$6,753	10	0.60%
Money Market deposits (4)	172,262	610	1.44%	140,217	917	2.63%
Time deposits	254,567	1,721	2.74%	201,838	2,427	4.84%
Other borrowings	179,641	1,834	4.14%	149,927	1,597	4.28%
Long Term Debt	6,000	58	3.92%	33	—	0.00%
Junior Subordinated Debentures	13,403	152	4.60%	13,403	202	6.06%

Total Interest Bearing Liabilities	634,959	4,382	2.80%	512,171	5,153	4.05%
Noninterest deposits	33,583			22,741
Other liabilities	2,720			3,502

Total Liabilities	671,262			538,414
Shareholders’ Equity	36,904			33,542

Total Liabilities and Shareholders’ Equity	$708,166			$571,956

Net interest income		$6,456			$5,071

Net interest spread (5)			3.60%			3.43%
Net interest margin (6)			3.81%			3.71%

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
(4) Money Market deposits include Savings accounts.
(5) Net interest spread is the interest differential between total interest earning assets and total interest-bearing liabilities.
(6) Net interest margin is the net yield on average interest earning assets.

For the three months ended March 31, 2009, the Bank’s net interest income before the provision for loan losses increased $1,385,000 over the same period 2008. The increased interest income was attributable to both an increased level of earning assets over prior periods and the beneficial effects of the decrease in short-term interest rates. The cost of deposits decreased faster than loan yields in the quarter due to floors and initial fixed rates on a majority of the Bank’s loan portfolio. As such, the Company’s interest margin benefits in periods of decreasing interest rates.

2009 Compared to 2008

For the three months ended March 31, 2009, the Bank’s net interest margin (“NIM”) was 3.81%, an increase from the NIM of 3.71% in 2008, or 2.7%. The increase in the NIM in the first quarter of 2009 as compared to the same period prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs partially offset by lower loan yields in a declining interest rate environment. The NIM also benefitted from an improved funding mix. The Bank’s yield on average interest earning assets decreased from 7.48% as of March 31, 2008 to 6.39% as of March 31, 2009 as a result of the following:

The yield on the loan portfolio decreased one hundred basis points from 7.88% in 2008 to 6.89% in 2009 which is primarily a result of the effect of competitive pressures on rates offered by the Bank as a result of a decrease in the interest rates implemented by the Federal Reserve Board in 2008. The yield on the loan originations were at lower yields and maturities and paydowns of loans were at higher yields. The yield on the Bank’s Federal funds sold decreased to 0.31% in 2009 from 3.15% in 2008. The decrease in the yield for the Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) from January 2008 through December 31, 2008 by two hundred basis points. The average balance for investment securities – taxable in 2009 of $65,007,000 which represents an increase of 34.3% from 2008, had a decrease in yield from 5.20% in 2008 to 4.55% in 2009. The yield decrease primarily relates to purchasing more securities with lower yields than the maturities and paydowns of securities at higher yields. Other investments yield decreased to 0.07% in the first quarter 2009 from 5.06% in the first quarter 2008. The yield on interest bearing deposits in other financial institutions decreased ninety nine basis points from 2009 as compared to 2008.

The rate paid on average interest bearing liabilities decreased from 4.05% to 2.80% when comparing the three month period ended March 31, 2009 versus the same period a year ago. The rate paid on savings deposits decreased from 2.63% to 1.44% from 2008 as compared to 2009 and the rate paid on time deposits decreased two hundred and ten basis points from 4.84% to 2.74% from 2008 as compared to 2009. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased fourteen basis points from first quarter of 2009 as compared to first quarter of 2008. The junior subordinated rate paid on debentures decreased one hundred forty six basis points at 2009 when compared to 2008. New long term debt for $6 million was obtained in the first quarter of 2009 which had an average cost of 3.92%.

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

	Three Months ended March 31, 2009 Compared to Three Months ended March 31, 2008

	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in
Interest Income
Investment securities	$332	$(200)	$132
Other investments	249	(340)	(91)
Interest-bearing deposits	4	(5)	(1)
Federal Funds Sold	166	(197)	(31)
Loans	6,505	(5,900)	605

	7,256	(6,642)	614

Increase/(decrease) in
Interest Expense
Interest-bearing checking	15	(18)	(3)
Savings deposits	1,019	(1,324)	(305)
Time Deposits	2,916	(3,622)	(706)
FHLB and other borrowings	647	(354)	293
Junior Subordinated Debentures	—	(50)	(50)

	4,597	(5,368)	(771)
Increase/(decrease) in

Net Interest Income	$2,659	$(1,274)	$1,385

Non-interest Income

Non-interest income is comprised of gain on sale of loans, loss on sale of securities, gain on sale of real estate owned, loan servicing, fees generated by TWA and other income. Non-interest income for the three months ended March 31, 2009 was $555,000, a decrease of $109,000, or 16.5% from the same period in 2008.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Three Months Ended

	March 31, 2009	March 31, 2008	Increase/ (decrease) amount	Increase/ (decrease) percent

Gain on sale of loans, net	$—	$166,293	$(166,293)	-100.0%
Loss on sale of securities, net	(9,643)	—	(9,643)	100.0%
Gain on sale of other real estate owned, net	61,978	—	61,978	100.0%
Loan servicing	46,849	35,759	11,090	31.0%
Registered Investment Advisory Services fee income	131,590	156,847	(25,257)	-16.1%
Other income	323,934	305,043	18,891	6.2%

Total	$554,708	$663,942	$(109,234)	-16.5%

For the first three months of 2009, the gain on sale of loans, net decreased $166,000, or 100%. The Bank did not sell any loans in the first quarter of 2009 and therefore did not recognize a gain on sale of loans, compared to a gain on sale of $166,000 in the first quarter of 2008.

For the first three months of 2009, the loss on sale of securities, net decreased $10,000, or 100%. The decrease is attributable to the Bank selling securities at a loss in the first three months of 2009 as compared to no sale of securities in the first three months of 2008.

In the first three months of 2009, gain on sale of other real estate owned, net increased $62,000, or 100%. The Bank sold a real estate owned property at a gain in 2009 as compared to no sale of other real estate owned in 2008.

Loan servicing income for the first three months of 2009 was $47,000, representing an increase of $11,000, or 31.0% over the same period the prior year. This increase was primarily the result of an increase in the number of loans that the Bank is servicing for others.

Advisory Services fee income decreased $25,000, or 16.1% from the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008. This decrease is primarily attributable to the market declines affecting fees. As of March 31, 2009, TWA had approximately $375 million in assets under management of which $72 million represents the Bank’s investment portfolio.

Other income increased $19,000, or 6.2% for the three month period ended March 31, 2009 as compared to the same period prior year. The increase in the first three months of 2009 as compared to the same period prior year is primarily attributable to an increase in debit card fee income, savings account service charges, merchant services fee income, miscellaneous income and other than temporary impairment income. Partially offsetting these increases were decreases in travelers expense fee income, investment management referral income and Bank Owned Life Insurance interest income.

Non-interest Expense

Non-interest expense consists of salaries and benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the three month period ended March 31, 2009 was $3,940,000 an increase of $304,000, or 8.4% as compared with the same period in 2008.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended

	March 31, 2009	March 31, 2008	Increase/ (decrease) amount	Increase/ (decrease) percent

	(Dollars in thousands)
Salaries and benefits	$2,163	$2,143	$20	0.9%
Occupancy	344	355	(11)	-3.1%
Advertising	141	78	63	80.8%
Professional	183	110	73	66.4%
Data processing	136	121	15	12.4%
Equipment and depreciation	167	222	(55)	-24.8%
Other administrative	806	607	199	32.8%

Total	$3,940	$3,636	$304	8.4%

Salaries and benefits is the largest component of non-interest expense. For the first quarter of 2009, salaries and benefits increased by $20,000, or 0.9%. The Company’s full time equivalent (“FTE”) employees remained relatively flat with the FTE of 77 during the first quarter of 2008 as compared to FTE of 76 during the first quarter of 2009. The increase in salaries and benefits is primarily attributable to higher salaries and wages and employee commissions. These expenses are partially offset by lower capitalization of deferred loan costs as defined in SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” and no bonuses were accrued for the first quarter of 2009 as compared to an accrual of bonuses for the first quarter of 2008.

For the first three months of 2009, the decrease of $11,000, or 3.1% in occupancy costs is largely due to a decrease in tenant rental income and a decrease in the amortization of tenants improvement partially offset by an increase in rent expense as compared to the first three months of 2008.

Advertising costs increased $63,000, or 80.8% in the first three months of 2009 as compared to the same period the prior year. The Company increased advertising expenses for Tamalpais Wealth Advisors and the Bank in the first quarter 2009 as compared to the same period prior year.

Professional services increased $73,000, or 66.4% in the first three months of 2009 as compared with the same period prior year. The increase in 2009 was primarily attributable to higher legal expenses including legal loan related expenses, consulting services, and audit and CPA expenses in the first quarter of 2009 as compared to the same period prior year.

Data processing expenses for the three months of March 31, 2009 were $136,000, an increase over the same period in 2008 of $15,000, or 12.4%. The increase is largely attributable to an increase in third party IT support.

For the three months ended March 31, 2009, a decrease of $55,000, or 24.8% in depreciation and amortization expense is primarily attributable to decreases in depreciation expense, service and maintenance expense and purchasing expense as compared to the same period prior year.

Other administrative expenses of $806,000 for the three months ended March 31, 2009 represents a $199,000, or 32.8% increase over the same period in 2008. This increase is primarily attributable to an increase in general corporate insurance expense, FDIC insurance premiums, debit card losses and OREO operating expenses.

In the first quarter of 2009, the Company launched a key initiative to control overhead by managing personnel costs, professional services, marketing and data processing expenses. The initiatives launched are expected to result in decreased operating expenses in subsequent quarters, although this decrease will be offset by the substantial upcoming industry wide FDIC assessment in the second quarter of 2009.

The Company’s efficiency ratio measures the Company’s productivity. It is the cost required to generate each dollar of revenue. The Company’s efficient ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 56.2% for the three months ending March 31, 2009 as compared to 63.4% for the three months ended March 31, 2008.

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

The Company increased the allowance for loan losses at a faster rate than the increase in nonperforming assets in the first quarter of 2009. Reserves were increased in the quarter and written down on specific assets to reflect current fair market values in this recessionary economy.

For the three months ended March 31, 2009, the provision for loan losses was $3,384,000 as compared to a provision for loan losses of $345,000 for the same period in 2008. The increase in the provision was the result of an overall deterioration in credit quality and an increased provision associated with specific nonperforming loans. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Income Taxes

The Company reported a benefit of $271,000 for the three months ended March 31, 2009 compared to a provision for income taxes of $526,000 for the first quarter of 2008, a decrease of $798,000, or 151.5% as compared to the same period in 2008. The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company manages its effective tax rate through tax benefits associated through the purchase of Bank Owned Life Insurance (“BOLI” – the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

FINANCIAL CONDITION

Loans

Loans, net, decreased by $4,973,000, or 0.09% as of March 31, 2009 as compared to December 31, 2008. During the last few years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities. The recent downward pressure on real estate values demands continued diligence and prudent underwriting of real estate loans, and economic pressure may reduce demand for other types of loans. The Bank has not participated in subprime lending and it has low exposure to residential mortgages, construction and land loans.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At March 31, 2009		At December 31, 2008

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)

One-to-four family residential	$33,022	5.59%	$33,695	5.7%
Multifamily residential	171,272	29.00	171,136	28.9
Commercial real estate	313,167	53.03	322,861	54.5
Land	10,879	1.84	10,905	1.8
Construction real estate	35,306	5.98	31,077	5.2
Consumer loans	22,931	3.88	18,913	3.2
Commercial, non real estate	2,091	0.35	2,111	0.4

Total gross loans	588,668	99.7	590,698	99.7
Net deferred loan costs	1,875	0.3	1,845	0.3

Total loans receivable, net of deferred loan costs	$590,543	100%	$592,543	100%

Outstanding loan commitments at March 31, 2009 and December 31, 2008 primarily consisted of undisbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments may grow throughout the year if loan demand increases, subject to economic conditions. As of March 31, 2009, the hospitality industry was identified as a concentration of credit as it represents 14% of the loan portfolio. Additionally, as of March 31, 2009 and December 31, 2008, approximately 90.2% and 90.7%, respectively, of the Bank’s loans were secured by real estate. Although management believes this concentration to have no more than the normal risk of collectability, a substantial decline in the economy in general, or a decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans and requires an additional increase in the provision for loan losses. The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans.

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

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank secures its collateral by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

As of March 31, 2009, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets for the repricing percentages of the adjustable rate loans as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008

Reprice within one year	33.2%	40.9%
Reprice within one to two years	12.4%	9.5%
Reprice within two to three years	10.3%	10.7%
Reprice within three to four years	17.1%	12.0%
Reprice within four to five years	17.5%	19.1%
Reprice after five years	9.5%	7.8%

Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans outstanding as of March 31, 2009 and December 31, 2008. At those dates, the Bank had no loans with maturity greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR and Prime Rate.

	As of March 31, 2009

	Maturing Within One Year	Maturing One to Five Years	Maturing After Five Years	Total

	(Dollars in Thousands)

One-to-four family residential	$1,280	$—	$31,742	$33,022
Multifamily residential	2,110	1,750	167,412	171,272
Commercial real estate	21,264	21,360	270,543	313,167
Land	900	9,143	836	10,879
Construction real estate	28,836	6,470	—	35,306
Consumer loans	758	1,153	180	2,091
Commercial, non real estate	7,011	7,996	7,924	22,931

Total	$62,159	$47,872	$478,637	$588,668

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

Each month the Bank reviews the allowance and makes additional transfers to the allowance as needed. As of March 31, 2009 and December 31, 2008, the allowance for loan losses was 1.87% and 1.37%, respectively, of loans outstanding. While no assurance can be given, management believes that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market area. The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise. As of March 31, 2009 and December 31, 2008, charge-offs of loans totaled $411,000 and $37,000, respectively, and recoveries on previously charged-off loans totaled zero and $25,000, respectively. There were twenty nine nonperforming loans and one foreclosed property that was transferred to other real estate owned as of March 31, 2009 and eighteen nonperforming loans and one foreclosed property that was transferred to other real estate owned as of December 31, 2008. After the additional charges to the allowance for loan losses for the first quarter 2009, the Bank still continues to be well capitalized under regulatory capital requirements.

As of March 31, 2009 and December 31, 2008, the ratio of the allowance for loan losses to nonperforming loans was 60.0% and 48.3%, respectively. The allowance is maintained by categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Although the Bank deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the three months ended March 31, 2009	For the twelve months ended December 31, 2008

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$590,543	$592,543
Average amount of loans outstanding	590,768	541,544
Period end non-performing loans outstanding	18,280	16,758

Loans Loss Reserve Balance, Beginning of Period	$8,094	$4,915
Charge-offs	(411)	(37)
Recoveries	—	25
Additions/(Reductions) charged to operations	3,384	3,191

Allowance for Loan Loss, End of Period	$11,067	$8,094

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.07%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	1.87%	1.37%

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

The three largest nonaccrual loans have been evaluated for impairment and have been assigned specific reserves as deemed necessary. The Bank has instituted a process to review all non-performing loans on a quarterly basis in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” At March 31, 2009, specific reserves in the amount of $659,000 were held on $5,400,000 in non-accrual loans considered to be impaired. The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.

The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection or if the Bank determines that there is little to no chance of being paid current by the borrower. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal.

When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as OREO. OREO is carried on the books as an asset at fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” The Company had one OREO as of March 31, 2009 for $2,914,000 and one OREO for $417,000 as of December 31, 2008.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated:

	March 31, 2009	December 31, 2008

	(Dollars in thousands)
Non-accrual loans	$18,280	$16,758
Other real estate owned	2,914	417
Restructured Loans	—	—

Total nonperforming assets	$21,194	$17,175

Nonperforming assets as a percent of total loans	3.60%	2.91%
Nonperforming assets as a percent of total assets	3.03%	2.44%

As of March 31, 2009, there were twenty nine loans totaling approximately $18,280,000 which were on non-accrual status. Included in the nonperforming loans are the following three loans that exceed $1.0 million each:

•

A $5,400,000 commercial bridge loan secured by real estate and is located in San Francisco, CA and was originated in April 2007. It is zoned for residential condominium development. Based on an analysis conducted in the first quarter of 2009, an impairment of $659,000 specific to this loan has been recorded in the allowance for loan losses.

•

A $2,167,000 million land/construction loan in Carmel Valley, CA and is zoned for hospitality with a 50% participation with another lender. This loan had an original loan-to-value ratio of 25%. There is no impairment specific to this loan.

•	A $1,112,000 SBA 504 first deed of trust loan secured by commercial real estate in Napa County. There is no impairment specific to this loan.

The three nonperforming loans represent 47% of the total nonperforming assets. The twenty six other nonaccrual loans are under $1.0 million each and are from a general cross-section of the loan portfolio.

The Bank also has one foreclosed OREO. This OREO is approximately $2.9 million real estate owned property which is a luxury single family home under construction in Scottsdale, Arizona. This loan is one of three out-of-state loans for the Bank. A charge off of $385,000 was recorded on the loan that was foreclosed upon to reduce the carrying value of the property to its estimated net realizable value. As of March 31, 2009, there were no restructured loans.

As of December 31, 2008, there were eighteen loans totaling approximately $16,758,000 which were on nonperforming status as follows. A $3,300,000 commercial bridge loan secured by real estate which is located in Scottsdale, AZ and was transferred to OREO in February 2009. A $5,400,000 commercial bridge loan secured by real estate and is located in San Francisco, CA and was originated in April 2007. A $2,167,000 construction loan is located in Carmel Valley, CA and is zoned for hospitality with a 50% participation with another lender. These three non-accrual loans represent 63% of the total nonperforming assets.

The Bank also had one foreclosed OREO loan located in the Bank’s primary market. This property was sold as of March 31, 2009 with full collection of net book value. As of December 31, 2008, there were no restructured loans.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	March 31, 2009	December 31, 2008

	(Dollars in thousands)
Loans delinquent 30-89 days and accruing	$15,282	$12,829
Loans delinquent 90 days or more and accruing	600	—

Total performing delinquent loans	$15,882	$12,829

Total nonperforming assets could increase in the future if the national and local economies weaken further which may adversely affect the small businesses in our market area. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

Investments

The Bank purchases mortgage-backed securities and other investments as a source of interest income, credit risk diversification, manage interest rate sensitivity, and maintain a reserve of readily saleable assets to meet liquidity and loan requirements. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. Investment securities are held in safekeeping by an independent custodian. The Bank does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) or non-agency backed securities.

As of March 31, 2009 and December 31, 2008, the carrying values of securities pledged were $71,792,000 and $67,190,000, respectively, representing the entire investment securities portfolio. Not all of the securities pledged as collateral were required to securitize existing borrowings. The Bank’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of March 31, 2009 and December 31, 2008, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. The Bank also has pursued a strategy to purchase Government National Mortgage Association (GNMA) securities backed by the full faith and credit of the U.S. Government. The Bank also owned $8,652,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of March 31, 2009 and December 31, 2008, respectively. Interest-bearing time deposits in other financial institutions amounted to $565,000 and $558,000 as of March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, $7,490,000 of the securities were classified as held-to-maturity and $64,301,000 of the securities were classified as available-for-sale. At December 31, 2008, $10,774,000, of the securities were classified as held-to-maturity and $56,416,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Bank’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of March 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$16,609	$461	$(43)	17,027
U.S. Agency Securities	8,101	161	(3)	8,259
Municipal Securities	4,775	90	(1)	4,864
Collateralized Mortgage Obligation	33,500	651	—	34,151

Total Available-for-sale	$62,985	$1,363	$(47)	$64,301

Held-to-maturity
Mortgage backed securities	$7,490	$21	$(108)	$7,403

	As of December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,944	$369	$(115)	$15,198
U.S. Agency Securities	5,167	125	—	5,292
Municipal Securities	5,225	69	(38)	5,256
Collateralized Mortgage Obligation	30,177	496	(3)	30,670

Total Available-for-sale	$55,513	$1,059	$(156)	$56,416

Held-to-maturity
Mortgage backed securities	$10,774	$15	$(290)	$10,499

	As of March 31, 2009		As of December 31, 2008

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$17,027	5.04%	$15,198	5.23%
U.S. Agency Securities	8,259	2.99%	5,292	3.99%
Municipal Securities	4,864	3.93%	5,256	5.66%
Collateralized Mortgage Obligation	34,151	4.57%	30,670	4.63%

	$64,301	4.44%	$56,416	4.83%

Held-to-maturity
Mortgage backed securities	$7,490	3.55%	$10,774	4.02%

The Bank does not hold any high risk collateralized mortgage obligations or structured notes as of March 31, 2009 and December 31, 2008. The mortgage related securities are backed by GNMA, FNMA, or FHLMC or are collateralized by securities backed by these agencies.

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits) from the Bank’s market areas. At March 31, 2009, total deposits were $463,903,000, representing an increase of $3,601,000, or 0.8% over the December 31, 2008 balance. The Bank’s deposit growth plan for 2009 is to concentrate its efforts on increasing noninterest-bearing checking accounts. As of March 31, 2009, these accounts increased $1,367,000, or 4.1% as compared to December 31, 2008. The Bank also experienced an increase in the money market and savings accounts.

The Bank obtained wholesale deposits through deposit brokers of $76.4 million (16.5% of deposits) and $84.8 million (18.5% of deposits) and through non-brokered wholesale sources of $79.6 million (17.2% of deposits) and $89.3 million (19.4% of deposits) as of March 31, 2009 and December 31, 2008, respectively. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Bank may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Bank needs to renew maturing wholesale deposits at then current interest rates, the Bank incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. In 2008, the Bank terminated its relationship with Reserve Funds and established a similar relationship with Total Bank Solutions in 2008. As of March 31, 2009 and December 31, 2008, the deposits pursuant to this relationship were $27.0 million and $30.0 million, respectively. As of March 31, 2009 the rate was 1.30% as compared to a rate of 2.25% as of December 31, 2008.

On January 29, 2009, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. This is included in non-brokered wholesale certificates of deposits. The time deposit bears interest at the rate of 0.19% and matures on April 30, 2009. On February 19, 2009 the Bank renewed a $5.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 0.35% and matures on May 21, 2009. On December 19, 2008, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. The time deposit bears interest at the rate of 0.26% and matures on June 17, 2009. Assets pledged as collateral to the State consists of $39.7 million of the investment portfolio as of March 31, 2009.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	March 31, 2009			December 31, 2008

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Noninterest-bearing deposits	$34,627	7.5%	0.00%	$33,260	7.2%	0.00%
Interest-bearing checking deposits	8,731	1.9%	0.27%	9,736	2.1%	1.09%
Money Market and savings deposits	178,815	38.5%	1.21%	156,479	34.0%	1.79%
Certificates of deposit	241,730	52.1%	2.64%	260,826	56.7%	2.79%

Total deposits	$463,903	100.0%	1.85%	$460,301	100.0%	2.21%

The following schedule shows the maturity of the time deposits as of March 31, 2009:

	Certificates of Deposit

	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$87,662	36.2%	1.40%
Over 3 through 6 months	30,203	12.5%	2.78%
Over 6 through 12 months	38,601	16.0%	2.58%
Over 12 months through 2 years	43,058	17.8%	3.50%
Over 2 through 3 years	31,075	12.9%	3.95%
Over 3 through 4 years	9,329	3.9%	4.17%
Five years and over	1,802	0.7%	4.00%

Total	$241,730	100.0%	2.56%

Borrowed Funds

The Bank has secured advances from the Federal Home Loan Bank at March 31, 2009 and December 31, 2008 amounting to $175.1 million and $183.1 million, respectively, a 4.4% decrease. FHLB borrowings, which are used to hedge interest rate risk in the loan and investment portfolios, mature evenly on a monthly basis. Deposits generated through the business banking efforts and through consumers in the retail branches were used to partially pay down FHLB borrowings in the first quarter of 2009. This trend is expected to continue throughout 2009. As of March 31, 2009, unused borrowing capacity at the FHLB was $104.0 million under a formula based on eligible collateral. Assets pledged as collateral to the FHLB consisted of $253.6 million of the loan portfolio and $25.9 million of the investment securities portfolio as of March 31, 2009. As of December 31, 2008, unused borrowing capacity at the FHLB was $94.7 million. Assets pledged as collateral to the FHLB consisted of $256.1 million of the loan portfolio and $22.1 million of the investment securities portfolio as of December 31, 2008. The advances have been outstanding at varying levels during the three months ended March 31, 2009. Total interest expense on FHLB borrowings for the three month period ended March 31, 2009 and 2008 was $1,834,000 and $1,892,000, respectively.

Included in the FHLB borrowings of $175.1 million, as of March 31, 2009, the Company has borrowings outstanding of $126.1 with FHLB for Advances for the Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that the interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set forth certain information regarding the FHLB advances at or for the dates indicated:

	At March 31, 2009

Maturity	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$12,000	4.42%
Over 3 through 6 months	15,000	4.30%
Over 6 through 12 months	30,090	4.37%
Over 12 months through 2 years	60,000	4.25%
Over 2 through 3 years	32,995	3.88%
Over 3 through 4 years	16,000	3.84%
Over 4 years	9,000	3.75%

Total	$175,085	4.15%

	At or for the three months ended March 31, 2009	At or for the twelve months ended December 31, 2008

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$179,641	$167,854
Maximum amount outstanding at any month-end during the period	175,085	183,085
Balance outstanding at end of period	175,085	183,085
Average interest rate during the period	4.14%	4.19%
Average interest rate at end of period	4.15%	4.14%

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of March 31, 2009, the interest rate was 3.01%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of March 31, 2009, the interest rate was 2.70%. The debenture is subordinated to the claims of depositors and other creditors of the Bank. The proceeds from this debenture were used to pay off the debenture of $10,310,000 that was issued in 2002.

Total interest expense attributable to the junior subordinated debentures during the three months of 2009 versus the same period for 2008 was $152,000 and $138,000, respectively.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers Bank. The credit facility bears floating interest rate of three-month LIBOR plus 2.75% and will mature on March 28, 2018. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.45%. The Company paid a loan fee of 0.50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2009. The Company can receive up to $2 million in additional disbursements over the next twelve months. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months. On April 14, 2008, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was reduced from a rate of three-month LIBOR plus 2.75% to three-month LIBOR plus 2.25%.

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers Bank. The credit facility bears floating interest rate of three-month LIBOR plus 3.00% and will mature on June 26, 2018. The interest rate resets quarterly and the initial rate is set at a pretax interest cost of 5.81%. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months.

The Company used the net proceeds from this transaction to fund the growth of the Bank and to increase the Bank’s capital position. Total interest expense attributable to the long term debt for the three months ended March 31, 2009 and 2008 was $58,000 and zero, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies such as the Company.

The Company and the Bank intend to maintain regulatory capital in excess of the highest regulatory standard, referred to as “well capitalized.” The Company and the Bank routinely project its capital levels by analyzing forecasted earnings, credit quality, securities valuation, shareholder dividends, asset volumes, share repurchase activity, and other factors. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company and the Bank’s anticipated future needs. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and the Company’s ratios exceed the required minimum ratios for capital adequacy purposes. The capital ratios have been computed in accordance with regulatory accounting guidelines.

The Bank’s and the Company’s capital adequacy ratios are presented in the following table. As of December 31, 2008, the Company was not a holding company and, therefore, not subject to the FRB’s capital requirements, but was a holding company as of March 31, 2009.

Capital Ratios for the Bank:

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of March 31, 2009:

Total capital to risk-weighted assets	$62,698	10.5%	$47,770	8.0%	$59,712	10.0%
Tier 1 capital to risk-weighted assets	55,156	9.2%	23,981	4.0%	35,971	6.0%
Tier 1 capital to average assets	55,156	7.8%	28,285	4.0%	35,356	5.0%

As of December 31, 2008:

Total capital to risk-weighted assets	$62,968	10.5%	$47,976	8.0%	$59,970	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	21,636	4.0%	27,044	5.0%

Capital Ratios for Bancorp:

	Actual Capital		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of March 31, 2009:

Total capital to risk-weighted assets	$57,792	9.6%	$48,160	8.0%
Tier 1 capital to risk-weighted assets	49,133	8.2%	23,967	4.0%
Tier 1 capital to average assets	49,133	6.9%	28,483	4.0%

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

To meet liquidity needs, the Bank maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of March 31, 2009, liquid assets were comprised of $750 in Federal funds sold, $565,000 in interest-bearing deposits in other financial institutions, $7,700,000 in cash and due from banks, and $64,301,000 in available-for-sale securities. Those liquid assets equaled 10.4% of total assets at March 31, 2009. As of December 31, 2008, liquid assets were comprised of $838 in Federal funds sold, $558,000 in interest-bearing deposits in other financial institutions, $15,919,000 in cash and due from banks, and $56,416,000 in available-for-sale securities. Those liquid assets equaled 10.4% of total assets at December 31, 2008.

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

As of March 31, 2009, the Bank has additional borrowing capacity including unsecured lines of credit totaling $20.0 million with two correspondent banks and a $5.0 million line of credit with the Federal Reserve Bank of San Francisco to borrow through the Discount Window, which were not drawn upon at March 31, 2009. The Bank is also a member of the FHLB San Francisco and has a line of credit through pledged loans and securities for advances of $279.5 million of which $104.0 million was available at March 31, 2009.

Management anticipates that cash and cash equivalents on hand, deposits and borrowing capacity will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future, however, its management’s intention to reduce FHLB advances and brokered deposits as a percentage of total funding over the next two years.

For non-banking functions, Tamalpais Bancorp is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, is an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Tamalpais Bancorp expects cash dividends paid by the Bank to Tamalpais Bancorp to be sufficient to meet payment schedules. As of March 31, 2009 and December 31, 2008, there were $229,000 and $831,000 in dividends paid by Tamalpais Bancorp to the shareholders, respectively.

The Bank anticipates maintaining its cash levels in 2009 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during 2009, although such demand will be dictated by economic and competitive conditions. The Bank aggressively solicits non-interest bearing checking deposits and money market checking deposit, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposits, have been less stable during the recent period of increased rate competition from banks affected by the subprime and mortgage lending crisis. The growth of deposit balances is subject to heightened competition and the success of the Company’s sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short term borrowings. However, due to uncertainty in the general economic environment and competition, loan demand and levels of customer deposits are not certain.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Bank takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans. Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Bank is negatively affected by increasing interest rates. Conversely, the Bank would be positively affected in a decreasing rate environment.

The Bank has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and some of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Bank has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowing, brokered certificates of deposit, and non-brokered wholesale certificates of deposit. It’s managements strategy to minimize the use of FHLB advances, brokered deposits and non-brokered deposits beyond the need for interest rate risk management.

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

The following table shows the Bank’s cumulative gap analysis as of March 31, 2009:

	At March 31, 2009

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$4,198	$27,523	$21,050	$19,021	$71,792
Federal Funds	—	—	—	—	—
Interest-bearing deposits in other financial institutions	—	392	173	—	565
Loans	191,514	110,999	240,274	47,756	590,543
FHLB and PCBB Stock	8,702	—	—	—	8,702

Total	$204,414	$138,914	$261,497	$66,777	$671,602

Interest-Bearing Liabilities
Interest-bearing checking	$8,731	$—	$—	$—	$8,731
Money market and savings	178,815	—	—	—	178,815
Time deposits	87,662	68,804	83,462	1,802	241,730
FHLB advances	12,000	45,090	117,995	—	175,085
Other long term debt	—	—	—	6,000	6,000
Junior Subordinated Debentures	—	—	—	13,403	13,403

Total	$287,208	$113,894	$201,457	$21,205	$623,764

Interest rate sensitivity gap	(82,794)	25,020	60,040	45,572	47,838

Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-12.3%	-8.6%	0.3%	7.1%	7.1%

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

Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of March 31, 2009, the current one year gap ratio is -8.6%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

The Bank believes that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk. Specifically, the cumulative gap analysis does not address loans at their floor rates that cannot reset as rates change and does not incorporate varying prepayment speeds as interest rates change. The Bank, therefore, relies more heavily on the dynamic simulation model to monitor and control interest rate risk.

Interest Rate Sensitivity

The Bank uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. Sensitivity of Net Interest Income (“NII”) and Capital to interest rate changes arises when yields on loans and investments change in a different time frame or amount from that of rates on deposits and other interest-bearing liability. To mitigate interest rate risk, the structure of the Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits. The asset and liability policy sets limits on the acceptable amount of change to NII and Capital in changing interest rate environments. The Bank uses simulation models to forecast NII and Capital.

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

	Estimated Net Interest Income Sensitivity		Estimated Change in Economic Value of Equity

Simulated Rate Changes	As of March 31, 2009	As of December 31, 2008	As of March 31, 2009	As of December 31, 2008

+ 300 basis points	-3.42%	-7.26%	-14.63%	-32.02%
+ 200 basis points	-2.05%	-4.83%	-7.69%	-20.40%
+ 100 basis points	-0.87%	-2.48%	-3.86%	-10.90%
Unchanged	—	—	—	—
- 100 basis points	0.00%	1.04%	6.51%	13.87%

As illustrated in the above table, the Bank is currently liability sensitive for a rate change from -100 basis points to +300 basis points. The implication of this is that the Bank’s earnings will increase in a falling rate environment, as there are more rate-sensitive liabilities subject to reprice downward than rate-sensitive assets; conversely, earnings would decrease in a rising rate environment. Therefore, an increase in market rates could adversely affect net interest income. In contrast, a decrease in market rates may improve net interest income.

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

Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Bank tends to benefit slightly in the short-term from a decreasing interest rate market and, conversely, suffer in an increasing interest rate market. The management of Federal Funds rate by the Federal Reserve has an impact on the Bank’s earnings such that changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Company.

Item 1A: RISK FACTORS – NOT APPLICABLE

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

a)	Exhibits

	3. 4	Amended and Restated Bancorp Articles of Incorporation
	10.1	Severance Agreement for Mark Garwood and Michael Moulton
	10.2	Change in Control Agreement for Mark Garwood and Michael Moulton
	11.	Earnings per share (See Note 4 to the Consolidated Financial Statements of this report)
	31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMALPAIS BANCORP, INC.
A California Corporation

Date: May 14, 2009	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: May 14, 2009	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.4	Amended and Restated Bancorp Articles of Incorporation

10.1	Severance Agreement with Mark Garwood and Michael Moulton

10.2	Change in Control Agreement for Mark Garwood and Michael Moulton

11	Earnings per share (See Note 4 to Consolidated Financial Statements of this report)

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350