Form 10-Q
period 2009-06-30
TAMALPAIS BANCORP
filed 2009-08-14
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒: QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 0-50878

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock outstanding as of July 31, 2009: 3,823,634 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the financial condition, results of operation and business of Tamalpais Bancorp and its subsidiaries. Actual results may differ materially from management expectations, projections and estimates. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, capital adequacy, liquidity, reduction of loan concentrations, diversification of the deposit base, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) higher than expected credit losses; (2) our ability to enhance the capital ratios of the Bank and the Company; (3) our ability to diversify our loan portfolio; (4) our ability to reduce reliance on wholesale funding and generate low cost deposits from our market area; (5) competitive pressure among financial services companies increases significantly; (6) changes in the interest rate environment reduce interest margins; (7) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (8) legislation or regulatory requirements, regulatory actions against us, or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (9) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (10) decline in real estate values in the Company’s operating market areas; (11) volatility or significant changes in the equity and bond markets which can affect overall growth and profitability of the wealth advisors business; (12) changes in liquidity levels in capital markets; (13) changes in the quality or composition of Tamalpais Bank’s loan and investment portfolios; (14) changes in accounting principles, policies or guidelines; (15) asset/liability management risks and liquidity risks; and, (16) other risks detailed in the Tamalpais Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Tamalpais Bancorp, investors and others are cautioned to consider these and other risks and uncertainties. Tamalpais Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

PART I: FINANCIAL INFORMATION

The information for the three and six months ended June 30, 2009 and June 30, 2008 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Tamalpais Bancorp at June 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and six months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1: FINANCIAL STATEMENTS

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$14,927,122	$15,918,826
Federal funds sold	—	838

Total Cash and Cash Equivalents	14,927,122	15,919,664
Interest-bearing time deposits in other financial institutions	572,136	558,034

Investment securities:
Available-for-sale	56,388,787	56,415,727
Held-to-maturity, at cost	6,583,548	10,773,579
Federal Home Loan Bank restricted stock, at cost	8,652,000	8,652,000
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	595,636,720	592,543,181
Less: Allowance for loan losses	(17,598,602)	(8,093,499)

	578,038,118	584,449,682
Bank premises and equipment, net	3,691,614	3,935,230
Accrued interest receivable	4,091,028	3,861,854
Other real estate owed	4,553,407	417,207
Cash surrender value of bank-owned life insurance	11,035,181	10,828,936
Other assets	14,196,675	7,528,303

Total Assets	$702,779,616	$703,390,216

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$39,196,414	$33,259,929
Interest-bearing checking deposits	8,755,502	9,735,689
Money market and saving deposits	186,210,316	156,479,340
Certificates of deposit	250,170,495	260,826,102

Total Deposits	484,332,727	460,301,060
Federal Home Loan Bank Advances	163,085,000	183,085,000
Long term debt	5,857,143	6,000,000
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	2,694,190	3,227,823

Total Liabilities	669,372,060	666,016,883

Commitment and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 3,823,634 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	12,027,473	12,027,473
Additional Paid-In-Capital	1,076,400	949,488
Retained earnings	19,517,792	24,082,473
Accumulated other comprehensive income	785,891	313,899

Total Shareholders’ Equity	33,407,556	37,373,333

Total Liabilities and Shareholders’ Equity	$702,779,616	$703,390,216

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of (Loss)/Income
For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008,	2009	2008

Interest Income
Interest and fees on loans	$9,944,372	$9,930,424	$19,984,958	$19,365,983
Interest on investment securities	693,849	660,704	1,472,704	1,307,631
Interest on Federal funds sold	1,819	10,238	11,700	50,956
Interest on other investments	28	112,914	2,458	205,950
Interest on deposits in other financial institutions	7,134	8,011	14,103	15,922

Total Interest Income	10,647,202	10,722,291	21,485,923	20,946,442

Interest Expense
Interest expense on deposits	2,106,719	3,020,744	4,445,042	6,374,566
Interest expense on borrowed funds	1,748,891	1,680,555	3,582,966	3,277,387
Interest expense on long term debt	56,118	38,173	114,568	38,173
Interest expense on Junior Subordinated Debentures	151,856	150,806	303,763	352,941

Total Interest Expense	4,063,584	4,890,278	8,446,339	10,043,067

Net Interest Income Before Provision for Loan Losses	6,583,618	5,832,013	13,039,584	10,903,375
Provision for Loan Losses	10,620,000	598,858	14,004,000	943,957

Net Interest Income After Provision for Loan Losses	(4,036,382)	5,233,155	(964,416)	9,959,418

Noninterest Income
Gain on sale of loans, net	—	—	—	166,293
Loss on sale of securities, net	791	—	(8,852)	—
Gain on sale of other real estate owned, net	—	—	61,978	—
Loan servicing	44,700	48,999	91,549	84,758
Registered Investment Advisory Services fee income	126,950	149,986	258,540	306,833
Other income	299,471	240,956	623,405	582,939

Total Noninterest Income	471,912	439,941	1,026,620	1,140,823

Noninterest Expenses
Salaries and benefits	1,940,502	2,078,871	4,103,753	4,222,272
Occupancy	378,132	389,092	722,543	744,535
Advertising	110,550	69,896	251,212	148,241
Professional	263,176	150,889	446,567	298,176
Data processing	167,459	160,333	302,973	281,260
Equipment and depreciation	191,900	216,393	358,654	437,359
Other administrative	1,079,880	660,781	1,886,178	1,267,753

Total Noninterest Expense	4,131,599	3,726,255	8,071,880	7,399,596

Net (Loss)/Income Before Income Taxes	(7,696,069)	1,946,841	(8,009,676)	3,700,645
(Benefit) /Provision for Income Taxes	(3,403,206)	680,748	(3,674,413)	1,207,229

Net (Loss)/Income	$(4,292,863)	$1,266,093	$(4,335,263)	$2,493,416

(Loss)/Earnings Per Share
Basic	$(1.12)	$0.33	$(1.13)	$0.65

Diluted	$(1.12)	$0.33	$(1.13)	$0.65

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	Common Stock		Additional Paid-in	Comprehensive	Retained	Accumulated Other Comprehensive	Total Shareholders’

	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity

Balance, January 1, 2008	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	—	—	—		—	—	—
Redemption and retirement of stock	—	—	—		—	—	—
Cash Dividends	—	—	—		(391,210)	—	(391,210)
Share-based compensation	—	—	153,870		—	—	153,870
Comprehensive Income
Net Income for the period	—	—	—	$2,493,416	2,493,416	—	2,493,416
Unrealized security holding loss (net of $74,241 tax expense)				—		—	—

Total Comprehensive Income				$2,493,416

Balance, June 30, 2008	3,818,284	$11,977,473	$817,083		$22,186,873	$207,184	$35,188,613

Balance, January 1, 2009	3,823,634	$12,027,473	$949,488		$24,082,473	$313,899	$37,373,333

Cash Dividends	—	—	—	—	(229,418)	—	(229,418)
Share-based compensation expense	—	—	126,912	—	—	—	126,912
Comprehensive Income
Net Loss for the period	—	—	—	$(4,335,263)	(4,335,263)	—	(4,335,263)
Unrealized gain on cash flow hedge (net of $58,634 tax benefit)	—	—	—	—	—	176,808	176,808
Unrealized security holding gains (net of $582,562 tax expense)	—	—	—	—	—	295,184	295,184

Total Comprehensive Income				$(4,335,263)

Balance, June 30, 2009	3,823,634	$12,027,473	$1,076,400		$19,517,792	$785,891	$33,407,556

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,

	2009	2008

	(Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(4,335,263)	$2,493,416
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	389,869	442,874
Provision for loan losses	14,004,000	943,957
Change in deferred income taxes	(6,452,374)	—
Change in deferred cost, net of amortization	172,177	38,450
Change in loan servicing asset, net of amortization	16,279	39,990
Net amortization of premiums on investment securities	202,307	28,194
Share Based Compensation	126,912	153,870
FHLB stock dividends	—	(184,700)
Gain on Sale of Loans	—	(166,293)
Loans Originated for Sale	—	(300,000)
Proceeds from Loan Sales	—	7,345,593
Net loss on sale of investment securities	8,852	—
(Gain) loss on sale of other real estate owned	(61,978)	—
(Gain) loss on other-than-temporary impairment	(26,165)	66,968
Net change in bank owned life insurance	(206,245)	(237,065)
Net change in accrued interest receivable and other assets	(490,285)	(1,058,161)
Net change in accrued interest payable and other liabilities	(533,633)	774,749

Net Cash Provided By Operating Activities	2,814,453	10,381,842

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(12,318,020)	(96,196,319)
Principal reduction in securities available-for-sale	8,287,569	4,251,104
Principal reduction in securities held-to-maturity	1,430,493	1,929,082
Purchase of investment securities available-for-sale	(8,634,840)	(7,778,341)
Net change in interest earning deposits	(14,102)	(15,921)
Proceeds from sales of invstment securities avaiable-for-sale	3,449,581	—
Proceeds from sales of other real estate owned	479,185	—
Redemption of Federal Home Loan Bank stock	—	(1,238,400)
Purchase of property and equipment	(146,253)	(63,612)

Net Cash (Used By) Investing Activities	(7,466,387)	(99,112,407)

Cash Flows From Financing Activities
Net change in deposits	$24,031,667	$57,679,110
Net change in FHLB advances	(20,000,000)	25,677,500
Net change in Long Term Debt	(142,857)	6,000,000
Dividends paid	(229,418)	(391,210)

Net Cash Provided by Financing Activities	3,659,392	88,965,400

Net change in Cash and Cash Equivalents	(992,542)	234,835
Cash and Cash Equivalents, Beginning of Period	15,919,664	5,024,500

Cash and Cash Equivalents, End of Period	$14,927,122	$5,259,335

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$8,466,536	$10,880,189

Income taxes paid	$3,092,035	$1,075,000

Transfer of loans held for investment to held for sale	$—	$6,840,592

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$471,992	$(111,362)

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Introductory Explanation

On October 28, 2008, the Board of Directors of Tamalpais Bancorp (the “Company”) elected to apply to the Board of Governors of the Federal Reserve System to become a bank holding company (“BHC”). On the same date, the Board of Directors of Tamalpais Bank (the “Bank”) elected to apply to the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California industrial bank to a California state commercial bank. On January 8, 2009, the Company received the written consent from a majority of its shareholders to amend its Articles of Incorporation to authorize a class of preferred stock.

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

NOTE 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of the Company, and its subsidiaries, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank and Tamalpais Wealth Advisors (“TWA”), both of which are consolidated subsidiaries, and San Rafael Capital Trust II and III (the “Trusts”), which are wholly-owned unconsolidated subsidiaries that were formed in 2006 and 2007, respectively. All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2: Current Accounting Pronouncements

Statement of Financial Standard (SFAS) No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquire at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 141R is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009 and has had no impact on the Company’s financial statements.

On January 1, 2008, the Company also adopted the provisions of SFAS No. 157, Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) FAS No, 157-2. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP FAS No. 157-2 delays the effective date of the Financial Accounting Standards Board SFAS No. 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Other real estate owned is an example of a nonfinancial asset that the Company will be required to measure at fair value on a non-recurring basis in accordance with generally accepted accounting principles. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of SFAS No. 133. This statement is intended to enhance the current disclosure framework in SFAS No.133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company evaluated the effects of this Statement on its unaudited consolidated financial statements and determined that it did not have a significant impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that SFAS No. 162 will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” SFAS No. 163 seeks to bring consistency in the recognition and measurement of claim liabilities. This statement clarifies how SFAS No. 60 applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, increasing the comparability in financial reporting of financial guarantee contracts by insurance enterprises. The Company adopted SFAS No. 163 on January 1, 2009. The adoption of SFAS No. 163 did not have a significant impact on its consolidated financial statements.

SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. SFAS No. 165 did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS No. 168 is not expected have a significant impact on the Company’s consolidated financial statements.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS No. 132R-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP SFAS No. 132R-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures which will not have a significant impact in the Company’s consolidated financial statements as required by FSP SFAS No. 132R-1 will be included with the financial statements for the year ended December 31, 2009.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements in 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s consolidated financial statements.

FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS No. 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS No. 157-4 during the first quarter of 2009. Adoption of FSP SFAS No. 157-4 did not have a significant impact on the Company’s consolidated financial statements.

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

Under this FSP impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income. The standard summarized in the preceding paragraphs is effective for periods ending after June 15, 2009. The Company determined that the effectiveness of this standard did not have a significant impact on its consolidated financial statements.

FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. (FIN) 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS No. 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP SFAS No. 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. FSP SFAS No. 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

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

As of June 30, 2009, the Company has no outstanding standby Letters of Credit, approximately $46,114,000 in commitments to fund commercial real estate, construction, and land development loans, $4,170,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $21,496,000 in other unused commitments. As of December 31, 2008, the Company had no outstanding standby Letters of Credit, approximately $51,726,000 in commitments to fund commercial real estate, construction, and land development loans, $9,071,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $14,118,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $210,434 and $70,601 as of June 30, 2009 and December 31, 2008, respectively, for these commitments, which are recorded in “accrued interest payable and other liabilities.”

NOTE 4: Earnings Per Common Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common shares outstanding. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings.

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net (Loss)/Income as Reported	$(4,292,863)	$1,266,093	$(4,335,263)	$2,493,414

Weighted average shares:
Basic weighted average number of common shares outstanding	3,823,634	3,818,284	3,823,634	3,818,284
Dilutive effect of stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,823,634	3,818,284	3,823,634	3,818,284

Net (loss)/income per common share:
Basic	$(1.12)	$0.33	$(1.13)	$0.65
Diluted	$(1.12)	$0.33	$(1.13)	$0.65

NOTE 5: Stock Options

The Company maintains an Incentive Stock Option and Stock Appreciation Plan (the “Plan”) in which options to purchase shares of the Company’s common stock, or rights to be paid based on the appreciation of the options in lieu of exercising the options, are granted at the Board of Directors’ discretion to certain employees. The Plan was originally established in 1997 and was replaced by a new Plan in 2006. The Plan terminates in 2016 and provides for the grant of options for up to 561,668 shares of Company common stock, subject to adjustment upon certain events, such as stock splits. Options are issued with an exercise price equal to the fair market value of the stock at the date of grant. Options generally vest 20% on each anniversary of the grant for five years or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Options have a contractual term of ten years unless a shorter period is determined by the Board of Directors, or upon a specified period after termination of employment.

The Company also maintains a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Director’s Plan was established in 2003 and terminates in 2013. The Director’s Plan provides for the grant of options for up to 135,890 shares of Company common stock, subject to adjustment upon certain events, such as stock splits. However, at no time shall the total number of shares issuable upon exercise of all outstanding options under the Directors’ Plan or any other stock option plan of the Company and the total number of shares provided for a stock bonus or similar plan of the Company exceed thirty percent (30%) of its then outstanding shares of common stock. Options are issued with an exercise price equal to the fair market value of the stock at the date of grant. The options may vest immediately or may be subject to vesting over a specific period of time, as determined by the Board of Directors. Each option will expire 10 years after the date of grant, or if sooner, upon a specified period after termination of service as a Director.

A summary of activity for the Company’s options as of June 30, 2009 and 2008 is presented below.

	Six months ended June 30, 2009				Six months ended June 30, 2008

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of year	509,792	$12.09	—	—	395,359	$12.27	—	—
Granted	—	$—	—	—	175,750	$11.82	—	—
Cancelled/forfeited	(40,715)	$12.23	—	—	(41,979)	$12.43	—	—
Exercised	—	$—	$—	—	—	$—	$—	—

Options outstanding, end of quarter	469,077	$12.08	$3,195	6.80	529,130	$12.11	$—	7.38

Exercisable (vested), end of quarter	260,242	$11.84	$1,709	5.60	225,293	$11.62	$—	5.43

NOTE 6: Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. No options were granted in the first six months of 2009.

Six Months Ended June 30, 2008

Risk-free interest rate	3.44%
Expected dividend yield	1.50%
Expected life in years	7
Expected price volatility	25.61%

The weighted average grant date fair value of options granted as of June 30, 2009 and 2008 was $4.16 and $4.27, respectively. As of June 30, 2009 and 2008 there was $1,094,000 and $1,313,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 3.00 years and 2.95 years, respectively.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, the Company’s recorded share-based compensation expense could have been materially different from that reflected in these consolidated financial statements. In addition, the Company is required to estimate the expected forfeitures rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

NOTE 7: Shareholder’s Equity

Under SFAS No. 123R, which was implemented in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement with a corresponding increase in additional paid-in-capital. See Note 5 and 6 for further information on accounting for stock options and share-based payments.

Cash dividends paid to shareholders are recorded as a reduction to retained earnings. The Company declared dividends of $0.06 per share in January 2009 and November 2008, up from $0.05 per share in January 2008 and $0.055 per share in May and August 2008. On July 13, 2009, the Company announced that the Board of Directors had decided to suspend declaring quarterly dividends on its common stock.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009. Recurring assets are initially measured at fair value and are required to be re-measured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be re-measured at fair value after initial recognition in the financial statements at some time during the reporting period.

		Fair Value Measurements at June 30, 2009 Using:

Description	June 30, 2009	Quoted Prices in Active Markets for Idential Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measusred on a recurring basis:
Available-for-sale securities	$56,388,787	$—	$56,388,787	$—

	$56,388,787	$—	$56,388,787	$—

Assets and liabilities measusred on a non recurring basis:
Impaired loans	$20,976,120	$—	$20,976,120	$—
Other real estate owned	4,553,407	—	4,553,407	—
Derivative financial instruments	172,400	—	172,400	—

	$25,701,927	$—	$25,701,927	$—

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

In October 2008, the Bank entered into an interest rate swap contract with a notional amount of $13.0 million to hedge the interest rate associated with the $13.4 million of the variable rate junior subordinated debentures. The interest rate swap held by the Bank is scheduled to mature in December 2013. The swap effectively converts the debt from variable rate to fixed rate and qualifies for cash flow hedge accounting under SFAS No. 133. The fair value of this interest rate swap contract amounted to a payable of approximately $172,400 and $450,000 at June 30, 2009 and December 31, 2008, respectively, and was reported in other liabilities on the consolidated balance sheet. The interest expense was $64,546 and $101,618, respectively, for the three and six months ended June 30, 2009. The effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings. The ineffective portion of changes in fair value is recognized directly in earnings as interest expense. There was an immaterial amount of ineffectiveness recorded in interest income for the three and six months ended June 30, 2009.

NOTE 10: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the counties of Marin, San Francisco and Alameda. Although the Bank has a diversified loan portfolio, a large portion of its loans are secured by commercial property. The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco, 26%, Marin County, 13%, Alameda, 12%, Sonoma County, 11%, San Mateo, 7%, Contra Costa County, 6%, Santa Clara, 4%, Sacramento, 3%, Mendocino, 3%, Napa, 3% and Other 12%.

NOTE 11: Fair Value of Financial Instruments

SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009

	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$14,927,122	$14,927,122
Investment securities	62,972,335	71,660,000
Interest-bearing deposits in other financial institutions	572,136	572,136
Federal Home Loan Bank restricted stock	8,652,000	8,652,000
Pacific Coast Banker’s Bank stock	50,000	50,000
Loans receivable, net	578,038,118	605,222,000
Bank Owned Life Insurance	11,035,181	11,035,181
Accrued interest receivable	4,091,028	4,091,028

Financial liabilities:
Deposits	484,332,727	489,857,000
Federal Home Loan Advances	163,085,000	166,161,000
Long Term Debt	5,857,143	5,857,143
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	137,091	137,091

	Notional Amount	Cost to Cede or Assume

Off-Balance Sheet Instruments
Commitments to extend credit	$71,780,000	$717,800

The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.
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

NOTE 12: Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through August 14, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operation of the Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2008. These historical financial statements may not be indicative of the Company’s future performance.

Overview

The Company was incorporated under the laws of the State of California on December 20, 1988. On October 28, 2008, the Board of Directors of the Company elected to apply to the Board of Governors of the Federal Reserve System to become a BHC. On the same date, the Board of Directors of the Bank elected to apply to the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California industrial bank to a California state commercial bank.

On January 30, 2009, the Company filed amended Articles of Incorporation of the Bank with the Secretary of State of the State of California whereby the Bank converted from a California industrial bank to a California state chartered commercial bank. On January 30, 2009, the Company also notified the Federal Reserve Bank of San Francisco and the FDIC that the amendment to the Bank’s Articles of Incorporation amending the purpose clause to provide that the Bank is authorized to conduct a commercial banking business was filed with the California Secretary of State.

On January 30, 2009, the Bank converted form a California industrial bank to a California chartered commercial bank, and the Company became a BHC under the Bank Holding Company Act of 1956, as amended, (“BHCA”). As a BHC, the Company is subject to regulation and examination by the Federal Reserve Bank under the BHCA. Tamalpais Bancorp is also treated as a BHC under the California Financial Code. As such, the Company and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

As of June 30, 2009, the consolidated Company is comprised of three entities, the Company, the Bank and Tamalpais Wealth Advisors (“TWA”), both of which are wholly owned subsidiaries of the Company. San Rafael Capital Trust II and III (the “Trusts”) are wholly-owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

Tamalpais Bank

The Bank was established in 1991 and is subject to primary supervision, periodic examination and regulation by the DFI and by the FDIC as the Bank’s primary federal regulator. The Bank, a California chartered commercial bank, has its deposits insured by the FDIC to the extent provided by law. The Bank operates seven full service branches in Marin County, located north of San Francisco, California. The Bank offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers. The Bank seeks to focus on relationship-based community banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer. The Bank attracts deposits, loans and lines of credit from small-to-medium sized businesses, not-for-profit organizations, individuals, merchants, and professionals who live and/or work in the communities comprising the Bank’s market areas.

The Bank’s deposit products include checking products for both business and personal accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), and certificates of deposit products and certificate of deposit account registry services (“CDARS”), which is a network through which the Bank offers FDIC insurance up to $50 million by placing deposits in multiple banks participating in the network. The Bank also offers commercial cash management products and DepositNOW Remote Deposit Capture, which is a check clearing tool that allows customers to deposit checks without going to the Bank. A courier service is available to the Bank’s professional and business clients. Additionally, the Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its Internet banking products. The Bank’s ATM network is linked to both the STAR and PLUS networks and is also a member of the MoneyPass® nationwide network whereby customers have access to more than 24,000 surcharge-free ATMs.

The Bank’s lending programs include commercial and retail lending programs including commercial loans to businesses including SBA loans, revolving lines of credit and term loans, consumer loans including secured and unsecured lines of credit, commercial and industrial real estate loans, mortgages for multifamily real estate, land and construction lending for commercial real estate and single family residences. Historically the Bank made commercial real estate loans to investor borrowers, and is currently only doing this on an exception basis for existing commercial borrowers in an effort to reduce the concentration in commercial real estate.

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau. In Marin County, the median price for a single-family home is $800,000, according to DataQuick’s June 2009 home sales report. The per capita income is $44,962, which is the highest in the nation, and household income is $83,870, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $8.2 billion in total deposits as of June 30, 2008 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists primarily of Marin and San Francisco Counties and to a lesser degree the Greater Bay Area including Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

Fiscal year 2008 and the first two quarters of 2009 was a challenging time not only on the national level, but within the state of California, and more specifically, the Company’s primary market area. The ongoing recession that began in the fourth quarter of 2007 has severely impacted the national, state and local housing market. Based on data as of June 30, 2009, the median single family home price in Marin County was $800,000, down $46,000, or 5.4% from the same period a year ago.

The unemployment rate in California has increased dramatically, rising to 11.6% as of June 30, 2009, up from 7.1% as of June 30, 2008. The unemployment rate in Marin County has increased from 4.6% as of June 30, 2008 to 8.0% as of June 30, 2009. Although the Company’s market areas have historically weathered economic downturns better than other areas of the State,the decline in home values and rising unemployment, among other factors, have affected the ability of borrowers to satisfy their financial obligations on a national, state, and local level.

Company Strategy

During the past few years, the Company has adopted a business strategy of developing a business-based banking approach as a means of increasing market share in Marin County and, thereby increasing shareholder value. The Company’s strategy of focusing on business owners and individuals residing in the Company’s market area and providing them with financial services and advice to help them grow and prosper incorporates a relationship-based approach to customer service and marketing. The Company has demonstrated expertise in providing the full service banking needs of its business clients through appropriate financing and cash management services. The Company has also focused its sales efforts through its Marin County based team of business banking professionals on building the balances of more profitable, noninterest bearing and lower cost transaction accounts from within our market area in order to reduce the cost of funds and dependence on brokered deposits.

Management has embarked upon several ongoing strategic initiatives to strengthen the Company’s financial position, reduce credit and funding risk, increase core deposits and lower the cost of funds. In the first quarter of 2009 the Bank eliminated wholesale commercial and multi-family lending through mortgage brokers, closed the loan production office in Santa Rosa, and eliminated SBA lending outside the Company’s Bay Area footprint. This will allow the focus to be solely on in-market customers with whom the Company can develop a complete banking relationship. It also allows the Company to reduce the level of wholesale funding, as loan portfolio growth will be limited to customers with whom the Bank has a deposit relationship, including low cost transaction and checking accounts. The Company believes this strategy will increase franchise value and strengthen the balance sheet. Employees and directors of the Company maintain a high level of involvement and visibility within the community and not-for-profit sector.

The Company also added experience and depth to its credit administration team. In the fourth quarter of 2008, management hired a Chief Credit Officer with extensive in-market commercial lending experience and in the first quarter of this year added managers with specific experience in portfolio management and loan administration. In the second quarter of 2009, the Bank promoted Jamie Williams, who has over twenty years of working in the Marin County banking industry, to be President of the Bank. Management also obtains, from time to time, independent third party reviews of the loan portfolio from outside consultants who have bank regulatory or credit experience and are familiar with applicable regulatory guidelines and industry practices. All of these efforts enable the Company to continue to be proactive in monitoring credit quality now and in the future. The Company also plans to diversify the loan portfolio and reduce concentrations in commercial real estate and multifamily loans as well as reduce nonperforming and substandard loans.

In addition, the Company is taking steps to enhance the capital position of the Bank and the Company. In this regard, the Company is planning to moderate the rate of growth, control overhead and retain earnings. The Board of Directors has decided to discontinue paying dividends on its shares of common stock and has deferred payments on the Company’s trust preferred securities to prudently manage its capital position. The Board of Directors is also evaluating other alternative strategies, including raising capital.

The Company is focused on reducing its reliance on wholesale funding and on reducing its cost of funds by acquiring small business and consumer deposits through its team of business banking professionals and through its retail branches. As a result of these efforts FHLB borrowings have decreased $20 million in the first six months of 2009 while checking and money market accounts have increased $35 million.

The Company’s strategy incorporates:

•	tailoring loan and deposit products such as business lines of credit, owner user commercial real estate, term loans and cash management services to small-to-medium sized businesses;
•	growing business banking by expanding the team of experienced business bankers focusing on relationship banking including generating business deposits and related loan opportunities;
•	controlling general and administrative expenses;
•	increasing core deposits while reducing volatile funding sources;
•	increasing capital and related ratios;
•	focusing on credit quality with C&I, and a relationship oriented commercial lending and a diversified loan portfolio;

•	increasing non-interest income to a greater portion of total revenue; and
•	utilizing new technologies to better meet the financial needs of businesses and professionals.

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

Company Risks

Whether or not the Company can achieve its financial goals depends on risks and uncertainties that may be beyond the Company’s control. Risks and uncertainties that could affect the ability to grow deposits and loans include, among others:

•	higher than expected credit losses;
•	our ability to enhance the capital ratios of the Bank and the Company;
•	effect of government regulation and any regulatory orders we may become subject to:
•	our ability to reduce reliance on wholesale funding and generate low cost deposits from our market area;
•	our ability to meet our liquidity needs;
•	competitive pressures in the Bank’s marketing area;
•	changes in the interest rate environment;
•	general economic conditions, nationally, regionally and in the Bank’s operating market areas;
•	decreases in the value of real property in the Bank’s operating market areas;
•	changes in business conditions and inflation; and
•	loss of key management.

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

In the fourth quarter of 2008, the Company experienced a significant increase in nonperforming assets. Nonperforming assets totaled $17.2 million at year end 2008, up from $4.3 million at the end of third quarter 2008. The increase in nonperforming assets has continued through 2009 and was $25.5 million as of June 30, 2009. Small business owners have seen reduced revenues due to declining economic activity and rising unemployment has caused some borrowers to become delinquent on loan payments as savings accounts and other liquidity sources are depleted, and the value of land and construction loans have been severely impacted by the decline in home values.

Management believes that the increase in nonperforming assets will continue through at least the third quarter of 2009. The combined effects of declining commercial real estate values and deteriorating economic conditions will place continued stress on our small business and commercial real estate borrowers.

The Bank has ongoing programs to evaluate the adequacy of its allowance for loan losses in the current economic conditions. These programs use quantitative analysis to stress test the credit risk inherent in the loan portfolio under various default assumptions and incorporate current industry probabilities of default. In addition, the Bank has enhanced its process of evaluating nonperforming loans for impairment. This process involves, among other factors, obtaining updated appraisals, current financial statements, current credit reports, and verifying current net worth and liquidity positions of selected borrowers. The ongoing viability of businesses are also evaluated, including land and construction loans that have been impacted by the downturn in home values.

Based on the continued implementation of these processes and coupled with the increased level of nonperforming assets in the first six months of 2009, the allowance for loan losses is expected to increase for the remainder of 2009. In addition, as updated appraisals and financial information are received on specific nonperforming assets, specific impairment charges are also likely to increase throughout 2009 although the magnitude of these increases cannot be estimated at this time.

Global market and economic conditions continue to be disrupted and deteriorating, and the disruption has been particularly acute in the financial sector. In light of these recent events, the cost and availability of funds may be adversely affected by illiquid capital markets. In addition, the Company’s and the Bank’s decreased financial performance and lower capital levels may make it more difficult and more expensive to attract and retain deposit customers.

Critical Accounting Policies

The accounting policies are integral to understanding the results reported. The most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to result in valuation methods being well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to provide a process whereby changing methodologies will be implemented in an appropriate manner. The following is a brief description of the current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries. The Company evaluates the allowance for loan loss on a monthly basis and believes that the allowance for loan loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectability of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments. Management also obtains, from time to time, independent third party reviews of the loan portfolio from outside consultants who have bank regulatory or credit experience and are familiar with applicable regulatory guidelines and industry practices.

The Bank determines the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including an analysis of all significant credits on an individual basis. The Bank segments the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The Bank analyzes the following components of the portfolio and provides for them in the allowance for loan losses:

•	All significant credits, on an individual basis, that are classified doubtful.

•	All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they are provided for as part of an appropriate pool.

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

Available-for-Sale Securities

SFAS No. 115 requires that available-for-sale securities be carried at fair value. This is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

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

Stock-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and for all awards granted after that date as they vest. The fair value of each option is estimated on the date of grant and amortized over the service period using an option pricing model. Critical assumptions that affect the estimated fair value of each option include expected stock price volatility, dividend yield, option life and the risk-free interest rate.

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

Accounting Change

From time to time, the Financial Accounting Standards Board issues pronouncements which govern the accounting treatment for the Company’s financial statements. For a description of the recent pronouncements applicable to the Company, see Note 2 to the Unaudited Consolidated Financial Statements included in this report.

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

Recently, the federal government announced various programs under the Emergency Economic Stabilization Act of 2008 (“EESA”) intended to inject liquidity and stabilize the financial industry. EESA includes the Troubled Assets Relief Program (“TARP”) (which includes the TARP Capital Purchase Program), FDIC Temporary Liquidity Guarantee Program (“TLGP”) and the Money Market Investor Funding Facility. In the fourth quarter of 2008, the Bank elected to participate in the TLGP program, which provides unlimited FDIC insurance coverage, effective October 14, 2008, on transaction accounts until December 31, 2009. This insurance is in addition to the temporary FDIC increase in insurance coverage from $100,000 to $250,000 on all deposit accounts.

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

Results of Operations

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower deposit rates being offered by the Bank, which positively affected the interest margin. However, the variable rate loans adjusted downward with the decline in the Prime Rate, subject to any contracted floor rates. These changes resulted in an improvement to the net interest margin in the first three and six months of 2009 as compared to the same period in the prior year. This improvement was reduced somewhat by the increase in non-performing loans, which decreased the yield of the loan portfolio.

For the three months ended June 30, 2009, the Company reported on a consolidated basis, a net loss of $4,293,000 as compared to net income of $1,266,000 for the three months ended June 30, 2008, a decrease of $5,559,000 or 439.1%. Diluted and basic (loss)/earnings per share was $(1.12) and $0.33, respectively, for the three months ended June 30, 2009 and June 30, 2008, a decrease of 439.4%.

For the six months ended June 30, 2009, the Company reported on a consolidated basis, a net loss of $4,335,000 as compared to net income of $2,493,000 for the six months ended June 30, 2008, a decrease of $6,829,000 or 273.9%. Diluted and basic (loss)/earnings per share was $(1.13) and $0.65, respectively, for the six months ended June 30, 2009 and June 30, 2008, a decrease of 273.8%.

The ongoing and deepening recession has caused a continuing decline in real estate values and has reduced the liquidity and net worth of businesses and consumers in the Company’s market area. Results in the first half of 2009 were negatively impacted by the substantial increase in the provision for loan losses. The increased provision was necessitated by the continued deterioration in economic conditions, the ongoing decline in real estate values, updated assessments of the financial condition of borrowers, and specific analysis of property valuations. The loan loss provision in the three months ended June 30, 2009 was $10.6 million, as compared to $.60 million in the three months ended June 30, 2008 and $14.0 million in the first six months of 2009 compared to $.94 million in the first six months of 2008. The allowance for loan losses as a percent of total loans was increased to 2.95% as of June 30, 2009, up from 1.37% as of December 31, 2008.

The Bank increased core deposits during the first half of 2009, with noninterest checking accounts increasing to $39,196,000 as of June 30, 2009, up 17.8% for the year-to-date and 47.1% over the last twelve months and money market and savings deposits increasing 4.4% in the second quarter of 2009 compared to the same quarter last year. The success in increasing core deposits combined with the beneficial effects of loans in the Bank’s portfolio that had interest rate floors and/or initial fixed rates were primary factors in increasing net interest income during the six months ended June 30, 2009. Net interest income before provision for loan losses in the first and second quarter of 2009 was $6,584,000 and $13,040,000, the highest in the Company’s history, increasing 12.9% and 19.6%, respectively, over the same quarters last year. The increase in net interest income was partially offset by the increase in nonperforming assets and by the lack of a dividend from Federal Home Loan Bank restricted stock. Nonperforming assets caused a decrease in net interest income of $568,000 in the second quarter of 2009 as compared to a reduction in net interest income of $417,000 in the preceding quarter and $12,000 in the same quarter last year. The Company recognized no income on Federal Home Loan Bank restricted stock in the first or second quarter of 2009 as compared to $113,000 in the second quarter last year.

Total assets reached $702,780,000 as of June 30, 2009, a decrease of $611,000, or 0.09% from December 31, 2008. Total deposits were $484,333,000 as of June 30, 2009, an increase of $24,032,000, or 5.2% from December 31, 2008. Total loans receivable, net were $578,038,000 as of June 30, 2009, as compared to $584,450,000 as of December 31, 2008, representing a decrease of $6,412,000, or 1.1%.

The decrease in net income and fully diluted earnings per share for the three and six months ended June 30, 2009 over the same period in 2008 was primarily the result of the following:

•

The provision for loan losses in the three and six months ended June 30, 2009 was $10,620,000 and $14,004,000, respectively, as compared to a provision of $599,000 and $944,000, respectively, in the three and six months ended June 30, 2008. The increase in the provision reflects an increased allowance as a result of the current economic environment and the ongoing efforts to monitor and control credit risk.

•

Non-interest expense for the three and six months ended June 30, 2009 increased $405,000, or 10.9% and $709,000, or 9.6%, respectively, over the same period in the prior year and is primarily attributable to the following; Other administrative expenses increased $419,000, or 63.4% and 618,000, or 48.8%, respectively, in the three and six months ended June 30, 2009 over the same period in 2008, as a result of an accrual of $321,000 in the second quarter of 2009 for the industry wide FDIC insurance special assessment; professional expenses increased $112,000, or 74.4% and $185,000, or 70.9%, respectively; and advertising expenses increased $41,000, or 58.2% and $103,000, or 69.5%, respectively, over the same periods in the prior year partially offset by a decrease in salaries and benefits of $138,000, or 6.7% and $119,000, or 2.8%, respectively.

•

For the three months ended June 30, 2009, interest income decreased $75,000, or 0.70% which was primarily attributable to a decrease in interest income on other investments of $113,000, or 100% over the same period in the prior year partially offset by an increase in interest income on investment securities of $33,000, or 5.0% over the same period in the prior year.

•

Non-interest income decreased $77,000, or 7.0% for the six months ended June 30, 2009 as compared to the same period in the prior year. The Bank did not sell any loans in the first or second quarter of 2009 and therefore did not recognize a gain on sale of loans, compared to a gain on sale of $166,000 in the first quarter of 2008. Also, there was a decrease in registered investment advisory services fee income of $48,000, or 15.7% for the six months ended June 30, 2009 compared to the same period in the prior year.

Decreases in net income also were due to the following:

•

Interest expense on borrowed funds increased $68,000, or 4.1% and $306,000, or 9.3%, respectively, for the three and six month period ended June 30, 2009 as compared to the same periods in the prior year and is primarily attributable to the Bank having more borrowed funds in 2009 as compared to 2008.

•

The Company obtained a new $6 million credit facility from Pacific Coast Bankers’ Bank in 2008. The initial disbursement of $3 million was received from Pacific Coast Bankers’ Bank on March 31, 2008 and an additional disbursement of $2 million was received June 2008. The Company obtained an additional $1 million credit facility from Pacific Coast Bankers’ Bank in June 2008. Thus, there was an increase in interest expense on long term debt of $56,000, or 100% and $115,000, or 100%, respectively, in the first and second quarters of 2009 versus zero, respectively, recorded in the first and second quarters of 2008.

Partially offsetting the increase in the provision for loan losses, decrease in non-interest income and increase in non-interest expense, which had negative impacts on net income, were increases in interest income and a decrease in interest expense, which had positive impacts on net income as follows:

•

Interest income was $21,486,000, an increase of $539,000, or 2.6% for the six months ended June 30, 2009 as compared to the same period in 2008. The increase in interest income was largely due to an increased interest earning asset base and the beneficial effects of the decrease in short term interest rates, partially offset by a decreasing interest earning asset yield from 7.34% in 2008 to 6.38% in 2009.

•

Interest expense decreased $827,000, or 16.9% and $1,597,000, or 15.9%, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in the prior year which was primarily due to interest expense on deposits decreasing $914,000, or 30.3% and $1,930,000, or 30.3%, respectively. Also, interest expense on junior subordinated debentures decreased $37,000 or 19.6% and $87,000, or 22.3%, respectively, and is primarily attributable to the decreasing interest rate environment and the expense related to the interest rate swap.

Financial Condition

For the three and six months ended June 30, 2009, the Company’s return on average assets (“ROA”) was (2.48)% and (1.24)%, respectively, compared to 0.82% and 0.84%, respectively, for the same periods in 2008. The Company’s return on average equity (“ROE”) was (50.00)% and (24.34)%, respectively, for the three and six months ended June 30, 2009 compared to 14.73% and 14.51%, respectively, for each of the same periods last year. Management balances the desire to increase the return ratios with the desire to strengthen the Bank’s capital position, improve asset quality, reduce brokered CD’s and FHLB borrowings, and increase core deposits. The Bank’s market share of total Marin County deposits increased from 4.76% to 5.14%, or an increase of thirty-eight basis points for the twelve month period from June 2007 to June 2008 (the latest date for which the information is available).

The Bank is focusing on lowering the cost of funds and improving the core funding mix by generating low cost deposits through the Marin County based team of business banking professionals. The Bank’s full slate of business banking and cash management products, coupled with the business development team currently in place, has allowed the Bank to increase market share among small businesses. The Bank is reducing its reliance on FHLB borrowings but when necessary the FHLB borrowings are used to hedge interest rate risk in the loan and investment portfolios and mature evenly on a monthly basis. Management expects deposits generated through the business banking efforts and through consumers in the retail branches to partially replace FHLB borrowings and other wholesale funding sources throughout the remainder of the year and into the future.

The balance sheet shrank slightly to improve the funding mix and manage capital resources. As of June 30, 2009, consolidated total assets were $702,780,000 as compared to $703,390,000 at December 31, 2008, which represents a decrease of 0.09%. As of June 30, 2009, there were decreases in cash and due from banks of $992,000, or 6.2%, investment securities held-to-maturity $4,190,000, or 38.9%, bank premises and equipment of $244,000, or 6.2% and net, loans receivable of $6,412,000, or 1.1% partially offset by increases of $4,136,000, or 991.4% of other real estate owned, $229,000, or 5.9% of accrued interest receivable, $206,000, or 1.9% of cash surrender value of bank owned life insurance and $6,668,000, or 88.6% of other assets compared to December 31, 2008. The increase in other assets increased primarily as a result of an increase in the income taxes receivable as it related to the increase in the provision for loan losses during the first six months of 2009 as compared to the same period in the prior year.

As of June 30, 2009, consolidated total liabilities were $669,372,000 as compared to $666,017,000 at December 31, 2008, which represents an increase of 0.5%. Contributing to the increase in liabilities during the first half of 2009 was a decrease in FHLB advances of $20,000,000, or 10.9% as compared to the same period in 2008, long term debt of $143,000, or 2.4%, and accrued interest payable and other liabilities of $534,000, or 16.5% partially offset by an increase in deposits of $24,032,000, or 5.2%. In the current economic environment the Bank has experienced intense competition for deposits. This is primarily due to a combination of business and consumers having fewer funds to deposit and higher deposit rates offered by competitors in order to maintain their funding base. During this time, the Bank has maintained a rational approach to retaining relationship deposits without seeking deposits that are solely rate sensitive.

Shareholders’s equity decreased $3,966,000, or 10.6% to $33,408,000 at June 30, 2009 as compared to December 31, 2008. This was attributable to a net loss of $4,335,000, share-based compensation expense of $127,000 and cash dividends declared of $229,000 partially offset by an unrealized gain on a cash flow hedge of $177,000 and an unrealized security holding gain of $295,000.

As of June 30, 2009, TWA had approximately $371.2 million in assets under management as compared to $283.0 million for the same period prior year. The increase was primarily due to increases in the institutional fixed income portfolio partially offset by market depreciation.

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest earning assets, and interest expense on deposits and other interest bearing liabilities and is the most significant component of the Company’s earnings.

Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest earning assets and interest bearing liabilities. Comparisons of net interest income are frequently made using net interest margin and net interest rate spread. Net interest margin is expressed as net interest income divided by average earning assets. Net interest rate spread is the difference between the average rate earned on total interest earning assets and the average rate incurred on total interest bearing liabilities. Both of these measures are reported on a taxable equivalent basis. Net interest margin is the higher of the two because it reflects interest income earned on assets funded with non-interest bearing sources of funds, which includes demand deposits and shareholders’ equity.

The average balance of nonperforming loans is included in the average balance of loans. Because nonperforming loans do not accrue income, an increase in nonperforming loans will result in a decrease in asset yield.

For the three and six months ended June 30, 2009 compared to June 30, 2008, rates paid on interest-bearing liabilities declined faster than yields on earning assets, resulting in a one and five basis point increase, respectively, in net interest margin. The following presents average daily balances of assets, liabilities, and shareholders’ equity, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the three and six months ended June 30, 2009 and 2008.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

(dollars in thousands)	June 30, 2009			June 30, 2008

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1) (2)	$4,774	$47	5.58%	$7,103	$70	5.58%
Investment securities - Taxable (2)	61,316	647	4.23%	51,032	591	4.66%
Other investments	8,652	—	0.00%	7,853	113	5.79%
Interest bearing deposits in other financial institutions	504	7	5.57%	698	8	4.61%
Federal funds sold	3,596	2	0.22%	2,024	10	1.99%
Loans (3)	592,681	9,944	6.73%	529,895	9,930	7.54%

Total Interest Earning Assets	671,523	10,647	6.36%	598,605	10,722	7.20%
Allowance for loan losses	(14,131)			(5,460)
Cash and due from banks	3,847			4,541
Net premises, furniture and equipment	3,794			4,407
Other assets	27,819			19,058

Total Assets	$692,852			$621,151

Liabilities and Shareholders’ Equity
Interest bearing checking	$9,085	6	0.26%	$6,943	10	0.58%
Savings deposits (4)	178,556	529	1.19%	154,795	1,019	2.65%
Time deposits	240,655	1,572	2.62%	215,424	1,991	3.72%
Other borrowings	172,947	1,749	4.06%	164,888	1,681	4.10%
Long term debt	5,976	56	3.76%	3,500	38	4.37%
Junior Subordinated Debentures	13,403	152	4.55%	13,403	151	4.53%

Total Interest Bearing Liabilities	620,622	4,064	2.63%	558,953	4,890	3.52%
Noninterest deposits	35,334			24,518
Other liabilities	2,551			3,307

Total Liabilities	658,507			586,778
Shareholders’ Equity	34,345			34,373

Total Liabilities and Shareholders’ Equity	$692,852			$621,151

Net interest income		$6,583			$5,832

Net interest spread (5)			3.73%			3.68%
Net interest margin (6)			3.93%			3.92%

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

For the three and six months ended June 30, 2009, the Bank’s net interest income before the provision for loan losses increased $752,000 and $2,136,000, respectively, over the same periods in 2008. The increase in interest income was attributable to both an increased level of earning assets over prior periods and the beneficial effects of the decrease in short-term interest rates. The cost of deposits decreased faster than loan yields in the quarter due to interest rate floors and initial fixed rates on a majority of the Bank’s loan portfolio. As such, the Company’s interest margin currently benefits in periods of decreasing interest rates.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the three months ended June 30, 2009, the Bank’s net interest margin (“NIM”) was 3.93%, wider than at any other time over the last five years, increased from the NIM of 3.92% in 2008. The increase in the NIM in the second quarter of 2009 as compared to the same period in the prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs partially offset by lower loan yields in a declining interest rate environment and interest foregone on non-accrual loans. The Bank’s yield on average interest earning assets decreased from 7.20% as of June 30, 2008 to 6.36% as of June 30, 2009 as a result of the following.

The yield on the loan portfolio decreased eighty-one basis points from 7.54% in 2008 to 6.73% in 2009 which is primarily a result of the effect of competitive pressures on rates offered by the Bank due to decreases in interest rates implemented by the Federal Reserve Board in 2008. Yields on loan originations were lower than yields on loans that matured or had balance reductions during the period. The yield on the Bank’s Federal funds sold decreased to 0.22% in 2009 from 1.99% in 2008. The decrease in the yields on loans and Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) implemented by the Federal Reserve Open Market Committee (“FOMC”). In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% in December 2008 and has remained at that level through the second quarter of 2009. The average balance of investment securities – taxable in 2009 of $61,316,000 which represents an increase of 20.2% from 2008, nevertheless reflected a decrease in yield from 4.66% in 2008 to 4.23% in 2009. Again, the decrease in yield was a function of purchasing more securities with lower yields than the yields on securities that matured or had balance reductions. The yield on investment securities – muni’s remained unchanged in 2009 as compared to 2008. Other investments yield decreased to a zero yield in the second quarter of 2009 from 5.79% in the second quarter of 2008. The yield on interest bearing deposits in other financial institutions increased ninety-six basis points from 2009 as compared to 2008.

The rate paid on average interest bearing liabilities decreased from 3.52% to 2.63% when comparing the three month period ended June 30, 2009 to the same period a year ago. The rate paid on savings deposits decreased from 2.65% to 1.19% from 2008 as compared to 2009 and the rate paid on time deposits decreased from 3.72% to 2.62% from 2008 as compared to 2009. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in 2008. The rate on other borrowings and junior subordinated debentures remain relatively unchanged from the second quarter of 2009 as compared to second quarter of 2008. The rate paid on new long term debt of $6 million decreased sixty-one basis points from the second quarter of 2009 as compared to the same period a year ago.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Six Months Ended

(dollars in thousands)	June 30, 2009			June 30, 2008

	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1) (2)	$4,872	$96	5.58%	$6,638	$131	5.59%
Investment securities - taxable (2)	63,151	1,377	4.40%	49,633	1,177	4.77%
Other investments	10,303	2	0.04%	7,625	206	5.43%
Interest bearing deposits in other financial institutions	601	14	4.70%	667	16	4.82%
Federal funds sold	8,309	12	0.29%	3,627	51	2.83%
Loans (3)	591,730	19,984	6.81%	505,799	19,365	7.70%

Total Interest Earning Assets	678,966	21,485	6.38%	573,989	20,946	7.34%
Allowance for loan losses	(11,552)			(5,223)
Cash and due from banks	3,978			4,414
Net premises, furniture and equipment	3,834			4,500
Other assets	25,233			18,802

Total Assets	$700,459			$596,482

Liabilities and Shareholders’ Equity
Interest bearing checking	$9,086	$13	0.29%	$6,848	21	0.62%
Savings deposits (4)	175,427	1,139	1.31%	147,506	1,936	2.64%
Time deposits	247,573	3,292	2.68%	208,630	4,418	4.26%
Other borrowings	176,275	3,583	4.10%	157,408	3,277	4.19%
Long Term Debt	5,988	115	4.10%	2,000	38	3.82%
Junior Subordinated Debentures	13,403	304	4.57%	13,403	353	5.30%

Total Interest Bearing Liabilities	627,752	8,446	2.71%	535,795	10,043	3.77%
Noninterest deposits	34,477			23,737
Other liabilities	2,613			3,097

Total Liabilities	664,842			562,629
Shareholders’ Equity	35,617			33,853

Total Liabilities and Shareholders’ Equity	$700,459			$596,482

Net interest income		$13,039			$10,903

Net interest spread (5)			3.67%			3.57%
Net interest margin (6)			3.87%			3.82%

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

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, the Bank’s NIM was 3.87%, an increase from the NIM of 3.82% for the same period in 2008. The increase in the NIM in the first six months of 2009 as compared to the same period prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs partially offset by lower loan yields in a declining interest rate environment and interest foregone on non-accrual loans. The NIM during the second quarter of 2009 also benefitted from an improved funding mix. The Bank’s yield on average interest earning assets decreased from 7.34% as of June 30, 2008 to 6.38% as of June 30, 2009 as a result of the following.

The yield on the loan portfolio decreased eighty-nine basis points from 7.70% in 2008 to 6.81% in 2009 which is primarily a result of the effect of competitive pressures on rates offered by the Bank due to a decrease in the interest rates implemented by the Federal Reserve Board in 2008. Yields on new loan originations were lower than the yields on loans that matured or had balance reductions during the period. The yield on the Bank’s Federal funds sold decreased to 0.29% in 2009 from 2.83% in 2008. The decrease in the yields on loans and Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate in 2008 as discussed previously. The average balance of investment securities – taxable in 2009 of $63,151,000 which represents an increase of 27.3% from 2008, had a decrease in yield from 4.77% in 2008 to 4.40% in 2009. Again, the decrease in yield was a function of purchasing more securities with lower yields than the yields on securities that matured or had balance reductions. Other investments yield decreased to 0.04% in the first six months of 2009 from 5.43% in the first six months of 2008. The yield on interest bearing deposits in other financial institutions decreased twelve basis points from 2009 as compared to 2008. The yield on investment securities for municipal securities remained relatively unchanged from 2008 to 2009.

The rate paid on average interest bearing liabilities decreased from 3.77% to 2.71% when comparing the first six months of 2009 to the same period a year ago. The rate paid on savings deposits decreased from 2.64% to 1.31% from 2008 as compared to 2009 and the rate paid on time deposits decreased from 4.26% to 2.68% from 2008 as compared to 2009. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates due to actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased nine basis points from the first six months of 2009 as compared to the same period in the prior year. The rate paid on junior subordinated debentures decreased seventy- three basis points in the 2009 period when compared to 2008 due to a decline in the LIBOR rate, to which the borrowing is indexed. The rate paid on new long term debt of $6 million increased twenty-eight basis points from the first six months of 2009 as compared to the same period year ago.

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

	Six Months ended June 30, 2009
	Compared to Six Months ended June 30, 2008

	Volume	Rate	Total
	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$257	$(188)	$69
Other investments	295	(403)	(108)
Interest-bearing deposits	(2)	(0)	(2)
Federal Funds Sold	86	(125)	(39)
Loans	5,722	(5,103)	619

	6,358	(5,819)	539

Increase/(decrease) in Interest Expense
Interest-bearing checking	$14	$(22)	(8)
Savings deposits	854	(1,651)	(797)
Time Deposits	1,828	(2,954)	(1,126)
FHLB and other borrowings	583	(200)	383
Junior Subordinated Debentures	0	(49)	(49)

	3,279	(4,876)	(1,597)

Increase/(decrease) in Net Interest Income	$3,079	$(943)	$2,136

Non-interest Income

Non-interest income is comprised of gain on sale of loans, gain/(loss) on sale of securities, gain on sale of real estate owned, loan servicing, fees generated by TWA and other income. Non-interest income for the three months ended June 30, 2009 was $472,000, an increase of $32,000, or 7.3% from the same period in 2008. Non-interest income for the six months ended June 30, 2009 was $1,027,000, a decrease of $77,000, or 7.00% from the same period in 2008.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Three Months Ended		Increase/	Increase/	For the Six Months Ended		Increase/	Increase/

	June 30, 2009	June 30, 2008	(decrease) amount	(decrease) percent	June 30, 2009	June 30, 2008	(decrease) amount	(decrease) percent

Gain on sale of loans, net	$—	$—	$—	—	$—	$166,293	$(166,293)	-100.0%
Gain/(loss) on sale of securities, net	791	—	791	100.0%	(8,852)	—	(8,852)	100.0%
Gain on sale of other real estate owned, net	—	—	—	—	61,978	—	61,978	100.0%
Loan servicing	44,700	48,999	(4,299)	-8.8%	91,549	84,758	6,791	8.0%
Registered Investment Advisory Services fee income	126,950	149,986	(23,036)	-15.4%	258,540	306,833	(48,293)	-15.7%
Other income	299,471	240,956	58,515	24.3%	623,405	545,999	77,406	14.2%

Total	$471,912	$439,941	$31,971	7.3%	$1,026,620	$1,103,883	$(77,263)	-7.0%

The Bank did not sell any loans in the first two quarters of 2009 and therefore did not recognize a gain on sale of loans, compared to a gain on sale of $166,000 in the first half of 2008.

The gain/(loss) on sale of securities was not material in the 2009 period as compared to 2008. For the six months ended June 30, 2009, the gain/(loss) on sale of securities, net decreased $9,000, or 100%. The decrease is attributable to the Bank selling securities at a loss in the first six months of 2009 as compared to no sale of securities in the first six months of 2008.

There was no gain on sale of other real estate owned (“OREO”) for the three months ended June 30, 2009 as compared to a $62,000 net gain in the three months ended June 30, 2008 attributable to the sale of one OREO asset in the 2009 period.

Loan servicing income for the three months ended June 30, 2009 was $45,000, representing a decrease of $4,000, or 8.8% over the same period in the prior year. Loan servicing income for the six months ended June 30, 2009 was $92,000, representing an increase of $7,000, or 8.0% over the same period in the prior year. The loans that the Bank was servicing for others increased in the first quarter of 2009 and decreased in the second quarter of 2009 over the prior year periods.

Advisory Services fee income decreased $23,000, or 15.4% and $48,000, or 15.7%, respectively, from the three and six month periods ended June 30, 2009 as compared to the same periods in the prior year. These decreases are primarily attributable to the market declines affecting fees associated with its high net worth portfolio. As of June 30, 2009, TWA had approximately $371 million in assets under management of which $63 million represents the Bank’s investment portfolio, up 31.5% from the end of 2008, primarily due to growth in institutional fixed income portfolio.

Other income increased $59,000, or 24.3% for the three month period ended June 30, 2009 as compared to the same period prior year. The increase in 2009 as compared to 2008 is attributable to an increase in savings account service charges, return deposited item charges, safe deposit rental income and other than temporary impairment income. Partially offsetting these increases were decreases in NSF fees and debit card fee income.

Other income increased $77,000, or 14.2% for the six month period ended June 30, 2009 as compared to the same period prior year. The increase in 2009 as compared to 2008 is attributable to an increase in savings account service charges, miscellaneous income, return deposited item charges, safe deposit rental income, and other than temporary impairment income. Partially offsetting these increases were decreases in NSF fees, travelers expense fee income and Bank Owned Life Insurance interest income.

Non-interest Expense

Non-interest expense consists of salaries and benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the three and six month periods ended June 30, 2009 was $4,132,000, an increase of $405,000, or 10.9% and $8,072,000, an increase of $709,000, or 9.6%, respectively, as compared with the same periods in 2008.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended		Increase/	Increase/	For the Six Months Ended		Increase/	Increase/

	June 30, 2009	June 30, 2008	(decrease) amount	(decrease) percent	June 30, 2009	June 30, 2008	(decrease) amount	(decrease) percent

	(Dollars in thousands)				(Dollars in thousands)
Salaries and benefits	$1,940,502	$2,078,871	$(138,369)	-6.7%	$4,103,753	$4,222,272	$(118,519)	-2.8%
Occupancy	378,132	389,092	(10,960)	-2.8%	722,543	744,535	(21,992)	-3.0%
Advertising	110,550	69,896	40,654	58.2%	251,212	148,241	102,971	69.5%
Professional	263,176	150,889	112,287	74.4%	446,567	261,236	185,331	70.9%
Data processing	167,459	160,333	7,126	4.4%	302,973	281,260	21,713	7.7%
Equipment and depreciation	191,900	216,393	(24,493)	-11.3%	358,654	437,359	(78,705)	-18.0%
Other administrative	1,079,880	660,781	419,099	63.4%	1,886,178	1,267,753	618,425	48.8%

Total	$4,131,599	$3,726,255	$405,344	10.9%	$8,071,880	$7,362,656	$709,224	9.6%

Salaries and benefits is the largest component of non-interest expense. For the three months ended June 30, 2009, salaries and benefits decreased by $138,000, or 6.7% as compared to the same period in the prior year. The Company’s full time equivalent (“FTE”) employees decreased with FTE of 70 as of June 30, 2009 compared to FTE of 75 as of June 30, 2008. The decrease in salaries and benefits is primarily attributable to ongoing efforts to control overhead including limiting additions to staff and elimination of bonus accruals and lower employee commissions. Additionally, there were lower capitalization of deferred loan costs as defined in SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Partially offsetting these decreases, there were increases in workers compensation insurance for the three months ended June 30, 2009 as compared to the same period in the prior year.

For the six months ended June 30, 2009, salaries and benefits decreased by $119,000, or 2.8% as compared to the same period in the prior year. The Company’s FTE employees decreased with the FTE of 70 as of June 30, 2009 compared to FTE of 75 as of June 30, 2008. The decrease in salaries and benefits is primarily attributable to elimination of bonus accruals and lower employee commissions for the six months ended June 30, 2009 as compared to 2008. Partially offsetting these decreases, there were increases in salaries and wages.

For the three and six months ended June 30, 2009, the decrease of $11,000, or 2.8% and $22,000, or 3.0%, respectively, in occupancy costs is largely due to decreases in the amortization of tenants improvement and service and maintenance expense as compared to the same periods in the prior year.

Advertising costs increased $41,000, or 58.2% and $103,000, or 69.5%, respectively, in the three and six months ended June 30, 2009 as compared to the same periods in the prior year. The Company increased advertising expenses for the Bank in the first and second quarter of 2009 as compared to the same periods in the prior year.

Professional services increased $112,000, or 74.4% and $185,000, or 70.9%, respectively, in the three and six months ended June 30, 2009 as compared with the same periods in the prior year. The increases in 2009 as compared to 2008 was primarily attributable to higher legal expenses including loan related legal expenses, consulting services, and audit and CPA expenses.

Data processing expenses for the three months ended June 30, 2009 were $167,000, an increase over the same period in 2008 of $7,000, or 4.4%. Data processing expenses for the six months ended June 30, 2009 were $303,000, an increase over the same period in 2008 of $22,000, or 7.7%. The increases are largely attributable to an increase in third party IT support.

For the three and six months ended June 30, 2009, a decrease of $24,000, or 11.3% and $79,000, or 18.0%, respectively, in depreciation and amortization expense is primarily attributable to decreases in depreciation expense, service and maintenance expense and purchasing expense as compared to the same periods in the prior year.

Other administrative expenses of $1,080,000 for the three months ended June 30, 2009 represents a $ 419,000 or 63.4% increase over the same period in 2008. This increase is primarily attributable to an accrual in the second quarter of 2009 of $321,000 for the industry wide FDIC insurance special assessment and deposit insurance premiums that were $37,000 higher due to the FDIC’s increase in deposit insurance premium rates. Additionally, there were increases in OREO operating expenses partially offset by a decrease in office supplies.

Other administrative expenses of $1,886,000 for the six months ended June 30, 2009 represents a $618,000 or 48.8% increase over the same period in 2008. This increase is primarily attributable to an accrual in the second quarter of 2009 of $321,000 for the industry wide FDIC insurance special assessment and deposit insurance premiums that were $57,000 higher due to the FDIC’s increase in deposit insurance premium rates. Additionally, there were increases in general corporate insurance expense, debit card losses and OREO operating expenses partially offset by decreases in office supplies and compensation cost.

The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) measures the Company’s productivity. It represents the cost required to generate each dollar of revenue. The Company’s efficiency ratio was 58.6% and 57.4%, respectively, for the three and six months ended June 30, 2009 as compared to 59.6% and 61.4%, respectively, for the three and six months ended June 30, 2008.

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

The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market and increasing unemployment rate. Over the last two quarters, there has been unprecedented volatility and deterioration in the financial markets, witnessing the failure of well-known companies and including a national recession. In this environment, loan quality has already shown weakness as a result of general economic conditions and could deteriorate even further. Consequently, the Bank has increased the provision for loan losses.

The Company increased the allowance for loan losses at a faster rate than the increase in nonperforming assets in the first six months of 2009. Reserves were increased in the second quarter of 2009 and the book value of specific assets was written down to reflect current fair market values in this recessionary economy.

For the three and six months ended June 30, 2009, the provision for loan losses was $10,620,000 and $14,004,000, respectively, as compared to a provision for loan losses of $599,000 and $944,000, respectively, for the same periods in 2008. The increases in the provisions were the result of an overall deterioration in credit quality and an increased provision associated with specific nonperforming loans. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Income Taxes

The Company reported a benefit of $3,403,000 and $3,674,000, respectively, for the three and six months ended June 30, 2009 compared to a provision for income taxes of $681,000 and $1,207,000, respectively, for the same periods in the prior year, a decrease of $4,084,000, or 599.9% and $4,882,000, or 404.4%, respectively. The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company manages its effective tax rate through tax benefits associated through the purchase of Bank Owned Life Insurance (“BOLI” – the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

FINANCIAL CONDITION

Loans

Loans, net, decreased by $6,412,000, or 1.1% as of June 30, 2009 as compared to December 31, 2008. During the last few years, the Bank has emphasized the growth of its commercial loan portfolio and has augmented its traditional commercial real estate and multifamily loans and services with small business lending. The Bank seeks to maintain a loan portfolio that is well balanced in terms of borrowers, collateral, geographies, industries and maturities. The recent downward pressure on real estate values and the Bank’s concentration in commercial real estate loans has resulted in the Bank limiting its commercial real estate lending to owner user properties at this time. The Bank has not participated in subprime residential mortgage lending and has low exposure to construction and land loans.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At June 30, 2009		At December 31, 2008

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)

One-to-four family residential	$30,962	5.2%	$33,695	5.7%
Multifamily residential	166,928	28.0%	171,136	28.9%
Commercial real estate	315,653	53.3%	322,861	54.5%
Land	9,812	1.6%	10,905	1.8%
Construction real estate	38,917	6.5%	31,077	5.2%
Consumer loans	2,494	0.4%	2,111	0.4%
Commercial, non real estate	29,077	4.9%	18,913	3.2%

Total gross loans	593,843	99.7%	590,698	99.7%
Net deferred loan costs	1,794	0.3%	1,845	0.3%

Total loans receivable, net of deferred loan costs	$595,637	100%	$592,543	100%

Outstanding loan commitments at June 30, 2009 and December 31, 2008 primarily consisted of undisbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. Based upon past experience, the outstanding loan commitments may grow throughout the year if loan demand increases, subject to economic conditions. As of June 30, 2009, the hospitality industry was identified as a concentration of credit as it represents 13% of the loan portfolio. Additionally, as of June 30, 2009 and December 31, 2008, approximately 89.6% and 90.7%, respectively, of the Bank’s loans were secured by real estate.

The substantial decline in the economy in general and the decline in residential and commercial real estate values in the Company’s primary market area in particular have had an adverse impact on the collectability of certain of these loans and have required increases in the provision for loan losses. The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans. Management believes that the adverse impact on the collectability of certain of these loans will continue through at least the third quarter of 2009, as the combined effects of declining commercial real estate values and deteriorating economic conditions will place continued stress on the Bank’s small business and commercial real estate investor borrowers.

As of June 30, 2009, there were $78,685,000 in hospitality loans representing 13% of the loan portfolio. Of this amount $30,089,000 are loans originated through the SBA 504 program with an average original loan to value ratio of 49%, $37,175,000 are commercial real estate loans not originated through the SBA 504 program, $4,263,000 are the disbursed balance of construction loans, and $7,117,000 are non-real estate secured commercial loans. Hospitality loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments. All loans have been assigned to a Portfolio Manager for enhanced monitoring. Updated financial data is being obtained from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the hospitality loan portfolio.

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

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers. The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property. The Bank protects its collateral interests by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

As of June 30, 2009, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets forth the repricing percentages of the adjustable rate loans as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

Reprice within one year	29.7%	40.9%
Reprice within one to two years	13.5%	9.5%
Reprice within two to three years	11.0%	10.7%
Reprice within three to four years	13.3%	12.0%
Reprice within four to five years	19.4%	19.1%
Reprice after five years	13.1%	7.8%

Total	100.0%	100.0%

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management has instituted loan policies which include using grading standards and criteria similar to those employed by bank regulatory agencies to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. Management conducts a critical evaluation of the loan portfolio quarterly. This evaluation is an assessment of a number of factors including the results of the internal loan review, external loan review by outside consultants from time to time, and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Foreclosed or repossessed loan collateral, OREO, is recorded at the lower of cost or appraised value less estimated costs.

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

Each month the Bank reviews the allowance and makes additional transfers to the allowance as needed. As of June 30, 2009 and December 31, 2008, the allowance for loan losses was 2.95% and 1.37%, respectively, of gross loans outstanding. While no assurance can be given, management believes that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market area. The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise. As of June 30, 2009 and December 31, 2008, charge-offs of loans totaled $4,499,000 and $37,000, respectively, and recoveries on previously charged-off loans totaled zero and $25,000, respectively. There were thirty seven nonperforming loans and six foreclosed properties that were transferred to OREO as of June 30, 2009 and eighteen nonperforming loans and one foreclosed property that was transferred to other real estate owned as of December 31, 2008.

As of June 30, 2009 and December 31, 2008, the ratio of the allowance for loan losses to nonperforming loans was 83.9% and 48.3%, respectively. The allowance is maintained by categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. Although the Bank deems these levels adequate, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the six months ended June 30, 2009	For the twelve months ended December 31, 2008

	(Dollars In Thousands)
Gross Loans Outstanding, Period End	$595,637	$592,543
Average amount of loans outstanding	591,730	541,544
Period end non-performing loans outstanding	25,529	16,758

Loans Loss Reserve Balance, Beginning of Period	$8,094	$4,915
Charge-offs	(4,499)	(37)
Recoveries	—	25
Additions/(Reductions) charged to operations	14,004	3,191

Allowance for Loan Loss, End of Period	$17,599	$8,094

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.76%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	2.95%	1.37%

Nonperforming Assets

The Bank manages credit losses by consistently enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Bank closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Internal and external loan reviews are performed periodically using grading standards and criteria similar to those employed by bank regulatory agencies. Management has evaluated loans that it considers to carry additional risk above the normal risk of collectability, and by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, and other collection techniques.

The Bank has instituted a process to review all non-performing loans on a quarterly basis in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impairment on specific loans as of June 30, 2009 was $914,000 as compared to zero as of December 31, 2008. The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection or if the Bank determines that there is little to no chance of being paid current by the borrower. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal.

When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as OREO. OREO is carried on the books as an asset at fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” The Company had six OREO’s as of June 30, 2009 for $4,553,000 and one OREO for $417,000 as of December 31, 2008.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated:

	June 30, 2009	December 31, 2008

	(Dollars in thousands)
Non-accrual loans	$20,976	$16,758
Other real estate owned	4,553	417
Restructured Loans	—	—

Total nonperforming assets	$25,529	$17,175

Nonperforming assets as a percent of total loans	4.30%	2.91%
Nonperforming assets as a percent of total assets	3.63%	2.44%

As of June 30, 2009, there were thirty-seven loans totaling approximately $20,976,000 which were on non-accrual status. Included in the nonperforming loans are the following six loans with a book value of $9,724,000 that exceed $1.0 million each:

•

A $5,400,000 commercial term loan secured by real estate located in San Francisco, CA. A charge of $3,435,000 has been recorded against this loan to bring its book valuation to $1,965,000. This loan, which is secured by a mixed use property and was originated in 2007 with re-development potential, is now in foreclosure.

•

A $2,167,000 land/construction loan in Carmel Valley, CA secured by a first deed of trust on property zoned for hospitality with a 50% participation with another lender. This loan had an original loan-to-value ratio of 25%.

•	A $1,112,000 SBA 504 loan secured by a first deed of trust loan secured by commercial real estate in Napa County with an original loan-to-value ratio on the loan of 50%.

•

A $2,110,000 loan secured by a first deed of trust on a multifamily residential property located in Richmond, CA and cross-collateralization by a second deed of trust on commercial real estate. The combined loan-to-value ratio on the loan is 66%.

•

A $1,365,000 loan in Mendocino, CA secured by a first deed of trust on a bed and breakfast with an original loan-to-value ratio of 60%. A specific impairment of $243,000 has been recorded on this loan.

•	A $1,005,000 loan secured by a first deed of trust on a multi-family residential property located in Oakland, CA with an original loan-to-value of 72%.

The thirty-one other nonperforming loans totaling $11,253,000 are under $1.0 million each and are from a general cross-section of the loan portfolio.

The Bank also has six foreclosed OREO assets with an aggregate principal balance of $4,553,000 as of June 30, 2009. Included in the OREO balance is a $2.9 million luxury single family home under construction in Scottsdale, Arizona. This property was one of four out-of-state loans made by the Bank. A charge off of $385,000 was recorded to reduce the carrying value of the property to its estimated net realizable value. The remaining five foreclosed properties have a book value of under $1 million each. The OREO asset for $2.9 million and the six nonperforming loans over $1.0 million represent 63.1% of the total nonperforming assets as of June 30, 2009.

As of June 30, 2009, there were no restructured loans. The gross interest income that would have been recorded had non-accrual loans been current totaled $1,016,000 for the six months ended June 30, 2009.

As of December 31, 2008, there were eighteen loans totaling $16,758,000 which were on non-accrual status as follows. Three of the non-accruals were multifamily loans totaling $1,464,000, two non-accruals were construction real estate loans totaling $2,411,000 and thirteen of the non-accruals were commercial real estate loans totaling $12,883,000.

Included in these totals are as follows:

•

The $3,300,000 commercial bridge loan secured by real estate which is located in Scottsdale, AZ and was transferred to OREO in February 2009. The October 2008 appraised value of the property that secured this loan was $4.3 million.

•

The $5,400,000 commercial bridge loan (with an initial term of two years) secured by real estate located in San Francisco, CA, which was originated in April 2007 and is described above. It is zoned for residential condominium development and the original loan-to-value was at 64%.

•

The $2,167,000 land/construction loan described above, secured by a first deed of trust on property located in Carmel Valley, CA and zoned for hospitality purposes with a 50% participation with another lender and which had an original loan-to-value ratio of 25%.

These three non-accrual loans represent 63% of the total nonperforming assets as of December 31, 2008. The Bank also has one foreclosed OREO asset located in the Bank’s primary market area. This property was sold as of March 31, 2009 with full collection of net book value. The gross interest income that would have been recorded had non-accrual loans been current totaled $497,000 for the year ended December 31, 2008. As of December 31, 2008, there were no restructured loans.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	June 30, 2009	December 31, 2008

	(Dollars in thousands)
Loans delinquent 30-89 days and accruing	$15,767	$12,829
Loans delinquent 90 days or more and accruing	4,982	—

Total performing delinquent loans	$20,749	$12,829

Total nonperforming assets could increase in the future if the national and local economies weaken further which may adversely affect the small businesses in our market area. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

Investments

The Bank purchases mortgage-backed securities and other investments as a source of interest income, credit risk diversification, to manage interest rate sensitivity, and to maintain a reserve of readily saleable assets to meet liquidity and loan requirements. Sales of “Federal Funds,” short-term loans to other banks, are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. Investment securities are held in safekeeping by an independent custodian. The Bank does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) or non-agency backed securities.

There were no borrowings outstanding collateralized by the investment portfolio as of June 30, 2009. As of December 31, 2008, the carrying value of securities pledged was $67,190,000 but not all of the securities pledged as collateral were required to securitize existing borrowings. The Bank’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of June 30, 2009 and December 31, 2008, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. The Bank also has pursued a strategy to purchase Government National Mortgage Association (GNMA) securities backed by the full faith and credit of the U.S. Government. The Bank also owned $8,652,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Bankers’ Bank stock as of June 30, 2009 and December 31, 2008, respectively. Interest-bearing time deposits in other financial institutions amounted to $572,000 and $558,000 as of June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, $6,584,000 of the securities were classified as held-to-maturity and $56,389,000 of the securities were classified as available-for-sale. At December 31, 2008, $10,774,000, of the securities were classified as held-to-maturity and $56,416,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Bankers’ Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Bank’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,343	$444	$(12)	14,775
U.S. Agency Securities	4,821	121	—	4,942
Municipal Securities	4,774	57	(47)	4,784
Collateralized Mortgage Obligation	31,030	858	—	31,888

Total Available-for-sale	$54,968	$1,480	$(59)	$56,389

Held-to-maturity
Mortgage backed securities	$6,584	$46	$(62)	$6,568

	As of December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,944	$369	$(115)	$15,198
U.S. Agency Securities	5,167	125	—	5,292
Municipal Securities	5,225	69	(38)	5,256
Collateralized Mortgage Obligation	30,177	496	(3)	30,670

Total Available-for-sale	$55,513	$1,059	$(156)	$56,416

Held-to-maturity
Mortgage backed securities	$10,774	$15	$(290)	$10,499

	As of June 30, 2009		As of December 31, 2008

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,775	4.57%	$15,198	5.23%
U.S. Agency Securities	4,942	4.12%	5,292	3.99%
Municipal Securities	4,784	3.95%	5,256	5.66%
Collateralized Mortgage Obligation	31,888	4.61%	30,670	4.63%

	$56,389	4.50%	$56,416	4.83%

Held-to-maturity
Mortgage backed securities	$6,584	2.11%	$10,774	4.02%

The Bank does not hold any non-agency collateralized mortgage obligations or structured notes as of June 30, 2009 and December 31, 2008. The mortgage related securities are backed by GNMA, FNMA, or FHLMC or are collateralized by securities backed by these agencies. Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. We do not have the intent to sell a temporarily impaired security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis. Additionally, the Bank has evaluated the credit ratings of the investment securities. Based on this evaluation, Management has determined that no investment security is other-than-temporarily impaired.

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits) from the Bank’s market areas. At June 30, 2009, total deposits were $484,333,000, representing an increase of $24,032,000, or 5.2% over the December 31, 2008 balance. The Bank’s deposit growth plan for 2009 is to concentrate its efforts on increasing noninterest-bearing checking accounts. As of June 30, 2009, these accounts increased $5,936,000, or 17.9% as compared to December 31, 2008. The Bank also experienced an increase in the money market and savings accounts of $29,731,000, or 19.1% from December 31, 2008 to June 30, 2009.

The Bank obtained wholesale deposits through deposit brokers of $146.6 million (30.3% of deposits) and $84.8 million (18.5% of deposits) and through non-brokered wholesale sources of $63.1 million (13.4% of deposits) and $89.3 million (19.4% of deposits) as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, $54.8 million of deposits were reclassed from Money Market and savings to Brokered Money Market. These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, the Bank may not be able to replace all wholesale deposits with retail deposits upon maturity. To the extent that the Bank needs to renew maturing wholesale deposits at then current interest rates, the Bank incurs the risk of paying higher interest rates for these potentially volatile sources of funds.

In 2004, the Bank established a relationship with Reserve Funds, an institutional money manager that offers a money market savings based sweep product to community banks. Under this program, end investors use Reserve Funds as a conduit to invest money market savings deposits in a consortium of community banks. The end investors receive a rate of interest that is generally higher than alternative money market funds, the community banks receive large money market savings balances, and Reserve Funds receives a fee by acting as the conduit. The Bank began accepting deposits from this program in November 2004. In 2008, the Bank terminated its relationship with Reserve Funds and established a similar relationship with Total Bank Solutions in 2008. As of June 30, 2009 and December 31, 2008, the deposits pursuant to this relationship were $54.8 million and $30.0 million, respectively. As of June 30, 2009 the rate was 1.15% as compared to a rate of 2.25% as of December 31, 2008.

On April 30, 2009, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. This is included in non-brokered wholesale certificates of deposits. The time deposit bears interest at the rate of 0.19% and matured on July 30, 2009 and was not renewed.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	June 30, 2009			December 31, 2008

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)

Noninterest-bearing deposits	$39,196	8.1%	0.00%	$33,260	7.2%	0.00%
Interest-bearing checking deposits	8,756	1.8%	0.05%	9,736	2.1%	0.09%
Money Market and savings deposits	186,210	38.4%	1.21%	156,479	34.1%	1.79%
Certificates of deposit	250,170	51.7%	2.60%	260,826	56.6%	2.79%

Total deposits	$484,332	100.0%	1.81%	$460,301	100.0%	2.19%

The following schedule shows the maturity of the time deposits as of June 30, 2009:

	Certificates of Deposit

	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$53,602	21.4%	1.76%
Over 3 through 6 months	42,071	16.8%	2.16%
Over 6 through 12 months	64,133	25.6%	2.22%
Over 12 months through 2 years	59,465	23.8%	3.36%
Over 2 through 3 years	23,969	9.6%	3.92%
Over 3 through 4 years	5,406	2.2%	4.27%
Five years and over	1,524	0.6%	3.88%

Total	$250,170	100.0%	2.58%

Borrowed Funds

The Bank has obtained advances from the Federal Home Loan Bank at June 30, 2009 and December 31, 2008 amounting to $163.1 million and $183.1 million, respectively, a 10.9% decrease. FHLB borrowings, which are used to hedge interest rate risk in the loan and investment portfolios, mature approximately evenly on a monthly basis. Deposits generated through the business banking efforts and through consumers in the retail branches were used to partially pay down FHLB borrowings in the first two quarters of 2009. This trend is expected to continue through the remainder of 2009 and beyond. As of June 30, 2009, unused borrowing capacity at the FHLB was $70.0 million under a formula based on eligible collateral. Assets pledged as collateral to the FHLB consisted of $249.5 million of the loan portfolio. As of June 30, 2009, none of the investment portfolio has been pledged as collateral, thus the entire investment portfolio of $63.0 million is immediately available for liquidity. As of December 31, 2008, unused borrowing capacity at the FHLB was $94.7 million. Assets pledged as collateral to the FHLB consisted of $256.1 million of the loan portfolio and $22.1 million of the investment securities portfolio as of December 31, 2008. The advances have been outstanding at varying levels during the six months ended June 30, 2009. Total interest expense on FHLB borrowings for the three and six month period ended June 30, 2009 and 2008 was $1,749,000 and $3,583,000, respectively, as compared to $1,681,000 and $3,277,000, for the same periods in the prior year, respectively.

Included in the FHLB borrowings of $163.1 million, as of June 30, 2009, the Company has borrowings outstanding of $116.1 with FHLB for Advances for the Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that the interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set forth certain information regarding the FHLB advances at or for the dates indicated:

	At June 30, 2009

Maturity	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$15,000	4.30%
Over 3 through 6 months	15,000	4.42%
Over 6 through 12 months	30,090	4.28%
Over 12 months through 2 years	60,000	4.12%
Over 2 through 3 years	21,995	3.98%
Over 3 through 4 years	15,000	3.81%
Over 4 years	6,000	3.86%

Total	$163,085	4.14%

	At or for the six months ended June 30, 2009	At or for the twelve months ended December 31, 2008

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$176,275	$167,854
Maximum amount outstanding at any month-end during the period	178,285	183,085
Balance outstanding at end of period	163,085	183,085
Average interest rate during the period	4.10%	4.19%
Average interest rate at end of period	4.14%	4.14%

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of June 30, 2009, the interest rate was 2.42%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of June 30, 2009, the interest rate was 2.11%. The debenture is subordinated to the claims of depositors and other creditors of the Bank. The proceeds from this debenture were used to pay off the debenture of $10,310,000 that was issued in 2002.

In light of the continuing challenging economic conditions, on July 13, 2009, the Company announced that the Board of Directors have elected, pursuant to the terms of the respective indentures, to defer distributions on its $13.4 million of outstanding junior subordinated debentures. Total interest expense attributable to the junior subordinated debentures during the three and six months of 2009 versus the same period for 2008 was $152,000 and $304,000, respectively, as compared to $151,000 and $353,000, respectively.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on March 28, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2008. The Company received the $2 million in additional disbursements in the second quarter of 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of June 30, 2009, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was equal to three-month LIBOR plus 2.25%. This rate has been subsequently increased as described below.

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on June 26, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of June 30, 2009, the floating interest rate on the $1 million credit facility was equal to three-month LIBOR plus 3.00%. This rate has been subsequently increased as described below.

On July 9, 2009, the Company entered into a First Amendment and Waiver Agreement with Pacific Coast Bankers’ Bank with respect to these two credit facilities (the “Amendment”). Pacific Coast Bankers’ Bank has agreed to a temporary and limited waiver of the Company’s failure to comply with the debt service coverage ratio covenant during the three month periods ended March 31, 2009 and June 30, 2009. The Amendment also revised the agreements with respect to the two credit facilities by adding additional negative covenants that set maximum limits on the amount of non-performing assets and a minimum amount of the allowance of loan losses.

In addition, pursuant to the Amendment, the Company agreed to establish a reserve account in the amount of $775,000 on or before August 31, 2009. The Company agreed to make a principal reduction payment equal to $2,000,000 by no later than November 30, 2009. The Company has also agreed that it will reduce the outstanding principal amount of the loans with a portion of proceeds in the event of certain capital raising transactions.

The floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was increased from a rate of three-month LIBOR plus 2.25% to three-month LIBOR plus 5.25%. The floating interest rate on the $1 million credit facility that the Company obtained on June 26, 2008 was increased from a rate of three-month LIBOR plus 3.00% to three- month LIBOR plus 6.00%.

Total interest expense attributable to the long term debt for the three and six months ended June 30, 2009 and 2008 was $56,000 and $115,000 and $38,000, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s business. These actions could involve, among others, a restriction on the Bank or Company making any capital distributions. In light of the Bank’s current capital ratios, as discussed below, the Bank will not declare and pay dividends to the Company without conferring with the FDIC. Management believes that it is likely that the FDIC will not permit such dividends until such time as the Bank has improved its capital position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. We may be the subject of additional regulatory actions in the future and face further limitations on our business, which would impair our operations and restrict our growth. Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

The Company and the Bank routinely project its capital levels by analyzing forecasted earnings, credit quality, securities valuation, shareholder dividends, asset volumes, share repurchase activity, and other factors. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company and the Bank’s anticipated future needs. As of June 30, 2009, the Bank’s total risk-based capital ratio did not exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action. The Company’s ratios as of June 30, 2009 exceed the required minimum ratios for capital adequacy purposes.

The Bank and the Company plan to improve the capital position by continued moderation in the rate of growth, controlling overhead and retaining earnings as an internal source of capital. The Company has also suspended making quarterly dividends on its common stock and has deferred distributions on the Company’s $13.4 million of outstanding trust preferred securities to strengthen the Company’s core capital position. In addition, the Board of Directors is also evaluating other alternative strategies, including raising capital.

Under Federal Reserve policy, as recently reiterated by the Federal Reserve, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company, such as the Company, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The Bank’s and the Company’s capital adequacy ratios are presented in the following table. The capital ratios have been computed in accordance with regulatory accounting guidelines. As of December 31, 2008, the Company was not a holding company and, therefore, not subject to the FRB’s capital requirements, but was a holding company as of June 30, 2009.

Capital Ratios for the Bank:

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of June 30, 2009:

Total capital to risk-weighted assets	$58,511	9.7%	$48,306	8.0%	$60,383	10.0%
Tier 1 capital to risk-weighted assets	50,824	8.4%	24,173	4.0%	36,260	6.0%
Tier 1 capital to average assets	50,824	7.3%	27,811	4.0%	34,763	5.0%

As of December 31, 2008:

Total capital to risk-weighted assets	$62,968	10.5%	$48,159	8.0%	$60,199	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	27,471	4.0%	34,339	5.0%

Capital Ratios for the Company:

	Actual Capital		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of June 30, 2009:

Total capital to risk-weighted assets	$53,316	8.8%	$48,359	8.0%
Tier 1 capital to risk-weighted assets	43,496	7.2%	24,198	4.0%
Tier 1 capital to average assets	43,496	6.3%	27,617	4.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans. The major source of the funds required is generally provided by payments and maturities of loans, sale of loans, liquidation of assets, deposit inflows, investment security maturities and paydowns, Federal funds lines, FHLB advances, other borrowings and the acquisition of additional deposit liabilities. One method that banks can utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank does not anticipate further acquisitions of brokered deposits in the near term and until the capital position of the Bank is improved, it is prohibited from accepting such deposits without a waiver from the FDIC.

The Bank’s primary use of funds are for origination of loans, the purchase of investment securities, maturing CD’s, checking and saving deposit withdrawals, repayment of borrowings and dividends to common shareholders. To meet liquidity needs, the Bank maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of June 30, 2009, liquid assets were comprised of $14,927,000 in cash and due from banks, $572,000 in interest-bearing deposits in other financial institutions, and $56,389,000 in available-for-sale securities. Those liquid assets equaled 10.2% of total assets at June 30, 2009. As of December 31, 2008, liquid assets were comprised of $1,000 in Federal funds sold, $558,000 in interest-bearing deposits in other financial institutions, $15,919,000 in cash and due from banks, and $56,416,000 in available-for-sale securities. Those liquid assets equaled 10.4% of total assets at December 31, 2008.

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

As of June 30, 2009, the Bank has additional borrowing capacity including unsecured lines of credit totaling $20.0 million with two correspondent banks and a $5.0 million line of credit with the Federal Reserve Bank of San Francisco to borrow through the Discount Window, which were not drawn upon at June 30, 2009. The Bank is also a member of the FHLB San Francisco and has a line of credit through pledged loans for advances of $249.5 million of which $70.0 million was available at June 30, 2009. There were no borrowings outstanding collateralized by the investment portfolio as of June 30, 2000, thus the entire investment portfolio of $63.0 million is immediately available for liquidity.

Management anticipates that cash and cash equivalents on hand, deposits and borrowing capacity will provide adequate liquidity for the Bank’s operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future, however, it is management’s intention to reduce FHLB advances and brokered deposits as a percentage of total funding over the next two years as additional core deposits are generated.

Tamalpais Bancorp is dependent upon the payment of cash dividends from the Bank to service its commitments. The FDIC and DFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and the DFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Given the current capital position of the Bank, it will not declare and pay dividends to the Company without conferring with the FDIC. No assurance can be given that the FDIC will allow the Bank to pay dividends to the Company. The main source of liquidity for the Company has been dividends from the Bank. The inability of the Bank to pay dividends may adversely affect the liquidity of the Company and its ability to meet its payment obligations including its requirement to establish a reserve account with Pacific Coast Bankers’ Bank. We are looking at other measures to enhance liquidity at the parent company level.

For the six months ended June 30, 2009 and the fiscal year ended December 31, 2008, the Company paid cash dividends on its common stock of $229,000 and $831,000, respectively. As of July 9, 2009, the Company has suspended declaring quarterly dividends on its common shares.

The Bank anticipates maintaining its cash levels in 2009. It is anticipated that loan demand will be moderate during 2009, although such demand will be dictated by economic and competitive conditions. The Bank aggressively solicits non-interest bearing checking deposits and money market checking deposits, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposits, have been less stable during the recent period of increased rate competition from banks affected by the subprime and mortgage lending crisis. The growth of deposit balances is subject to heightened competition and the success of the Company’s sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short term borrowings. However, due to uncertainty in the general economic environment and competition, loan demand and levels of customer deposits are not certain.

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

The Bank has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and some of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Bank has also controlled the interest rate risk exposure by locking in longer term fixed rate liabilities, including FHLB borrowing, brokered certificates of deposit, and non-brokered wholesale certificates of deposit. It is management’s strategy to minimize the use of FHLB advances, brokered deposits and non-brokered deposits beyond the need for interest rate risk management.

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

The following table shows the Company’s cumulative gap analysis as of June 30, 2009:

	At June 30, 2009

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$5,643	$25,482	$20,129	$11,718	$62,972
Federal Funds	—	—	—	—	—
Interest-bearing deposits in other financial institutions	397	—	175	—	572
Loans	129,164	123,680	261,055	81,738	595,637
FHLB and PCBB Stock	8,702	—	—	—	8,702

Total	$143,906	$149,162	$281,359	$93,456	$667,883

Interest-Bearing Liabilities
Interest-bearing checking	$8,756	$—	$—	$—	$8,756
Money market and savings	186,210	—	—	—	186,210
Time deposits	54,129	106,575	82,965	6,501	250,170
FHLB advances	15,000	45,090	102,995	—	163,085
Other long term debt	—	2,000	—	3,857	5,857
Junior Subordinated Debentures	—	—	—	13,403	13,403

Total	$264,095	$153,665	$185,960	$23,761	$627,481

Interest rate sensitivity gap	(120,189)	(4,503)	95,399	69,695	40,402

Cumulative interest rate sensitivity gap as a percentage of interest-earning assets	-18.0%	-18.7%	-4.4%	6.0%	6.0%

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

Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of June 30, 2009, the current one year gap ratio is -18.7%. A negative gap indicates that in an increasing interest rate environment, it is expected that net interest margin would decrease, and in a decreasing interest rate environment, net interest margin would increase.

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

Interest Rate Sensitivity

The Bank uses a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on its net interest income and economic value of equity. Sensitivity of Net Interest Income (“NII”) and Capital to interest rate changes arises when yields on loans and investments change in a different time frame or amount from that of rates on deposits and other interest-bearing liability. To mitigate interest rate risk, the Company manages its assets and liabilities with the objective of correlating the movements of interest rates on loans and investments with those of deposits. The asset and liability policy sets limits on the acceptable amount of change to NII and Capital in changing interest rate environments. The Bank uses simulation models to forecast NII and Capital.

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

	Estimated Net Interest Income Sensitivity		Estimated Change in Economic Value of Equity

Simulated Rate Changes	As of June 30, 2009	As of December 31, 2008	As of June 30, 2009	As of December 31, 2008

+ 300 basis points	-7.26%	-7.26%	-30.52%	-32.02%
+ 200 basis points	-4.30%	-4.83%	-18.15%	-20.40%
+ 100 basis points	-2.01%	-2.48%	-7.99%	-10.90%
Unchanged	—	—	—	—
- 100 basis points	-0.10%	1.04%	9.55%	13.87%
- 200 basis points	-2.02%	-2.91%	22.18%	28.78%
- 300 basis points	-8.88%	-8.17%	35.68%	46.88%

As illustrated in the above table, the Bank is currently liability sensitive for a rate change from -300 basis points to +300 basis points. The implication of this is that the Bank’s earnings will increase in a falling rate environment, as there are more rate-sensitive liabilities subject to reprice downward than rate-sensitive assets; conversely, earnings would decrease in a rising rate environment. Therefore, an increase in market rates could adversely affect net interest income. In contrast, a decrease in market rates may improve net interest income.

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

The Asset Liability Committee meets at least quarterly to monitor the investments, liquidity needs and oversee the asset-liability management. In between meetings of the Committee, Executive Management oversees the liquidity management.

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

The Company manages interest rate risk through its Asset Liability Committee (ALCO). The ALCO monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by entering data into appropriate repricing buckets based on internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, +2% and +3% shocks.

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

Changes in Internal Controls:

There have not been any changes in the Company’s internal control over financial reporting during the Company’s latest fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A: RISK FACTORS – NOT APPLICABLE

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Tamalpais Bancorp’s 2009 Annual Meeting of Shareholders was held on June 8, 2009 (“the Meeting”). The Meeting involved the following proposals:

	1.	The nominees of the Board of Directors in the election of directors.

	2.	Amendment to the Tamalpais Bancorp’s bylaws to increase the range of Directors from the current range of five (5) to nine (9) to a range of six (6) to eleven (11).

	3.	To approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2009 fiscal year.

(b)

The nominees for election as directors were: Allan G. Bortel, Lynne E. Crawford, Evelyn S. Dilsaver, Mark Garwood, Carolyn B. Horan, Ed.D., Larry Rosenberger, Paul David Schaeffer and Richard E. Smith (CPA). All nominees for the Board of Directors were elected. There are no other directors whose term continued after the meeting.

On Proposal No. 2 to approve the amendment to increase the range of Directors, 3,227,126 shares voted in favor of approval, 85,506 shares voted against approval and 2,954 shares abstained. Accordingly, Proposal No. 2 was passed by the shareholders.

On Proposal No. 3 to ratify and approve the appointment of Vavrinek, Trine, Day & Co. LLP as independent public accountants for the Company’s 2009 fiscal year, 3,311,588 shares voted in favor of approval, 2,500 shares voted against approval and 1,498 shares abstained. Accordingly, Proposal No. 3 was passed by the shareholders.

(c)	There was no settlement between the Company and any other person terminating any solicitation subject to Rule 14a-11.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

a)	Exhibits

	3.1	Amendment to Bylaws (incorporated by reference to Exhibit 3(ii) to our current report on Form 8-K filed on June12, 2009)
	10.1	First Amendment and Waiver Agreement between Bancorp and Pacific Coast Bankers’ Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 13, 2009)
	31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 as amended, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMALPAIS BANCORP, INC.
A California Corporation

Date: August 14, 2009	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: August 14, 2009	BY:	/s/ Michael E. Moulton

Michael E. Moulton
Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment to Bylaws (incorporated by reference to Exhibit 3(ii) to our current report on Form 8-K filed on June 12, 2009)

10.1	First Amendment and Waiver Agreement between Bancorp and Pacific Coast Bankers’ Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 10-K filed on July 13, 2009)

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350