Form 10-Q
period 2009-09-30
TAMALPAIS BANCORP
filed 2009-11-16
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock outstanding as of October 30, 2009: 3,823,634 shares

FORWARD-LOOKING STATEMENTS

In addition to the historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the financial condition, results of operation and business of Tamalpais Bancorp and its subsidiaries. Actual results may differ materially from management expectations, projections and estimates. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, credit quality, capital adequacy, liquidity, reduction of loan concentrations, diversification of the deposit base, sales of nonperforming loans, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) higher than expected credit losses; (2) our ability to enhance the capital ratios of the Bank and the Company; (3) our ability to diversify our loan portfolio; (4) our ability to reduce reliance on wholesale funding and generate low cost deposits from our market area; (5) competitive pressure among financial services companies increases significantly; (6) changes in the interest rate environment reduce interest margins; (7) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (8) legislation or regulatory requirements, regulatory actions against us, or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (9) the ability to satisfy the requirements of the Sarbanes-Oxley Act and other regulations governing internal controls; (10) decline in real estate values in the Company’s operating market areas; (11) volatility or significant changes in the equity and bond markets which can affect our ability to raise capital and the overall growth and profitability of the wealth advisors business; (12) our ability to sell nonperforming loans or sell such loans on terms acceptable to the Company; (13) changes in the quality or composition of Tamalpais Bank’s loan and investment portfolios; (14) changes in accounting principles, policies or guidelines; (15) asset/liability management risks and liquidity risks; and, (16) other risks detailed in the Tamalpais Bancorp filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to Tamalpais Bancorp, investors and others are cautioned to consider these and other risks and uncertainties. Tamalpais Bancorp disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

PART I: FINANCIAL INFORMATION

The information for the three and nine months ended September 30, 2009 and September 30, 2008 is unaudited, but in the opinion of management reflects all adjustments which are necessary to present fairly the financial condition of Tamalpais Bancorp at September 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and nine months then ended. Results for interim periods should not be considered as indicative of results for a full year.

Item 1: FINANCIAL STATEMENTS

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008

	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$22,310,765	$15,918,826
Federal funds sold	315,000	838

Total Cash and Cash Equivalents	22,625,765	15,919,664
Interest-bearing time deposits in other financial institutions	177,176	558,034

Investment securities:
Available-for-sale	66,098,119	56,415,727
Held-to-maturity, at cost	6,248,745	10,773,579
Federal Home Loan Bank restricted stock, at cost	8,652,000	8,652,000
Pacific Coast Banker’s Bank restricted stock, at cost	50,000	50,000
Loans receivable	575,861,783	592,543,181
Less: Allowance for loan losses	(26,259,367)	(8,093,499)

	549,602,416	584,449,682
Bank premises and equipment, net	3,490,675	3,935,230
Accrued interest receivable	3,415,394	3,861,854
Other real estate owed	6,003,819	417,207
Cash surrender value of bank-owned life insurance	11,123,099	10,828,936
Other assets	17,793,378	7,528,303

Total Assets	$695,280,586	$703,390,216

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$41,671,261	$33,259,929
Interest-bearing checking deposits	7,772,029	9,735,689
Money market and saving deposits	146,380,708	156,479,340
Certificates of deposit	297,284,081	260,826,102

Total Deposits	493,108,079	460,301,060
Federal Home Loan Bank Advances	150,085,000	183,085,000
Long term debt	6,185,614	6,000,000
Junior Subordinated Debentures	13,403,000	13,403,000
Accrued interest payable and other liabilities	4,128,055	3,227,823

Total Liabilities	666,909,748	666,016,883

Commitment and Contingencies	—	—

Shareholders’ Equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 3,823,634 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	12,027,473	12,027,473
Additional Paid-In-Capital	1,127,768	949,488
Retained earnings	14,420,031	24,082,473
Accumulated other comprehensive income	795,566	313,899

Total Shareholders’ Equity	28,370,838	37,373,333

Total Liabilities and Shareholders’ Equity	$695,280,586	$703,390,216

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of (Loss)/Income
For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Interest Income
Interest and fees on loans	$9,093,012	$10,399,017	$29,077,970	$29,764,998
Interest on investment securities	664,041	644,872	2,136,745	1,952,504
Interest on Federal funds sold	15,064	43,474	26,764	94,430
Interest on other investments	18,216	124,481	20,674	330,432
Interest on deposits in other financial institutions	5,040	7,691	19,142	23,613

Total Interest Income	9,795,373	11,219,535	31,281,295	32,165,977

Interest Expense
Interest expense on deposits	2,337,907	2,928,303	6,782,949	9,302,869
Interest expense on borrowed funds	1,620,273	1,858,216	5,203,239	5,135,603
Interest expense on long term debt	89,168	80,741	203,736	118,914
Interest expense on Junior Subordinated Debentures	361,050	145,064	664,812	498,005

Total Interest Expense	4,408,398	5,012,324	12,854,736	15,055,391

Net Interest Income Before Provision for Loan Losses	5,386,975	6,207,211	18,426,559	17,110,586
Provision for Loan Losses	9,431,171	653,000	23,435,171	1,596,957

Net Interest (Loss) Income After Provision for Loan Losses	(4,044,196)	5,554,211	(5,008,612)	15,513,629

Noninterest Income
Gain on sale of loans, net	—	—	—	166,293
Gain (Loss) on sale of securities, net	246,340	(5,780)	237,487	(5,780)
Gain on sale of other real estate owned, net	15,803	—	77,781	—
Loan servicing	27,790	47,103	119,339	131,861
Registered Investment Advisory Services fee income	134,537	157,283	393,077	464,117
Other income	326,897	324,874	950,301	907,813

Total Noninterest Income	751,367	523,480	1,777,985	1,664,304

Noninterest Expenses
Salaries and benefits	1,866,041	2,190,224	5,969,794	6,412,496
Occupancy	347,157	375,669	1,069,699	1,120,204
Advertising	134,996	85,598	386,208	233,839
Professional	808,309	88,313	1,254,876	386,489
Data processing	168,034	142,624	471,007	423,884
Equipment and depreciation	203,856	213,005	562,509	650,364
Other administrative	2,198,414	689,919	4,084,593	1,957,672

Total Noninterest Expense	5,726,807	3,785,352	13,798,686	11,184,948

Net (Loss)/Income Before Income Taxes	(9,019,636)	2,292,339	(17,029,313)	5,992,985
(Benefit) /Provision for Income Taxes	(3,921,876)	806,748	(7,596,289)	2,013,977

Net (Loss)/Income	$(5,097,760)	$1,485,591	$(9,433,024)	$3,979,008

(Loss)/Earnings Per Share
Basic	$(1.33)	$0.39	$(2.47)	$1.04

Diluted	$(1.33)	$0.39	$(2.47)	$1.04

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Comprehensive	Retained	Comprehensive	Shareholders’

	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity

Balance, January 1, 2008	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	5,350	50,000	—		—	—	50,000
Cash Dividends	—	—	—		(601,512)	—	(601,512)
Share-based compensation	—	—	228,134		—	—	228,134
Comprehensive Income
Net Income for the period	—	—	—	$3,979,008	3,979,008	—	3,979,008
Unrealized security holding loss (net of $58,521 tax benefit)				(87,782)		(87,782)	(87,782)

Total Comprehensive Income				$3,891,226

Balance, September 30, 2008	3,823,634	$12,027,473	$891,347		$23,462,163	$119,402	$36,500,385

Balance, January 1, 2009	3,823,634	$12,027,473	$949,488		$24,082,473	$313,899	$37,373,333

Cash Dividends	—	—	—	—	(229,418)	—	(229,418)
Share-based compensation expense	—	—	178,280	—	—	—	178,280
Comprehensive Income
Net Loss for the period	—	—	—	$(9,433,024)	(9,433,024)	—	(9,433,024)
Unrealized gain on cash flow hedge (net of $121,191tax benefit)	—	—	—	—	—	181,786	181,786
Unrealized security holding gains (net of $199,921 tax expense)	—	—	—	299,881	—	299,881	299,881

Total Comprehensive Income				$(9,133,143)

Balance, September 30, 2009	3,823,634	$12,027,473	$1,127,768		$14,420,031	$795,566	$28,370,838

The accompanying notes are an integral part of these financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,

	2009	2008

	(Unaudited)

Cash Flows From Operating Activities
Net (Loss) Income	$(9,433,024)	$3,979,008
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	577,519	651,266
Provision for loan losses	23,435,171	1,596,957
Change in deferred income taxes	(10,236,924)	—
Change in deferred cost, net of amortization	276,145	88,831
Change in loan servicing asset, net of amortization	38,439	50,913
Net amortization of premiums on investment securities	250,354	45,968
Share based compensation	178,280	228,134
FHLB stock dividends	—	(305,500)
Gain on Sale of Loans	—	(166,293)
Loans originated for sale	—	(300,000)
Proceeds from loan sales	19,697,719	7,345,593
Net gain(loss) on sale of investment securities	(237,487)	5,780
Gain on sale of other real estate owned	(77,781)	—
Write down of OREO	1,014,215	—
Change in cash surrender value of bank owned life insurance	—	(347,839)
Increase in bank owned life insurance	(294,163)	—
Decrease/(increase) in accrued interest receivable and other assets	58,758	(787,986)
Increase in accrued interest payable and other liabilities	1,177,044	585,296

Net Cash Provided By Operating Activities	26,424,265	12,670,128

Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(16,161,398)	(112,420,598)
Principal reduction in securities available-for-sale	12,671,377	6,026,034
Principal reduction in securities held-to-maturity	1,760,311	2,865,186
Purchase of investment securities available-for-sale	(27,046,090)	(18,150,980)
Maturity/Sale of investment securities available-for-sale	—	4,259,816
Net change in interest earning deposits	380,858	76,387
Proceeds from sales of investment securities available-for-sale	7,969,944	1,999,759
Proceeds from sales of other real estate owned	1,076,583	—
Redemption of Federal Home Loan Bank stock	—	(1,238,400)
Purchase of property and equipment	(132,964)	(121,940)

Net Cash (Used By) Investing Activities	(19,481,379)	(116,704,736)

Cash Flows From Financing Activities
Net change in deposits	$32,807,019	$81,225,470
Net change in FHLB advances	(33,000,000)	31,577,500
Net change in long term debt	185,614	6,000,000
Proceeds from stock options exercised	—	50,000
Dividends paid	(229,418)	(601,512)

Net Cash (Used)/Provided by Financing Activities	(236,785)	118,251,458

Net change in Cash and Cash Equivalents	6,706,101	14,216,850
Cash and Cash Equivalents, Beginning of Period	15,919,664	5,024,500

Cash and Cash Equivalents, End of Period	$22,625,765	$19,241,350

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid	$12,844,781	$15,028,055

Income taxes paid	$3,062,035	$2,115,000

Transfer of loans held for investment to held for sale	$—	$6,840,592

Transfer of loans to OREO	$7,599,629

Non-Cash Investing Activities
Net change in accumulated other comprehensive income/(loss)	$481,667	$(87,782)

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

NOTE 1: Regulatory Action

As we reported in our Form 8-K filed with the SEC on September 17, 2009, the Bank entered into a Stipulation and Consent (“Consent”) agreeing to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”). Based upon our Consent, the FDIC and the DFI jointly issued the Order on September 14, 2009.

The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include, among others, the implementation of a capital plan which specifies how the bank will attain and maintain a Tier I capital ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 12% by December 31, 2009, a contingency plan in the event that the Bank has not adequately complied with the capital requirements; have and retain qualified management of the Bank, assess management and staffing needs, qualifications and performance; maintain a fully funded allowance for loan losses; reduce commercial real estate loans; review, revise and adhere to the Bank’s loan policy, develop a liquidity funds management policy; not accept, renew or roll-over brokered deposits without obtaining regulatory approval; not pay cash dividends without regulatory approval; and furnish quarterly progress reports to the FDIC and DFI regarding its compliance with the Order.

The Order specifies certain timeframes for meeting the requirements of the Order. The Bank has established a Board Oversight committee to monitor and coordinate compliance with the Order and such remedial measures are in process. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of the Company, and its subsidiaries, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in management’s opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. The subsidiaries consist of Tamalpais Bank and Tamalpais Wealth Advisors (“TWA”), both of which are consolidated subsidiaries, and San Rafael Capital Trusts II and III (the “Trusts”), which are wholly-owned unconsolidated subsidiaries that were formed in 2006 and 2007, respectively. All significant intercompany transactions and balances have been eliminated.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3: Current Accounting Pronouncements

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

Fair Value Measurements

In September 2006, an accounting standard was issued related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

In April 2009, an accounting standard was issued which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with GAAP. The Company adopted this accounting standard on April 1, 2009. The provisions in this accounting standard were applied prospectively and did not result in significant changes to the Company’s valuation techniques. Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” is not expected to have a material impact on the Company’s statements of income and condition.

In April 2009, an accounting standard was issued that related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s statements of income and condition. See Note 9 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

Derivative Financial Instruments

In March 2008, an accounting standard was issued that related to disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under this accounting standard included: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under GAAP; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This accounting standard also required several added quantitative disclosures in financial statements. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended March 31, 2009. As this accounting standard amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition. See Note 10 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 815, “Derivatives and Hedging.”

Other-Than-Temporary-Impairments for Debt Securities

In April 2009, an accounting standard was issued which amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. The Company adopted this accounting standard on April 1, 2009. The adoption of this accounting standard had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.

Future Application of Accounting Pronouncements

In June 2009, an accounting standard was issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard will have no impact on the Company’s statements of income and condition.

In June 2009, an accounting standard was issued which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard is effective for the Company on January 1, 2010. The adoption of this accounting standard will have no impact on the Company’s statements of income and condition.

NOTE 4: Financial Instruments with Off-Balance Sheet Risk

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

As of September 30, 2009, the Company has no outstanding standby Letters of Credit, approximately $27,649,000 in commitments to fund commercial real estate, construction, and land development loans, $4,909,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $19,866,000 in other unused commitments. As of December 31, 2008, the Company had no outstanding standby Letters of Credit, approximately $51,726,000 in commitments to fund commercial real estate, construction, and land development loans, $9,071,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $14,118,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $410,000 and $71,000 as of September 30, 2009 and December 31, 2008, respectively, for these commitments, which are recorded in “accrued interest payable and other liabilities.”

NOTE 5: Earnings Per Common Share

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

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net (Loss)/Income as Reported	$(5,097,760)	$1,485,591	$(9,433,024)	$3,979,008

Basic weighted average number of common shares outstanding	3,823,634	3,821,889	3,823,634	3,819,495
Dilutive effect of stock options	—	11,628	—	12,626

Diluted weighted average number of common shares outstanding	3,823,634	3,833,517	3,823,634	3,832,121

Net (loss)/income per common share:
Basic	$(1.33)	$0.39	$(2.47)	$1.04
Diluted	$(1.33)	$0.39	$(2.47)	$1.04

NOTE 6: Stock Options

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

A summary of activity for the Company’s options as of September 30, 2009 and 2008 is presented below.

	Nine months ended September 30, 2009				Nine months ended September 30, 2008

	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)	Number of Shares	Weighted average Exercise Price	Total Intrinsic Value (in thousands)	Average Remaining Contractual Term (in years)

Options outstanding, beginning of year	509,792	$12.09	—	—	395,359	$12.27	—	—
Granted	12,500	$6.00	—	—	175,750	$11.82	—	—
Cancelled/forfeited	(57,634)	$12.26	—	—	(62,624)	$12.46	—	—
Exercised	—	$—	$—	—	(5,350)	$9.35	—

Options outstanding, end of quarter	464,658	$11.91	$4,879	5.98	503,135	$12.12	$175	7.48

Exercisable (vested), end of quarter	290,321	$11.70	$2,987	4.81	222,872	$11.76	$159	5.90

NOTE 7: Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions to account for share-based compensation using the modified prospective transition method and, therefore, has not restated results for prior periods. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimates.

The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. It is required that an estimate of future forfeitures be made and that compensation cost be recognized only for shares that are expected to vest. The Company estimates forfeitures and adjusts annually estimated forfeitures to actual forfeitures and only recognizes expense for those shares expected to vest. Certain of the Company’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. No options were granted in the first nine months of 2009.

Nine Months Ended September 30, 2008

Risk-free interest rate	3.44%
Expected dividend yield	1.50%
Expected life in years	7
Expected price volatility	25.61%

The weighted average grant date fair value of options granted as of September 30, 2009 and 2008 was $4.16 and $4.21, respectively. As of September 30, 2009 and 2008 there was $568,000 and $1,562,000, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 2.75 years and 2.70 years, respectively.

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

NOTE 8: Shareholder’s Equity

Beginning in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement with a corresponding increase in additional paid-in-capital. See Note 5 and 6 for further information on accounting for stock options and share-based payments.

Cash dividends paid to shareholders are recorded as a reduction to retained earnings. The Company declared dividends of $0.06 per share in January 2009 and November 2008, up from $0.05 per share in January 2008 and $0.055 per share in May and August 2008. On July 13, 2009, the Company announced that the Board of Directors had decided to suspend declaring quarterly dividends on its common stock.

Note 9: Fair Value Measurement

On January 1, 2008, the Company adopted revised fair value measurement standards. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption.

Fair Value Hierarchy

In accordance with the fair value hierarchy, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

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

If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quote prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads. The service provider also subscribes to several pricing services. Prices obtained from the third party service provider are used to provide fair value data for the purposes of recording amounts related to fair value measurements in the financial statements.

In order to determine if the prices are appropriate there is a month-end pricing process that includes an evaluation of process to: (1) recent market conditions, (2) previous evaluation prices, and (3) price comparison between the various pricing services that the third party subscribes to. Where appropriate, securities are repriced using a secondary or tertiary pricing service, or referred to a fixed income pricing/analytics group or a trading desk for evaluation pricing.

There are some bond market sectors and sub-sectors where no third-party service provides what we’ve determined to be acceptably accurate evaluation pricing. Furthermore, there are many fixed income securities which are simply not priced by an third-party vendor (i.e., many local non-rated municipals and other obscure, narrowly traded debt). In such cases, we use a matrix pricing provided through a joint effort of our third party’s trading desk, fixed income research and information technology personnel.

We validate the accuracy of the prices provided by the third party vendor by comparing these prices to prices obtained through our subsidiary, TWA. We thus have the ability to adjust prices received from our third party provider, although to-date we have not done so.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2009. Recurring assets are initially measured at fair value and are required to be re-measured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be re-measured at fair value after initial recognition in the financial statements at some time during the reporting period.

		Fair Value Measurements at September 30, 2009 Using:

Description	September 30, 2009	Quoted Prices in Active Markets for Idential Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measusred on a recurring basis:
Available-for-sale securities	$66,098,119	$—	$66,098,119	$—

Derivative financial instruments	477,888	—	477,888	—

	$66,576,007	$—	$66,576,007	$—

Assets and liabilities measusred on a non recurring basis:
Impaired loans	$71,264,127	$—	$71,264,127	$—
Other real estate owned	6,003,819	—	6,003,819	—

	$77,267,946	$—	$77,267,946	$—

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available-for-sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

Impaired loans – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3. At September 30, 2009, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

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

Other real estate owned – Other real estate owned and foreclosed collateral are adjusted to fair value, less any estimated costs to sell, at the time the loans are transferred into this category. The fair value of these assets is based on independent appraisals, observable market prices for similar assets, or Management’s estimation of value. When the fair value is based on independent appraisals or observable market prices for similar assets, the Company records other real estate owned or foreclosed collateral as non-recurring Level 2. When appraised values are not available, there is no observable market price for similar assets, or Management determines the fair value of the asset is further impaired below appraised values or observable market prices, the Company records other real estate owned or foreclosed collateral as non-recurring Level 3.

NOTE 10: Derivatives and Hedging

In March 2008, new derivative and hedging disclosures became applicable to the Company which explains the Company’s exposure to certain risk relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. In October 2008, the Bank entered into an interest rate swap contract with a notional amount of $13.0 million to hedge the interest rate associated with the $13.4 million of the variable rate junior subordinated debentures. The interest rate swap held by the Bank is scheduled to mature in December 2013. The Company entered into interest-rate swap agreements with counterparty banks. The swaps are designated as cash flow hedges that are reported at fair value measured on a recurring basis. The purpose of entering into the interest rate swaps is to provide the Company a variable-rate liability, thus reducing the volatility in the Company’s earnings.

The structure of the swaps is as follows. The Company enters into a swap with a counterparty bank to allow the Company to pass on the interest-rate risk associated with the Trust Preferred Securities. The net effect of the transaction allows the Company to pay interest on the Trust Preferred Securities at a variable rate based on three month LIBOR plus a spread while the Company recognizes the financial effect of a long term fixed rate liability. The change in the market value of the swap is recorded as a component of other comprehensive income. Because the re-pricing characteristics of the interest rate swap closely match the re-pricing of the Trust Preferred Securities there is an immaterial amount of ineffectiveness that is recorded on the Company’s results of operations.

The fair value of this interest rate swap contract amounted to a payable of approximately $477,888 and $450,000 at September 30, 2009 and December 31, 2008, respectively, and was reported in other liabilities on the consolidated balance sheet. The interest expense was $291,609 and $393,227, respectively, for the three and nine months ended September 30, 2009.

As of September 30, 2009, $211,000 of the unrealized loss on the interest rate swap was reclassified from other comprehensive income to noninterest expense. The reclassification was required because the swap became ineffective as a cash flow hedge due to the deferral of interest on the Company’s trust preferred securities. The Company began deferring interest swap expense effective September 1, 2009.

NOTE 11: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the counties of Marin, San Francisco and Alameda. Although the Bank has a diversified loan portfolio, a large portion of its loans are secured by commercial property. The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco, 25%, Marin County, 14%, Alameda, 12%, Sonoma County, 11%, San Mateo, 6%, Contra Costa County, 6%, Santa Clara, 4%, Sacramento, 3%, Mendocino, 3%, Napa, 3% and Other 12%.

NOTE 12: Fair Value of Financial Instruments

Disclosure of the fair value information about financial instruments is required, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments are excluded and all nonfinancial instruments from these disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009

	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$22,625,765	$22,625,765
Investment securities	72,346,864	72,346,864
Interest-bearing deposits in other financial institutions	177,176	177,176
Federal Home Loan Bank restricted stock	8,652,000	8,652,000
Pacific Coast Banker’s Bank stock	50,000	50,000
Loans receivable, net	549,602,416	569,426,000
Bank Owned Life Insurance	11,123,099	11,123,099
Accrued interest receivable	3,415,394	3,415,394

Financial liabilities:
Deposits	493,108,079	501,474,000
Federal Home Loan Advances	150,085,000	151,444,000
Long Term Debt	6,185,614	6,185,614
Junior subordinated debentures	13,403,000	13,403,000
Accrued interest payable	73,444	73,444

	Notional Amount	Cost to Cede or Assume

Off-Balance Sheet Instruments
Commitments to extend credit	$52,424,000	$524,240

The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.
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

NOTE 13: Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through November 16, 2009, the date the financial statements were issued and the following subsequent events occurred requiring disclosure.

The Company has implemented an aggressive action plan to reduce nonperforming assets. The first major step of the plan taken in October was to offer $37.4 million of nonperforming loans for sale. Additionally, in October 2009, a borrower paid off a $3.9 million nonperforming loan, resulting in a modest gain relative to its carrying value. All of the loans in the expected sale and the loan paid off in October 2009 became nonperforming during the third quarter of 2009.

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

As of September 30, 2009, the consolidated Company is comprised of three entities, the Company, the Bank and Tamalpais Wealth Advisors (“TWA”), both of which are wholly owned subsidiaries of the Company. San Rafael Capital Trusts II and III (the “Trusts”) are wholly-owned unconsolidated subsidiaries that were formed during 2006 and 2007, respectively, for the purpose of enabling the Company to issue junior subordinated debentures and accordingly, the investment activities related to the issuance, investment and debt service payments associated with the $3.1 million and $10.3 million, respectively, of junior subordinated debentures are so reflected.

Economic Conditions

In connection with recent turmoil in the California economy and California real estate market, the Bank recorded a net loss of $9.4 million for the nine months ended September 30, 2009. This loss was primarily attributable to the increases in our loan loss provision as the Company experienced a significant increase in nonperforming assets. Nonperforming assets totaled $17.2 million at year end 2008, up from $4.3 million at the end of third quarter 2008. The increase in nonperforming assets has continued through 2009 and was $77.3 million as of September 30, 2009. Small business owners and investors have seen reduced revenues due to declining economic activity and rising unemployment has caused some borrowers to become delinquent on loan payments as savings accounts and other liquidity sources are depleted. Additionally, the value of land and construction loans have been severely impacted by the decline in home values. The net loss has had a negative impact on our liquidity and capital adequacy and has resulted in actions by our regulators to restrict our operations as noted in Note 1 to the unaudited consolidated financial statements contained in this report. In response to those regulatory actions, we have implemented a remediation plan and are pursing alternative capital and liquidity options.

Tamalpais Bank

The Bank was established in 1991 and is subject to primary supervision, periodic examination and regulation by the DFI and by the FDIC as the Bank’s primary federal regulator. The Bank, now a California chartered commercial bank, has its deposits insured by the FDIC to the extent provided by law. The Bank operates seven full service branches in Marin County, located north of San Francisco, California. The Bank offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers. The Bank seeks to focus on relationship-based community banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer. The Bank attracts deposits, loans and lines of credit from small-to-medium sized businesses, not-for-profit organizations, individuals, merchants, and professionals who live and/or work in the communities comprising the Bank’s market areas.

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

Market Area

The Company is headquartered in Marin County, California, which has a population of 252,485, the second highest household income in the state and the highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau. In Marin County, the median price for a single-family home is $735,000, according to DataQuick’s September 2009 home sales report, down $115,000, or 13.5% from the same period a year ago. The per capita income is $44,962, which is the highest in the nation, and household income is $83,870, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $9.2 billion in total deposits as of June 30, 2009 according to data from the FDIC, the most recent date for which data is available.

The Company’s market area consists primarily of Marin and San Francisco Counties and to a lesser degree the Greater Bay Area including Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

Calendar year 2008 and the first nine months of 2009 were challenging times not only on the national level, but within the state of California, and more specifically, the Company’s primary market area. The ongoing recession that began in the fourth quarter of 2007 has severely impacted the national, state and local housing markets. The unemployment rate in California has increased dramatically, rising to 12.2% as of September 30, 2009, up from 7.8% as of September 30, 2008. The unemployment rate in Marin County has increased from 4.7% as of September 30, 2008 to 8.0% as of September 30, 2009. Although the Company’s market areas have historically weathered economic downturns better than other areas of the State, the decline in home values and rising unemployment, among other factors, have affected the ability of borrowers to satisfy their financial obligations on a national, state, and local level.

Company Strategy

The Company has adopted a business strategy of developing a business-based banking approach as a means of increasing market share in Marin County. The Company’s strategy of focusing on business owners and individuals residing in the Company’s market area and providing them with financial services and advice to help them grow and prosper incorporates a relationship-based approach to customer service and marketing. The Company has demonstrated expertise in providing the full service banking needs of its business clients through appropriate financing and cash management services. The Company has also focused its sales efforts through its Marin County based team of business banking professionals on building the balances of more profitable, noninterest bearing and lower cost transaction accounts from within our market area in order to reduce the cost of funds and dependence on brokered deposits.

Management has embarked upon several ongoing strategic initiatives to strengthen the Company’s financial position, reduce credit and funding risk, and lower the cost of funds. In the first quarter of 2009, the Bank eliminated wholesale commercial and multifamily lending through mortgage brokers, closed the loan production office in Santa Rosa, and eliminated SBA lending outside the Company’s Bay Area footprint. We believe this will allow us to focus solely on in-market customers with whom we can develop a complete banking relationship. It also allows the Company to reduce the level of wholesale funding, as loan portfolio growth will be limited to customers with whom the Bank has a deposit relationship, including low cost transaction and checking accounts. The Company believes this strategy will increase franchise value and strengthen the balance sheet. Additionally, the employees and directors of the Company maintain a high level of involvement and visibility within the community and not-for-profit sector.

The Company also added experience and depth to its credit administration team. In the fourth quarter of 2008, management hired a Chief Credit Officer with extensive in-market commercial lending experience and in the first quarter of this year added managers with specific experience in portfolio management and loan administration. In the second quarter of 2009, the Bank promoted Jamie Williams, who has over twenty years of experience working in the Marin County banking industry, to be a market President of the Bank. Management also obtains, from time to time, independent third party reviews of the loan portfolio from outside consultants who have bank regulatory or credit experience and are familiar with applicable regulatory guidelines and industry practices. All of these actions enable the Company to continue to be proactive in monitoring credit quality now and in the future.

In addition, the Company is taking steps to enhance the capital position of the Bank and the Company. In this regard, the Company is planning to moderate the rate of growth, control overhead, sell certain nonperforming loans and retain earnings. The Board of Directors has suspended paying dividends on its shares of common stock and has deferred payments on the Company’s trust preferred securities to prudently manage its capital position. The Board of Directors is also evaluating other alternative strategies, including raising capital, and has engaged a financial advisor.

The Bank is focused on reducing its reliance on brokered deposits and FHLB funding and on reducing its cost of funds by acquiring small business and consumer deposits through its team of business banking professionals and through its retail branches. As a result of these efforts, FHLB borrowings have decreased $33 million, or 18% in the first nine months of 2009 while noninterest bearing deposits increased $8.4 million, or 25.3% compared to December 31, 2008.

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

Based on the continued implementation of these processes and coupled with the increased level of nonperforming assets in the first nine months of 2009, the allowance for loan losses is expected to increase for the remainder of 2009. In addition, as updated appraisals and financial information are received on specific nonperforming assets, specific impairment charges are also likely to increase throughout 2009 although the magnitude of these increases cannot be estimated at this time.

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

Available-for-Sale Securities

Available-for-sale securities are required to be carried at fair value. This is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity.

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

Fair Value

Effective January 1, 2008, the Company adopted enhanced disclosures about financial instruments carried at fair value. These disclosures establish a hierarchical framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Accounting Change

For a description of the recent pronouncements applicable to the Company, see Note 3 to the Unaudited Consolidated Financial Statements included in this report.

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

The Company has implemented an aggressive action plan to reduce nonperforming assets. A first major step of the plan taken in October was to offer $37.4 million of nonperforming loans for sale. Additionally, in October 2009 the borrower paid off $3.9 million nonperforming loan for a modest gain relative to its carrying value.

Results of Operations

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower deposit rates being offered by the Bank, which positively affected the interest margin. However, the variable rate loans adjusted downward with the decline in the Prime Rate, subject to any contracted floor rates. Even though these changes resulted in improvements to the net interest margin in the three and nine months ended September 30, 2009 as compared to the same period in the prior year, these improvements were significantly reduced by the increase in nonperforming assets, which decreased the yield of the loan portfolio for the respective periods.

For the three months ended September 30, 2009, the Company reported on a consolidated basis, a net loss of $5,098,000 as compared to net income of $1,486,000 for the three months ended September 30, 2008, a decrease of $6,583,000 or 443.1%. Diluted and basic (loss)/earnings per share was $(1.33) and $0.39, respectively, for the three months ended September 30, 2009 and September 30, 2008, a decrease of $(1.72), or 441.0%.

For the nine months ended September 30, 2009, the Company reported on a consolidated basis, a net loss of $9,433,000 as compared to net income of $3,979,000 for the nine months ended September 30, 2008, a decrease of $13,412,000 or 337.1%. Diluted and Basic (loss)/earnings per share was $(2.47) and $1.04, respectively, for the nine months ended September 30, 2009 and September 30, 2008, a decrease of 337.5%.

Results for the third quarter 2009 were negatively impacted by the substantial increase in the provision for loan losses. The ongoing and deepening recession has caused a continuing decline in real estate values and has reduced the liquidity and net worth of businesses and consumers in the Company’s market area. The loan loss provision in the three months ended September 30, 2009 was $9,431,171, as compared to $653,000 in the three months ended September 30, 2008. The increased provision was attributable to a $50.3 million increase in nonperforming loans in the third quarter 2009.

The loan loss provision in the nine months ended September 30, 2009 was $23,435,171 million compared to $1,596,957 million in the first nine months of 2008. The large year-to-date 2009 loss provision reflected deterioration in regional economic conditions, decline in regional real estate values and updated assessments of the financial condition of borrowers.

The allowance for loan losses as a percent of total loans was increased to 4.56% as of September 30, 2009, up from 1.37% as of December 31, 2008 to better position the Company to manage through a prolonged economic downturn.

Net interest income before provision for loan losses in the third quarter of $5,387,000 decreased 13.2% over the same quarter last year. The decline is primarily attributable to the non-recognition of $1,093,000 of accrued interest income for the large balance of nonperforming loans during the third quarter of 2009. For the same reasons the net interest margin for the third quarter 2009 declined to 3.10% from 3.83% in the same quarter last year.

For the year-to-date, net interest income of $18,427,000 was 7.7% higher than for the same period last year. The Bank increased deposits 7.1% year-to-date and 11.5% over the last twelve months and increased noninterest-bearing deposits to $41,671,000, up 25.3% for the year-to-date and 38.3% over the last twelve months. The success in generating low-cost deposits combined with the beneficial effects of loans with interest rate floors and initial fixed rates were primary factors in increasing net interest income for year-to-date. The increase in net interest income was partially offset by the increase in nonperforming assets and by the lack of a dividend from Federal Home Loan Bank restricted stock. The Company recognized $18,000 income on Federal Home Loan Bank restricted stock in the first three quarters of 2009 as compared to $330,000 in the first three quarters of last year.

The decrease in net income and fully diluted earnings per share for the three and nine months ended September 30, 2009 over the same period in 2008 was primarily the result of the following:

•

For the three and nine months ended September 30, 2009, interest income decreased $1,424,000, or 12.7% and $885,000, or 2.8%, respectively, which was primarily attributable to a decrease in interest income on other investments of $106,000, or 85.4% and $310,000, or 93.7%, respectively, over the same periods in the prior year and a decrease in interest and fees on loans of $1,306,000, or 12.6% and 687,000, or 2.3%, respectively, which were due to the increase in nonperforming loans, over the same periods prior year.

•

The provision for loan losses in the three and nine months ended September 30, 2009 was $9,431,000 and $23,435,000, respectively, as compared to a provision of $653,000 and $1,597,000, respectively, in the three and nine months ended September 30, 2008. The increase in the provision reflects an increased allowance as a result of the current economic environment and the ongoing efforts to monitor and control credit risk.

•

Noninterest expense for the three and nine months ended September 30, 2009 increased $1,941,000, or 51.3% and $2,614, 000, or 23.4%, respectively, over the same period in the prior year and is primarily attributable to the following. In the three and nine months ended September 30, 2009, other administrative expenses increased $1,508,000, or 218.6% and $2,127,000, or 108.61%, respectively, as a result of an increase in loss provision for OREO, an increase for off-balance-sheet commitments, and an increase in FDIC deposit insurance. Professional expenses increased $800,000, or 815.3% and $868,000, or 224.7%, respectively, and advertising expenses increased $49,000, or 57.7% and $152,000, or 65.2%, respectively, for the three and nine months ended September 30, 2009 over the same periods in the prior year. These increases, which were primarily the result of expenses for ongoing strategic initiatives, were partially offset by a decrease in salaries and benefits of $324,000, or 14.8% and $443,000, or 6.9%, respectively.

Partially offsetting the increase in the provision for loan losses, decreases in interest income, and increase in noninterest expense, which had negative impacts on net income, were decreases in interest expense and increases in noninterest income, which had positive impacts on net income as follows:

•

Interest expense decreased $604,000, or 12.0% and $2,201,000, or 14.6%, for the three and nine months ended September 30, 2009 respectively, as compared to the same periods in the prior year, which was primarily due to interest expense on deposits decreasing $590,000, or 20.2% and $2,520,000, or 27.1%, respectively. This decrease was partially offset by increases in the interest expense on junior subordinated debentures increasing $216,000, or 148.9% and $167,000, or 33.5%, respectively.

•

Noninterest income increased $228,000, or 43.5% and $114,000, or 6.8% for the three and nine month periods ended September 30, 2009. The increases were primarily attributable to increases in a net gain on sale of securities of $247,000 in the third quarter 2009 with no significant corresponding gains on sales of securities in the same period prior year partially and a loss in registered investment advisory services fee income of $71,000 for the nine months ended September 30, 2009 as compared to the same period prior year.

Financial Condition

The Company began to manage down the size of our balance sheet during the third quarter 2009 to improve liquidity, the funding mix and manage capital resources. As of September 30, 2009, consolidated total assets were $695,281,000 as compared to $703,390,000 at December 31, 2008, which represents a decrease of 1.2%. As of September 30, 2009, there were decreases in investment securities held-to-maturity of $4,525,000, or 42.0% and net loans receivable of $34,847,000, or 6.0%. The decrease in held-to-maturity securities was primarily due to pay downs and the decrease in loans was primarily attributable to the sale of $19.8 million of loans sold at par value during the third quarter 2009. These decreases were partially offset by an increase in cash and cash equivalents of $6,706,000, or 42.1%, respectively, at September 30, 2009 as compared to December 31, 2008. The increase in cash and cash equivalents was primarily due to the Bank bolstering its on-balance sheet liquidity. As of September 30, 2009, investment securities available-for-sale increased by $9,682,000, or 17.2%, other real estate owned increased by $5,587,000, or 1339.1%, and other assets increased by $10,265,000, or 136.4% increased as compared to December 31, 2008. The increase in other assets was primarily due to an increase in the income taxes receivable which resulted from in the increase in the provision for loan losses during the first nine months of 2009 as compared to the same period in the prior year.

As of September 30, 2009, consolidated total liabilities were $666,910,000 as compared to $666,017,000 at December 31, 2008, which represents an increase of 0.1%. Contributing to the increase in liabilities during the first nine months of 2009 was an increase in noninterest-bearing deposits of $8,411,000, or 25.3% and certificates of deposits of $36,458,000, or 14.0%, partially offset by decreases in money market and savings deposits of $10,099,000, or 6.5% and decrease in FHLB advances of $33,000,000, or 18.0% as compared to December 31, 2008. FHLB advances decreased as the growth in deposits enabled us to pay down these borrowings.

Shareholders’ equity decreased $9,002,000, or 24.1% to $28,371,000 at September 30, 2009 as compared to December 31, 2008. This was attributable to a net loss of $9,433,000, share-based compensation expense of $178,000 and cash dividends declared of $229,000 partially offset by an unrealized gain on a cash flow hedge of $182,000 and an unrealized security holding gain of $300,000.

As of September 30, 2009, TWA had approximately $394.1 million in assets under management as compared to $254.0 million for the same period prior year. The increase was primarily due to increases in the institutional fixed income portfolio partially offset by market depreciation.

For the three and nine months ended September 30, 2009, the Company’s return on average assets (“ROA”) was (2.83)% and (1.80)%, respectively, compared to 0.89% and 0.86%, respectively, for the same periods in 2008. The Company’s return on average equity (“ROE”) was (61.94)% and (36.29)%, respectively, for the three and nine months ended September 30, 2009 compared to 16.61% and 15.38%, respectively, for each of the same periods last year. Management balances the desire to increase the return ratios with the desire to strengthen the Bank’s capital position, improve asset quality, reduce brokered CD’s and FHLB borrowings, and increase core deposits. The Bank’s market share of total Marin County deposits increased from 5.14% to 5.27%, or an increase of thirteen basis points for the twelve month period from June 2008 to June 2009 (the latest date for which the information is available).

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

RESULTS OF OPERATION

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

For the three and nine months ended September 30, 2009 compared to September 30, 2008, rates paid on interest earning assets declined faster than yields on interest bearing liabilities resulting in a seven basis point decrease, respectively, both in the net interest margin and net interest spread. The following presents average daily balances of assets, liabilities, and shareholders’ equity, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the three and nine months ended September 30, 2009 and 2008.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Three Months Ended

	September 30, 2009			September 30, 2008

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1) (2)	$4,774	$47	5.58%	$6,733	$66	5.49%
Investment securities - Taxable (2)	57,959	617	4.22%	49,546	579	4.65%
Other investments	8,702	18	0.82%	8,367	125	5.94%
Interest bearing deposits in other financial institutions	516	5	3.84%	713	8	4.46%
Federal funds sold	22,025	15	0.27%	8,649	43	1.98%
Loans (3)	595,368	9,093	6.06%	570,107	10,399	7.26%

Total Interest Earning Assets	689,344	9,795	5.64%	644,115	11,220	6.93%
Allowance for loan losses	(18,232)			(5,981)
Cash and due from banks	5,827			4,545
Net premises, furniture and equipment	3,621			4,224
Other assets	33,425			19,289

Total Assets	$713,985			$666,192

Liabilities and Shareholders’ Equity
Interest bearing checking	$8,990	6	0.26%	$7,128	11	0.61%
Savings deposits (4)	179,723	558	1.23%	156,724	915	2.32%
Time deposits	273,579	1,774	2.57%	239,709	2,001	3.32%
Other borrowings	155,982	1,620	4.12%	176,356	1,858	4.19%
Long term debt	5,861	89	6.02%	6,000	81	5.37%
Junior Subordinated Debentures	13,403	361	10.69%	13,403	145	4.30%

Total Interest Bearing Liabilities	637,538	4,408	2.74%	599,320	5,011	3.33%
Noninterest deposits	40,869			27,222
Other liabilities	2,927			3,881

Total Liabilities	681,334			630,423
Shareholders’ Equity	32,651			35,769

Total Liabilities and Shareholders’ Equity	$713,985			$666,192

Net interest income		$5,387			$6,209

Net interest spread (5)			2.90%			3.60%
Net interest margin (6)			3.10%			3.83%

For the three and nine months ended September 30, 2009, the Bank’s net interest income before the provision for loan losses decreased $820,000 and increased $1,316,000, respectively, over the same periods in 2008. The decrease of $1,425,000 in interest income on interest earning assets was primarily due to a decline in the average balance of total loans. The $590,000 decrease in the cost of deposits related to interest bearing liabilities was partially offset by a one-time expense in the third quarter of 2009 due to a reclassification of $211,000 of unrealized loss on the interest rate swap (related to the junior subordinated debt) out of other comprehensive income to non-interest expense.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three months ended September 30, 2009, the Bank’s net interest margin (“NIM”) was 3.10%, a decrease from the NIM of 3.83% in 2008. The decrease is primarily due to the interest reversal for loans that became nonperforming during the third quarter. A declining interest rate environment and as previously mentioned the interest foregone on non-accrual loans are the primary causes for a decrease in the NIM. The Bank’s yield on average interest earning assets decreased from 6.93% for the three months ended September 30, 2008 to 5.64% for the three months ended September 30, 2009 as a result of the factors described below.

The yield on the loan portfolio decreased one hundred twenty basis points from 7.26% in 2008 to 6.06% in 2009 which is primarily attributable to the non-recognition of $1,093,000 of accrued interest income for the large balance of nonperforming loans during the third quarter of 2009 as well as the effect of competitive pressures on rates offered by the Bank due to decreases in interest rates implemented by the Federal Reserve Board in 2008. Yields on loan originations were lower than yields on loans that matured or had balance reductions during the period. The yield on the Bank’s Federal funds sold decreased to 0.27% in 2009 from 1.98% in 2008. The decrease in the yields on loans and Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate (the interest rate banks charge each other for short term borrowings) implemented by the Federal Reserve Open Market Committee (“FOMC”). In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% in December 2008 and has remained at that level through the third quarter of 2009. The average balance of investment securities – taxable in 2009 of $57,959,000 which represents an increase of 17.0% from 2008, nevertheless reflected a decrease in yield from 4.65% in 2008 to 4.22% in 2009. The decrease in yield was a function of purchasing more securities with lower yields than the yields on securities that matured or had balance reductions. The yield on investment securities – muni’s decreased from 5.58% to 5.49% in 2009 as compared to 2008. Other investments yield decreased to a .82% yield in the third quarter of 2009 from 5.60% in the third quarter of 2008. The yield on interest bearing deposits in other financial institutions decreased twenty-seven basis points from 2009 as compared to 2008.

The rate paid on average interest bearing liabilities decreased from 3.33% in the three month period ended September 30, 2008 as compared to 2.74% for the three month period ended September 30, 2009. The rate paid on savings deposits decreased from 2.32% to 1.23% and the rate paid on time deposits decreased from 3.32% to 2.57% in each case from the three month period ended September 30, 2008 as compared to the same period in 2009. These decreases are primarily attributable to the previously discussed changes in market interest rates originating from actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased from 4.19% to 4.12% during the three months ended September 30, 2009 compared to the same period in 2008. Additionally, there was a one-time expense in the third quarter of 2009 due to a reclassification of $211,000 of the unrealized loss on the interest rate swap out of other comprehensive income to non interest expense which impacted the yield paid on junior subordinated debentures from 4.30% to 10.69% in the second quarter of 2009. The rate paid on new long term debt of $6 million increased sixty-five basis points from the third quarter of 2009 as compared to the same period a year ago.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Nine Months Ended

	September 30, 2009			September 30, 2008

(dollars in thousands)	Average Balance	Interest Income/ Expense	Yields Earned/ Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Paid

Assets
Investment securities - Muni’s (1,2)	$4,839	$142	5.58%	$6,670	$197	5.56%
Investment securities - taxable (2)	61,401	1,994	4.34%	49,613	1,756	4.73%
Other investments	9,747	21	0.29%	7,874	330	5.60%
Interest bearing deposits in other financial institutions	573	19	4.43%	682	24	4.70%
Federal funds sold	12,931	27	0.28%	5,313	94	2.36%
Loans (3)	592,956	29,079	6.56%	527,393	29,766	7.54%

Total Interest Earning Assets	682,447	31,282	6.13%	597,545	32,167	7.19%
Allowance for loan losses	(13,804)			(5,478)
Cash and due from banks	4,591			4,458
Net premises, furniture and equipment	3,763			4,407
Other assets	28,089			18,969

Total Assets	$705,086			$619,901

Liabilities and Shareholders’ Equity
Interest bearing checking	$9,053	$19	0.28%	$6,942	33	0.63%
Savings deposits (4)	176,875	1,697	1.28%	150,601	2,852	2.53%
Time deposits	256,337	5,066	2.64%	219,065	6,418	3.91%
Other borrowings	169,436	5,203	4.11%	163,770	5,136	4.19%
Long Term Debt	5,950	204	4.58%	3,343	119	4.75%
Junior Subordinated Debentures	13,403	666	6.64%	13,403	498	4.96%

Total Interest Bearing Liabilities	631,054	12,855	2.72%	557,124	15,056	3.61%
Noninterest deposits	36,623			24,907
Other liabilities	2,704			3,368

Total Liabilities	670,381			585,399
Shareholders’ Equity	34,755			34,502

Total Liabilities and Shareholders’ Equity	$705,136			$619,901

Net interest income		$18,427			$17,111

Net interest spread (5)			3.40%			3.58%
Net interest margin (6)			3.61%			3.83%

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

For the nine months ended September 30, 2009, the Bank’s NIM was 3.61%, a decrease from the NIM of 3.83% for the same period in 2008. The decrease in the NIM in the first nine months of 2009 as compared to the same period of the prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs partially offset by lower loan yields in a declining interest rate environment and interest foregone on non-accrual loans. The NIM during the first three quarters of 2009 also benefitted from an improved funding mix. The Bank’s yield on average interest earning assets decreased from 7.19% for the nine months ended September 30, 2008 to 6.13% for the nine months ended September 30, 2009 as a result of the factors described below.

The yield on the loan portfolio decreased ninety-eight basis points from 7.54% for the nine months ended September 30, 2008 to 6.56% for the nine months ended September 30, 2009 which is primarily attributable to the non-recognition of accrued interest income for the large balance of nonperforming loans during the three quarters of 2009 as well as the effect of competitive pressures on rates offered by the Bank due to decreases in interest rates implemented by the Federal Reserve Board in 2008. Yields on new loan originations were lower than the yields on loans that matured or had balance reductions during the period. The yield on the Bank’s Federal funds sold decreased to 0.28% for the nine months ended September 30, 2009 from 2.36% for the nine months ended September 30, 2008. The decrease in the yields on loans and Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate in 2008 as discussed previously. The average balance of investment securities – taxable in 2009 of $61,401,000 which represents a increase of $11,800,000 from 2008, had a decrease in yield from 4.73% in 2008 to 4.34% in 2009. Again, the decrease in yield was a function of purchasing more securities with lower yields than the yields on securities that matured or had balance reductions. Other investments yield decreased to 0.29% in the first nine months of 2009 from 5.60% in the first nine months of 2008. The yield on interest bearing deposits in other financial institutions decreased twenty-seven basis points in the first nine months of 2009 as compared to the first nine months of 2008. The yield on investment securities for municipal securities remained relatively unchanged for the first nine month periods in 2008 and 2009.

The rate paid on average interest bearing liabilities decreased from 3.61% to 2.72% when comparing the first nine months of 2009 to the same period a year ago. The rate paid on savings deposits decreased from 2.53% to 1.28% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2009 and the rate paid on time deposits decreased from 3.91% to 2.64% from 2008 as compared to 2009. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates due to actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased eight basis points from the first nine months of 2009 as compared to the same period in the prior year. The rate paid on junior subordinated debentures increased one hundred sixty eight basis points in the 2009 period when compared to 2008 due to a decline in the LIBOR rate, to which the borrowing is indexed. The rate paid on new long term debt of $6 million decreased seventeen basis points from the first nine months of 2009 as compared to the same period a year ago.

Analysis of Volume and Rate Changes on Net Interest Income and Expenses

The following sets forth changes in interest income and interest expense for each major category of average interest earning assets and interest bearing liabilities, and the amount of change attributable to volume and rate changes for the periods indicated. Changes not solely attributable to volume or rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008

	Volume	Rate	Total

	(Dollars in thousands)
Increase/(decrease) in Interest Income
Investment securities	$392	$(209)	$183
Other investments	106	(415)	(309)
Interest-bearing deposits	(4)	(1)	(5)
Federal Funds Sold	96	(163)	(67)
Loans	4,724	(5,412)	(688)

	5,314	(6,200)	(886)

Increase/(decrease) in Interest Expense
Interest-bearing checking	$12	$(26)	$(14)
Savings deposits	680	(1,835)	(1,155)
Time Deposits	1,450	(2,802)	(1,352)
FHLB and other borrowings	301	(149)	152
Junior Subordinated Debentures	0	168	168

	2,443	(4,644)	(2,201)

Increase/(decrease) in Net Interest Income	$2,871	$(1,556)	$1,315

Non-interest Income

Non-interest income is comprised of gain on sale of loans, gain/(loss) on sale of securities, gain on sale of real estate owned, loan servicing, fees generated by TWA and other income. Non-interest income for the three months ended September 30, 2009 was $751,000, an increase of $228,000, or 43.5% from the same period in 2008. Non-interest income for the nine months ended September 30, 2009 was $1,778,000, an increase of $114,000, or 6.8% from the same period in 2008.

The following table sets forth information regarding the non-interest income for the periods shown.

	For the Three Months Ended		Increase/	Increase/	For the Nine Months Ended		Increase/	Increase/

	September 30, 2009	September 30, 2008	(decrease) amount	(decrease) percent	September 30, 2009	September 30, 2008	(decrease) amount	(decrease) percent

Gain on sale of loans, net	$—	$—	$—	—	$—	$166,293	$(166,293)	-100.0%
Loss on sale of securities, net	246,340	(5,780)	252,120	-4361.9%	237,487	(5,780)	243,267	-4208.8%
Gain on sale of other real estate own	15,803	—	15,803	100.0%	77,781	—	77,781	100.0%
Loan servicing	27,790	47,103	(19,313)	-41.0%	119,339	131,861	(12,522)	-9.5%
Registered Investment Advisory Ser	134,537	157,283	(22,746)	-14.5%	393,077	464,117	(71,040)	-15.3%
Other income	326,897	324,874	2,023	0.6%	950,301	907,813	42,488	4.7%

Total	$751,367	$523,480	$227,887	43.5%	$1,777,985	$1,664,304	$113,681	6.8%

The Bank closed approximately $19.8 million in loan sales in the third quarter of 2009 at par value as compared to a gain on sale of loans of $166,000 in the first three quarters of 2008.

For the three and nine months ended September 30, 2009, the gain on sale of securities increased primarily due to a $247,000 net gain on sale of securities in the third quarter of 2009, with no significant corresponding gains on sales of securities in the same periods for the prior year.

For the three and nine months ended September 30, 2009, there was a gain of $16,000 and $78,000, respectively, on sale of other real estate owned (“OREO”) with no gain on sales of OREO for the same periods in the prior year.

Loan servicing income for the three months ended September 30, 2009 was $28,000, representing a decrease of $19,000, or 41.0% over the same period in the prior year. Loan servicing income for the nine months ended September 30, 2009 was $119,000, representing a decrease of $13,000, or 9.5% over the same period in the prior year. The decreases were primarily due to the Bank servicing less loans in the three and nine months ended September 30, 2009 as compared to the same periods the prior year.

Advisory Services fee income decreased $23,000, or 14.5% and decreased $71,000, or 15.3%, respectively, from the three and nine month periods ended September 30, 2009 as compared to the same periods in the prior year. The increase in fee income for the three month period ended September 30, 2009 is primarily attributable to the growth in institutional fixed income portfolio. The decrease in the fee income for the nine months ended September 30, 2009 as compared to the same period prior year is primarily attributable to the market declines affecting fees associated with its high net worth portfolio partially offset by the growth in the institutional fixed income portfolio. As of September 30, 2009, TWA had approximately $394 million in assets under management of which $73 million represents the Bank’s investment portfolio, up 28.3% from the end of 2008. This increase is primarily due to growth in the institutional fixed income portfolio.

Other income increased $2,000, or 0.2% for the three month period ended September 30, 2009 as compared to the same period prior year. The increase in 2009 as compared to 2008 is attributable to an increase in savings account service charges, NSF fees, return deposited item charges and ATM fees. Partially offsetting these increases were decreases in debit card fee income and Bank Owned Life Insurance interest income.

Other income increased $42,000, or 4.7% for the nine month period ended September 30, 2009 as compared to the same period prior year. The increase in 2009 as compared to 2008 is attributable to an increase in savings account service charges, return deposited item charges, ATM fee income, and other than temporary impairment income. Partially offsetting these increases were decreases in NSF fees, travelers expense fee income and Bank Owned Life Insurance interest income.

Non-interest Expense

Non-interest expense consists of salaries and benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the three and nine month periods ended September 30, 2009 was $5,727,000, an increase of $1,941,000, or 51.3% and $13,799,000, an increase of $2,614,000, or 23.4%, respectively, as compared with the same periods in 2008.

The following table sets forth information regarding the non-interest expenses for the periods shown.

	For the Three Months Ended		Increase/	Increase/	For the Nine Months Ended		Increase/	Increase/

	September 30, 2009	September 30, 2008	(decrease) amount	(decrease) percent	September 30, 2009	September 30, 2008	(decrease) amount	(decrease) percent

	(Dollars in thousands)				(Dollars in thousands)
Salaries and benefits	$1,866,041	$2,190,224	$(324,183)	-14.8%	$5,969,794	$6,412,496	$(442,702)	-6.9%
Occupancy	347,157	375,669	(28,512)	-7.6%	1,069,699	1,120,204	(50,505)	-4.5%
Advertising	134,996	85,598	49,398	57.7%	386,208	233,839	152,369	65.2%
Professional	808,309	88,313	719,996	815.3%	1,254,876	386,489	868,387	224.7%
Data processing	168,034	142,624	25,410	17.8%	471,007	423,884	47,123	11.1%
Equipment and depreciation	203,856	213,005	(9,149)	-4.3%	562,509	650,364	(87,855)	-13.5%
Other administrative	2,198,415	689,919	1,508,496	218.6%	4,084,593	1,957,672	2,126,921	108.6%

Total	$5,726,808	$3,785,352	$1,941,456	51.3%	$13,798,686	$11,184,948	$2,613,738	23.4%

Salaries and benefits is the largest component of non-interest expense. For the three months ended September 30, 2009, salaries and benefits decreased by $313,000, or 14.3% as compared to the same period in the prior year. The Company’s full time equivalent (“FTE”) employees decreased with FTE of 68 as of September 30, 2009 compared to FTE of 75 as of September 30, 2008. The decrease in salaries and benefits is primarily attributable to ongoing efforts to control overhead including limiting additions to staff and elimination of bonus accruals and lower employee commissions. Additionally, there were lower capitalization of deferred loan costs. Partially offsetting these decreases, there were increases in workers compensation insurance for the three months ended September 30, 2009 as compared to the same period in the prior year.

For the nine months ended September 30, 2009, salaries and benefits decreased by $432,000, or 6.7% as compared to the same period in the prior year. The Company’s FTE employees decreased with the FTE of 68 as of September 30, 2009 compared to FTE of 75 as of September 30, 2008. The decrease in salaries and benefits is primarily attributable to elimination of bonus accruals and lower employee commissions for the nine months ended September 30, 2009 as compared to 2008. Partially offsetting these decreases, there were increases in salaries and wages.

For the three and nine months ended September 30, 2009, the decrease of $29,000, or 7.6% and $51,000, or 4.5%, respectively, in occupancy costs is largely due to decreases in the amortization of tenants improvement and service and maintenance expense as compared to the same periods in the prior year.

Advertising costs increased $49,000, or 57.7% and $152,000, or 65.2%, respectively, in the three and nine months ended September 30, 2009 as compared to the same periods in the prior year. The Company increased advertising expenses for the Bank in the second and third quarter of 2009 as compared to the same periods in the prior year.

Professional services increased $720,000, or 815% and $868,000, or 225%, respectively, in the three and nine months ended September 30, 2009 as compared with the same periods in the prior year. The increases in 2009 as compared to 2008 were primarily attributable to increased consulting expenses for ongoing strategic initiatives, loan related legal expenses and non-recurring legal costs due to a legal settlement.

Data processing expenses for the three months ended September 30, 2009 were $168,000, an increase over the same period in 2008 of $25,000, or 18%. Data processing expenses for the nine months ended September 30, 2009 were $471,000, an increase over the same period in 2008 of $47,000 or 11.1%. The increases are largely attributable to an increase in third party IT support.

For the three and nine months ended September 30, 2009, a decrease of $9,000, or 4.3% and $88,000, or 14%, respectively, in depreciation and amortization expense is primarily attributable to decreases in depreciation expense, service and maintenance expense and purchasing expense as compared to the same periods in the prior year.

Other administrative expenses of $2,198,000 for the three months ended September 30, 2009 represents a $1,508,000 or 218.7% increase over the same period in 2008. This increase is primarily attributable to deposit insurance premiums that were higher due to the FDIC’s increase in deposit insurance premium rate, loss provisions of $1.0 million for OREO and $220,000 for off-balance-sheet commitments. Additionally, there was a one-time expense in the third quarter of 2009 due to a reclassification of $211,000 of the unrealized loss on the interest rate swap out of other comprehensive income to non interest expense. The reclassification was required because the swap became ineffective as a cash flow hedge due to the deferral of interest in the Company’s trust preferred securities during the third quarter of 2009. These increases were partially offset by a decrease in office supplies.

Other administrative expenses of $4,084,000 for the nine months ended September 30, 2009 represents a $2,127,000 or 108.6% increase over the same period in 2008. This increase is primarily attributable to an accrual in the second quarter of 2009 for the industry wide FDIC insurance special assessment of $321,000 and deposit insurance premiums that were higher due to the FDIC’s increase in deposit insurance premium rates, loss provisions of $1.0 million for OREO, $220,000 for off-balance-sheet commitments, general corporate insurance expense, and debit card losses. Additionally, there was a one-time expense in the third quarter of 2009 due to a reclassification of $211,000 of the unrealized loss on the interest rate swap out of other comprehensive income to non interest expense. The reclassification was required because the swap became ineffective as a cash flow hedge due to the deferral of interest in the Company’s trust preferred securities in the third quarter 2009. These increases were partially offset by decreases in office supplies and compensation cost.

The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) measures the Company’s productivity. It represents the cost required to generate each dollar of revenue. The Company’s efficiency ratio was 93.3% and 68.3%, respectively, for the three and nine months ended September 30, 2009 as compared to 56.2% and 59.6%, respectively, for the three and nine months ended September 30, 2008.

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

The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market, and increasing unemployment rate. Over the last three quarters there has been unprecedented volatility and deterioration in the financial markets, witnessing the failure of well-known companies and including a national recession. The loan quality has shown weakness as a result of general economic conditions and could deteriorate even further. Consequently, the Bank has increased the provision for loan losses for the third quarter of 2009 and the book value of specific assets were written down to reflect current fair market values in this recessionary economy.

For the three and nine months ended September 30, 2009, the provision for loan losses was $9,431,000 and $23,435,000, respectively, as compared to a provision for loan losses of $653,000 and $1,597,000 respectively, for the same periods in 2008. The increases in the provisions were the result of an overall deterioration in credit quality and an increased provision associated with specific nonperforming loans. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Income Taxes

The Company reported a benefit of $3,922,000 and $7,596,000, respectively, for the three and nine months ended September 30, 2009 compared to a provision for income taxes of $807,000 and $2,014,000, respectively, for the same periods in the prior year, a decrease of $4,729,000, or 586.1% and $9,610,000, or 477.2%, respectively. The provision reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company manages its effective tax rate through tax benefits associated through the purchase of Bank Owned Life Insurance (“BOLI” – the revenue from BOLI is tax-free), earnings on qualified municipal securities which are primarily tax free, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

FINANCIAL CONDITION

Loans

Loans, net, decreased by $34,847,000, or 6.0% as of September 30, 2009 as compared to December 31, 2008. During the three months ended September 30, 2009, the Bank sold $19.8 million of loans at par value.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At September 30, 2009		At December 31, 2008

	AMOUNT	%	AMOUNT	%

	(Dollars in thousands)

One-to-four family residential	$32,857	5.7%	$33,695	5.7%
Multifamily residential	158,028	27.4%	171,136	28.9%
Commercial real estate	305,245	53.0%	322,861	54.5%
Land	9,788	1.7%	10,905	1.8%
Construction real estate	37,427	6.5%	31,077	5.2%
Consumer loans	1,512	0.3%	2,111	0.4%
Commercial, non real estate	29,340	5.1%	18,913	3.2%

Total gross loans	574,197	99.7%	590,698	99.7%
Net deferred loan costs	1,664	0.3%	1,845	0.3%

Total loans receivable, net of deferred loan costs	$575,861	100%	$592,543	100%

Outstanding loan commitments at September 30, 2009 and December 31, 2008 primarily consisted of undisbursed construction loans, lines of credit and commitments to originate commercial real estate and multifamily loans. As of September 30, 2009, the hospitality industry was identified as a concentration of credit as it represented 14.2% of the loan portfolio. Additionally, as of September 30, 2009 and December 31, 2008, approximately 94.3% and 90.7%, respectively, of the Bank’s loans were secured by real estate.

The substantial decline in the economy in general and the decline in residential and commercial real estate values in the Company’s primary market area in particular have had an adverse impact on the collectability of certain of these loans and have required increases in the provision for loan losses. The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans. Management believes that the adverse impact on the collectability of certain of these loans will continue into 2010, as the combined effects of declining commercial real estate values and deteriorating economic conditions will place continued stress on the Bank’s small business and commercial real estate investor borrowers.

As of September 30, 2009, there was $81,560,000 in hospitality loans representing 14.2% of the loan portfolio. Of this amount $30,012,000 are loans originated through the SBA 504 program with an average original loan-to-value ratio of 50%, $38,808,000 are commercial real estate loans not originated through the SBA 504 program, $7,725,000 are the disbursed balance of construction loans, and $5,015,000 are commercial unsecured. Hospitality loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments. All loans have been assigned to a Portfolio Manager for enhanced monitoring. Updated financial data is being obtained from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the hospitality loan portfolio.

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

As of September 30, 2009, the loan portfolio was primarily comprised of floating and adjustable interest rate loans. The following table sets forth the repricing percentages of the adjustable rate loans as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008

Reprice within one year	41.1%	40.9%
Reprice within one to two years	10.9%	9.5%
Reprice within two to three years	11.4%	10.7%
Reprice within three to four years	23.3%	12.0%
Reprice within four to five years	4.6%	19.1%
Reprice after five years	8.7%	7.8%

Total	100.0%	100.0%

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

Management conducts an evaluation of the loan portfolio quarterly. This evaluation is an assessment of a number of factors including the results of the internal loan review, external loan review by outside consultants from time to time, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions as the Bank is obtaining updated appraisals, current financial statements, current credit reports, and verifying current net worth and liquidity positions of selected borrowers. Additionally, the Bank uses a quantitative analysis to stress test the credit risk inherent in the loan portfolio under various default assumptions and incorporate current industry probabilities of default. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Foreclosed or repossessed loan collateral, OREO, is recorded at the lower of cost or appraised value less estimated costs.

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

Each month the Bank reviews the allowance and makes additional transfers to the allowance as needed. As of September 30, 2009 and December 31, 2008, the allowance for loan losses was 4.56% and 1.37%, respectively, of gross loans outstanding. No assurance can be given that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market area as of September 30, 2009. The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise. As of September 30, 2009 and December 31, 2008, charge-offs of loans totaled $5,269,000 and $37,000, respectively, and recoveries on previously charged-off loans totaled zero and $25,000, respectively. There were 49 nonperforming loans and seven other real estate owned properties as of September 30, 2009 and 18 nonperforming loans and one foreclosed property that was transferred to other real estate owned as of December 31, 2008.

As of September 30, 2009 and December 31, 2008, the ratio of the allowance for loan losses to nonperforming loans was 36.8% and 48.3%, respectively. The allowance is maintained by categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. No assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table provides the allocation of allowance for loan losses by major loan category as of September 30, 2009:

	As of September 30, 2009

Balance at End of Period Applicable to:	Amount	Percent of loans in each category to total loans

	(Dollars In Thousands)
One-to-four family residential	$885	3.4%

Multifamily residential	10,884	41.5%

Commercial real estate	10,702	40.8%
Land	217	0.8%
Construction real estate	2,478	9.4%

Consumer loans	10	0.0%

Commercial, non real estate	1,083	4.1%
Unallocated	—	0.0%

	$26,259	100.0%

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the nine months ended September 30, 2009	For the twelve months ended December 31, 2008

	(Dollars In Thousands)

Gross Loans Outstanding, Period End	$575,862	$592,543
Average amount of loans outstanding	592,956	541,544
Period end non-performing loans outstanding	77,268	16,758

Loans Loss Reserve Balance, Beginning of Period	$8,093	$4,915
Charge-offs
Multifamily residential	(439)	—
Commercial real estate	(4,708)	—
Consumer loans	(122)	(37)

	(5,269)	(37)
Recoveries
Consumer loans	—	25
Multifamily residential	—	—
Commercial real estate	—	—

Net Charge-offs	(5,269)	(12)
Additions/(Reductions) charged to operations	23,435	3,191

Allowance for Loan Loss, End of Period	$26,259	$8,094

Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	0.89%	0.00%

Ratio of Allowance for Loan Losses to Loans at Period End	4.56%	1.37%

Nonperforming Assets

The Bank manages credit losses by enforcing administration procedures and aggressively pursuing collection efforts with troubled debtors. The Bank closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Internal and external loan reviews are performed periodically using grading standards and criteria similar to those employed by bank regulatory agencies. Management has evaluated loans that it considers to carry additional risk above the normal risk of collectability, and by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, selling loans and other collection techniques.

The Bank has a process to review all nonperforming loans on a quarterly basis. The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impairment on specific loans as of September 30, 2009 was $14,000,000 as compared to zero as of December 31, 2008. The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection or if the Bank determines that there is little to no chance of being paid current by the borrower. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal.

When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as OREO. OREO is carried on the books as an asset at fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” The Company had seven OREO’s as of September 30, 2009 for $6,004,000 and one OREO for $417,000 as of December 31, 2008.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated:

	September 30, 2009	December 31, 2008

	(Dollars in thousands)
Non-accrual loans	$71,264	$16,758
Other real estate owned	6,004	417
Restructured Loans	—	—

Total nonperforming assets	$77,268	$17,175

Nonperforming assets as a percent of total loans	13.42%	2.91%
Nonperforming assets as a percent of total assets	11.11%	2.44%

The Company had 49 nonperforming assets totaling $71,264,000 at September 30, 2009. Excluding the nonperforming loan that paid off in October 2009 and the nonperforming loans which we are attempting to sell during the fourth quarter of 2009, which were discussed previously, there are seven nonperforming loans which exceed $1.5 million each and have a total carrying value of $15,555,000 as follows:

•

A $2,167,000 land/construction loan in Carmel Valley, CA secured by a first deed of trust on property zoned for hospitality with a 50% participation with another lender. This loan had an original loan-to-value ratio of 25%.

•

A $2,110,000 loan secured by a first deed of trust on a multifamily residential property located in Richmond, CA and cross-collateralization by a second deed of trust on commercial real estate. The combined original loan-to-value on the loan is 66%.

•	A $3,979,000 commercial real estate loan secured by a first deed of trust on property located in San Francisco, CA. This loan had an original loan-to-value ratio of 65%.
•	A $2,081,000 commercial real estate loan secured by a first deed of trust on property located in San Rafael, CA. The loan had an original loan-to-value ratio of 75%.
•	A $1,901,000 commercial line of credit secured by real estate located in Petaluma, CA. This loan had an original loan-to-value ratio of 38%.
•	A $1,739,000 SBA 504 commercial real estate loan secured by a first deed of trust on property located in Sacramento, CA. This loan had an original loan-to-value ratio of 48%.
•	A $1,578,000 construction loan secured by real estate located in Larkspur, CA. This loan had an original loan-to-value ratio of 50%.

The remaining nonperforming assets total $14,421,000, are under $1.5 million each and are from a general cross-section of the loan portfolio.

The Bank has seven OREO assets with an aggregate principal balance of $6,004,000 as of September 30, 2009. Included in the OREO assets are the following two assets with a book value of $3,865,000 that exceed $1.5 million each.

•

A $1,900,000 commercial bridge loan secured by a luxury single family home under construction in Scottsdale, Arizona. A charge-off of $1,400,000 was recorded to reduce the carrying value of the property to its estimated net realizable value.

•

A $1,965,000 commercial bridge loan secured by real estate in San Francisco, CA. A charge-off of $3,435,000 was recorded to reduce the carrying value of the property to its estimated net realizable value.

The remaining five foreclosed properties have a book value under $1.5 million each.

As of September 30, 2009, there were no restructured loans. The gross interest income that would have been recorded had non-accrual loans been current totaled $1,093,000 in the third quarter of 2009.

As of December 31, 2008, there were 18 loans totaling $16,758,000 which were on non-accrual status. Three of the non-accruals were multifamily loans totaling $1,464,000, two non-accruals were construction real estate loans totaling $2,411,000 and 13 of the non-accruals were commercial real estate loans totaling $12,883,000.

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

•

The $2,167,000 land/construction loan described above, secured by a first deed of trust on property located in Carmel Valley, CA and zoned for hospitality purposes with an 50% participation with another lender and which had an original loan-to-value ratio of 25%.

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

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	September 30, 2009	December 31, 2008

	(Dollars in thousands)
Loans delinquent 30-89 days and accruing	$17,352	$12,829
Loans delinquent 90 days or more and accruing	1,500	—

Total performing delinquent loans	$18,852	$12,829

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

As of September 30, 2009, the carrying value of securities pledged was $4.1 million. The remainder of the investment portfolio is unpledged. As of December 31, 2008, the carrying value of securities pledged was $67,190,000 but not all of the securities pledged as collateral were required to securitize existing borrowings. The Bank’s policy is to stagger the maturities and to utilize the cash flow of the investments to meet overall liquidity requirements.

As of September 30, 2009 and December 31, 2008, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency collateralized mortgage obligations. The Bank also has pursued a strategy to purchase Government National Mortgage Association (GNMA) securities backed by the full faith and credit of the U.S. Government. The Bank also owned $8,652,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Bankers’ Bank stock as of September 30, 2009 and December 31, 2008, respectively. Interest-bearing time deposits in other financial institutions amounted to $177,000 and $558,000 as of September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, $6,249,000 of the securities were classified as held-to-maturity and $66,098,000 of the securities were classified as available-for-sale. At December 31, 2008, $10,774,000, of the securities were classified as held-to-maturity and $56,416,000 of the securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Bankers’ Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Bank’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities
Issued by FNMA	$4,977	$80	$(5)	$5,052
Issued by FHLMC	3,239	92	(2)	3,329
Issued by GNMA	1,366	53	—	1,419

	$9,582	$225	$(7)	$9,800

U.S. Agency Securities
Issued by FNMA	$—	$—	$—	$—
Issued by FHLMC	2,672	138	—	2,810
Issued by GNMA	1,800	11	—	1,811

	$4,472	$149	$—	$4,621

Municipal Securities
Rated AAA	$2,951	$123	$(3)	$3,071
Rated AA	151	8	—	159
Rated A	691	12	—	703
Rated BBB	126	5	—	131
Unrated	854	17	—	871

	$4,773	$165	$(3)	$4,935

Collateralized Mortgage Obligation
Issued by FNMA	$805	$19	$—	$824
Issued by FHLMC	4,169	125	—	4,294
Issued by GNMA	40,869	755	—	41,624

	$45,843	$899	$—	$46,742

Total Available-for-sale	$64,670	$1,438	$(10)	$66,098

Held-to-maturity
Mortgage backed securities
Issued by FNMA	$2,590	$28	$(36)	2,582
Issued by FHLMC	3,659.0	7	—	3,666

	$6,249	$35	$(36)	$6,248

	As of December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$14,944	$369	$(115)	$15,198
U.S. Agency Securities	5,167	125	—	5,292
Municipal Securities	5,225	69	(38)	5,256
Collateralized Mortgage Obligation	30,177	496	(3)	30,670

Total Available-for-sale	$55,513	$1,059	$(156)	$56,416

Held-to-maturity
Mortgage backed securities	$10,774	$15	$(290)	$10,499

	As of September 30, 2009		As of December 31, 2008

	Balance	Yield	Balance	Yield

	(Dollars in Thousands)		(Dollars in Thousands)
Available-for-sale
Mortgage backed securities	$9,800	4.11%	$15,198	5.23%
U.S. Agency Securities	4,621	6.54%	5,292	3.99%
Municipal Securities	4,935	3.93%	5,256	5.66%
Collateralized Mortgage Obligation	46,742	4.05%	30,670	4.63%

	$66,098	4.22%	$56,416	4.83%

Held-to-maturity
Mortgage backed securities	$6,249	2.86%	$10,774	4.02%

The Bank does not hold any non-agency collateralized mortgage obligations or structured notes as of September 30, 2009 and December 31, 2008. The Bank does not own any securities that are collateralized by interest only, sub-prime or alt-a loans. The mortgage related securities are backed by GNMA, FNMA, or FHLMC or are collateralized by securities backed by these agencies. The Bank’s mortgage backed securities, U.S. agency securities and collateralized mortgage obligation serurities are all rated as AAA or higher as of September 30, 2009. Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. We do not have the intent to sell a temporarily impaired security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis. Additionally, the Bank has evaluated the credit ratings of the investment securities. Based on this evaluation, Management has determined that no investment security is other-than-temporarily impaired.

Deposits

The principal source of funds for the Bank are core deposits (non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits) from the Bank’s market areas. At September 30, 2009, total deposits were $493,108,000, representing an increase of $32,807,000, or 7.1% over the December 31, 2008 balance. The Bank’s deposit growth plan for the remainder of 2009 is to concentrate its efforts on increasing noninterest-bearing checking, money market and retail certificate of deposit accounts. As of September 30, 2009, these accounts increased $8,411,332, or 25.3% as compared to December 31, 2008. The Bank obtained wholesale deposits through deposit brokers of $111.5 million (22.6% of deposits) and $84.8 million (18.5% of deposits) and through non-brokered wholesale sources of $109.2 million (22.2% of deposits) and $89.3 million (19.4% of deposits) as of September 30, 2009 and December 31, 2008, respectively.

On April 30, 2009, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. This is included in non-brokered wholesale certificates of deposits. The time deposit bears interest at the rate of 0.19% and matured on July 30, 2009 and was not renewed.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	September 30, 2009			December 31, 2008

	Balance	Deposit Mix	Weighted Average Rate	Balance	Deposit Mix	Weighted Average Rate

	(Dollars in Thousands)
Noninterest-bearing deposits	$41,671	8.5%	0.00%	$33,260	7.2%	0.00%
Interest-bearing checking deposits	7,772	1.6%	0.28%	9,736	2.1%	0.09%
Money Market and savings deposits	146,381	29.7%	1.25%	156,479	34.1%	1.79%
Certificates of deposit	297,284	60.2%	2.48%	260,826	56.6%	2.79%

Total deposits	$493,108	100.0%	1.87%	$460,301	100.0%	2.19%

The following schedule shows the maturity of the time deposits as of September 30, 2009:

	Certificates of Deposit

	Amount	Deposit Mix	Weighted Average Rate

	(Dollars in thousands)
Three months or less	$61,313	20.6%	1.85%
Over 3 through 6 months	44,610	15.0%	1.87%
Over 6 through 12 months	86,620	29.1%	2.22%
Over 12 months through 2 years	75,095	25.3%	3.08%
Over 2 through 3 years	23,999	8.1%	3.77%
Over 3 through 4 years	3,374	1.1%	4.36%
Four years and over	2,273	0.8%	3.55%

Total	$297,284	100.0%	2.44%

Borrowed Funds

The Bank has obtained advances from the Federal Home Loan Bank at September 30, 2009 and December 31, 2008 amounting to $150.1 million and $183.1 million, respectively, an 18% decrease. FHLB borrowings, which are used to hedge interest rate risk in the loan and investment portfolios, mature approximately evenly on a monthly basis. Deposits generated through the business banking efforts, through consumers in the retail branches and the proceeds from the loan sale of $19.8 million in the third quarter of 2009 were used to partially pay down FHLB borrowings in the first three quarters of 2009. This trend is expected to continue through the remainder of 2009 and beyond.

As of September 30, 2009, unused borrowing capacity at the FHLB was $40.0 million under a formula based on eligible collateral, and assets pledged as collateral to the FHLB consisted of $190.4 million of the loan portfolio. As of September 30, 2009, approximately $4.1 million of the investment portfolio has been pledged as collateral. As of December 31, 2008, unused borrowing capacity at the FHLB was $94.7 million. Assets pledged as collateral to the FHLB consisted of $256.1 million of the loan portfolio and $22.1 million of the investment securities portfolio as of December 31, 2008. Total interest expense on FHLB borrowings for the three and nine month period ended September 30, 2009 and 2008 was $1,620,000 and $5,203,000, respectively, as compared to $1,858,000 and $5,136,000, for the same periods in the prior year, respectively.

Included in the FHLB borrowings of $150.1 million, as of September 30, 2009, the Company has borrowings outstanding of $102.1 million with FHLB for Advances for the Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that the interest rates and fees are generally lower than rates and fees on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

The following tables set forth certain information regarding the FHLB advances at or for the dates indicated:

	At or for the nine months ended September 30, 2009	At or for the twelve months ended December 31, 2008

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$169,436	$167,854
Maximum amount outstanding at any month-end during the period	182,085	183,085
Balance outstanding at end of period	150,085	183,085
Average interest rate during the period	4.11%	4.19%
Average interest rate at end of period	4.07%	4.14%

	At September 30, 2009

Maturity	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$15,000	4.42%
Over 3 through 6 months	15,090	4.32%
Over 6 through 12 months	31,000	4.24%
Over 12 months through 2 years	54,000	3.98%
Over 2 through 3 years	17,995	3.85%
Over 3 through 4 years	14,000	3.83%
Over 4 years	3,000	3.73%

Total	$150,085	4.07%

During the second quarter of 2006, the Bank issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of September 30, 2009, the interest rate was 2.10%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

During the third quarter of 2007, the Bank issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of September 30, 2009, the interest rate was 1.79%. The debenture is subordinated to the claims of depositors and other creditors of the Bank.

In light of the continuing challenging economic conditions, on July 9, 2009, the Company’s Board of Directors has elected, pursuant to the terms of the respective indentures, to defer distributions on its $13.4 million of outstanding junior subordinated debentures. Total interest expense attributable to the junior subordinated debentures during the three and nine months of 2009 versus the same period for 2008 was $361,000 and $145,000, respectively, as compared to $665,000 and $498,000, respectively.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on March 28, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2008. The Company received the $2 million in additional disbursements in the second quarter of 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of September 30, 2009, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was equal to three-month LIBOR plus 5.25%.

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on June 26, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of September 30, 2009, the floating interest rate on the $1 million credit facility was equal to three-month LIBOR plus 6.00%.

On July 9, 2009, the Company entered into a First Amendment and Waiver Agreement with Pacific Coast Bankers’ Bank with respect to these two credit facilities (the “Amendment”). Pacific Coast Bankers’ Bank has agreed to a temporary and limited waiver of the Company’s failure to comply with the debt service coverage ratio covenant during the three month periods ended March 31, 2009 and June 30, 2009. The Amendment also revised the agreements with respect to the two credit facilities by adding additional negative covenants that set maximum limits on the amount of nonperforming assets and a minimum amount of the allowance for loan losses.

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

The Company has not yet established a Reserve Account with Pacific Coast Bankers’ Bank, and, accordingly, is in default under the Agreements though the Company is current on all of its interest and principal payments to Pacific Coast Bankers’ Bank as of September 30, 2009. On September 3, 2009 the Bank received notice from Pacific Coast Bankers’ Bank that one or more events of default have occurred under the two business loan agreements dated March 28, 2008 and as of June 26, 2008.

Pacific Coast Bankers’ Bank informed the Bank that it may, in its discretion, choose to delay exercise of the Pacific Coast Bankers’ Bank remedies or to exercise fewer than all of the remedies that are available to it, and that any such action or inaction on Pacific Coast Bankers’ Bank part does not constitute a waiver of any of the Pacific Coast Bankers’ Bank’s rights under law or under the loan documents. The Agreements are not obligations of the Bank and the Bank is not in default of any of its debt obligations.

Total interest expense attributable to the long term debt for the three and nine months ended September 30, 2009 and 2008 was $89,000 and $204,000 and $81,000 and $119,000, respectively.

The Company is dependent upon the payment of cash dividends from its subsidiary, the Bank, to service its commitments. As a result of the Order described in Note 1 to the Unaudited Consolidated Financial Statements contained in this report, the Bank is unable to declare and pay dividends to the Company. The Company is evaluating other measures to enhance liquidity in order for it to be able to service its commitments.

On September 28, 2009, the Company and a member of the Board of Directors executed an agreement whereby the Company received $500,000 in exchange for an unsecured promissory note that accrues interest at 0.75% per annum over its three year term and a warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share over its five year term.

Capital Resources

The Company and the Bank are subject to regulatory capital requirements administered by the federal banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority.

As discussed above in Note 1 to the Unaudited Consolidated Financial Statements contained in this report, on September 14, 2009, the Bank entered into the Consent agreeing to the issuance of the Order with the FDIC and DFI. Among other things, the Order requires the Bank to:

•

Present a written capital plan to the FDIC and the Department within 60 days of the Order by which the Bank would achieve and thereafter maintain a Tier I Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 12% by December 31, 2009. The capital plan must include a contingency plan in the event that the Bank has not adequately complied with the capital requirements. The contingency plan must include provisions for the sale or merger of the Bank; and

•	Not pay cash dividends to the Company without the prior written consent of the FDIC and the DFI.

Failure to meet the required minimum capital requirements pursuant to the capital adequacy guidelines or the Order could initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s business. These actions could include, among others, the imposition of civil monetary penalties, the issuance of additional directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

The Company and the Bank routinely project their capital levels by forecasting earnings, asset credit quality, securities valuation, asset volumes and mix, shareholder dividends (if any), share repurchase activity (if any) and other factors. Capital ratios are reviewed by Management and the Board of Directors on a regular basis to assess whether, and attempt to ensure, that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company and the Bank’s anticipated future needs.

As of September 30, 2009, the Bank’s total risk-based capital ratio was 9.24%, which did not meet the 10.00% level specified in the definition of “well capitalized” under the regulatory framework for prompt corrective action. While all the Bank’s regulatory capital ratios as of September 30, 2009, exceeded the required minimum ratios for capital adequacy purposes, both the Bank’s total risk-based capital ratio of 9.24% and Tier I capital ratio of 6.46% were below the 12.00% and 9.00% levels for total risk-based capital and Tier I capital, respectively, that the Bank is required to achieve by December 31, 2009 pursuant to the Order.

The Company’s total risk-based capital ratio as of September 30, 2009 was 8.26%, which did not exceed the 10.00% level specified in the definition of “well capitalized” under the regulatory capital framework. All of the Company’s regulatory capital ratios as of September 30, 2009, exceeded the required minimum ratios for capital adequacy purposes.

In light of the capital requirements specified in the Order and the Bank’s current capital ratios, as presented below, the Bank and the Company have developed a formal plan to improve their respective capital positions. Potential actions and strategies to meet the capital requirements include actively managing assets and liabilities to a smaller base, controlling operating expenses and retaining earnings, if any, as an internal source of capital. The Company has also suspended making quarterly dividends on its common stock and has deferred distributions on the Company’s $13.4 million of outstanding trust preferred securities to preserve the Company’s core capital and liquidity positions. The Company does not anticipate paying dividends on its common stock until its capital position improves significantly. In addition, the Board of Directors is also evaluating other alternative strategies, is attempting to raise additional capital, and has engaged a financial advisor. While the Bank and Company are developing a formal plan and implementing strategies designed to achieve compliance with the capital requirements specified in the Order, there is no guarantee that the plan and strategies will be successful or sufficient. If the Bank or Company does not achieve compliance with its capital requirements, we may be the subject of additional regulatory actions in the future as described above.

The Bank’s and the Company’s capital adequacy ratios are presented in the following table. The capital ratios have been computed in accordance with regulatory accounting guidelines. As of December 31, 2008, the Company was not a bank holding company and, therefore, not subject to the FRB’s capital requirements, but was a bank holding company as of September 30, 2009.

Capital Ratios for the Bank:

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of September 30, 2009:

Total capital to risk-weighted assets	$53,734	9.2%	$46,725	8.0%	$58,407	10.0%
Tier 1 capital to risk-weighted assets	46,227	8.0%	23,114	4.0%	34,670	6.0%
Tier 1 capital to average assets	46,227	6.5%	28,447	4.0%	35,559	5.0%

As of December 31, 2008:

Total capital to risk-weighted assets	$62,968	10.5%	$48,159	8.0%	$60,199	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	27,471	4.0%	34,339	5.0%

Capital Ratios for the Company:

	Actual Capital		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of September 30, 2009:

Total capital to risk-weighted assets	$48,090	8.3%	$46,352	8.0%
Tier 1 capital to risk-weighted assets	36,767	6.3%	23,344	4.0%
Tier 1 capital to average assets	36,767	5.2%	28,282	4.0%

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans. Liquidity management also considers the potential for unanticipated deposit withdrawals, unanticipated loan demand and reductions in borrowing capacities. Liability management for banks involves evaluation and selection of the type, maturities, amounts, rates and availability associated with deposits, borrowings and other liabilities that a bank could undertake. Liability management is integral to the liquidity management process.

The Bank’s major sources of funds include retail and wholesale deposit inflows, payments and maturities of loans, sale of loans, investment security sales, investment security maturities and pay-downs, FHLB advances, borrowings under Federal funds lines, other borrowings and the acquisition of additional deposit liabilities. The Bank’s primary use of funds are for origination of loans, the purchase of investment securities, to redeem maturing CD’s, checking and savings deposit withdrawals, repayment of borrowings, payment of operating expenses and dividends to common shareholders and Company obligations (when authorized).

One method many banks can utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. A limitation of the Order previously discussed is that the Bank may not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC. The Order also requires the Bank to implement a plan for reducing the Bank’s reliance on brokered deposits. The Bank has developed and is implementing the required plan; brokered deposits declined to $111.5 million at September 30, 2009, from $146.6 million at June 30, 2009. Additionally, the Order requires the Bank to develop and implement a written liquidity funds management policy to guide the Bank’s liquidity and liability management. The liquidity funds management policy has been developed and, among other things, establishes lower limits on brokered deposits and borrowed funds than the Bank has utilized in the past.

To meet liquidity needs, the Bank maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of September 30, 2009, liquid assets were comprised of $22.6 million in cash and cash equivalents, $0.2 million in interest-bearing deposits in other financial institutions, and $66.1 million in available-for-sale securities. Those liquid assets equaled 12.8% of total assets at September 30, 2009. As of December 31, 2008, liquid assets were comprised of $0.6 million in interest-bearing deposits in other financial institutions, $15.9 million in cash and equivalents, and $56.4 million in available-for-sale securities. Those liquid assets equaled 10.4% of total assets at December 31, 2008.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings. The Bank anticipates that the Federal funds lines, FHLB advances and other borrowings will continue to be important sources of funding in the future. While management expects there to be adequate collateral for secured funding requirements, a decline in the Bank’s credit-worthiness would adversely affect the Bank’s ability to borrow on an unsecured basis via Federal funds purchased and likely would adversely affect the overall amounts the Bank could borrow on a secured basis, thus impacting the Bank’s contingent access to additional liquidity.

During the third quarter, two correspondent banks suspended the Bank’s unsecured Fed funds purchased lines of credit totaling $20.0 million. The Bank is also a member of the FHLB San Francisco and has a secured credit limit for advances, the total usable amount of which is dependent on the borrowing capacity of pledged loans. The total borrowing capacity for advances was $190.4 million at September 30, 2009, of which $40.0 million was unused and available at September 30, 2009. In October, the FHLB reduced the Bank’s overall secured credit limit and the Bank responded by paying down $12 million of short-term FHLB advances to offset the effect of the reduction in the credit limit. As a result, the Bank’s unused available borrowing capacity from the FHLB was $33.0 million at October 31, 2009. The FHLB has the discretionary right going forward to take actions to manage the risk of its credit relationship with the Bank, which potential actions include further reducing the Bank’s overall credit limit, requiring delivery of pledged loans and reducing the borrowing capacity of pledged loans.

The Bank also has a $4.1 million secured borrowing capacity with the Federal Reserve Bank of San Francisco’s Discount Window, which was not drawn upon at September 30, 2009. There were no borrowings outstanding collateralized by the investment portfolio as of September 30, 2009, thus the entire $62.0 million Available-for-Sale (AFS) investment portfolio is immediately available to be sold or pledged for borrowings, and the $6.2 million held-to-maturity (HTM) investment portfolio is available to be pledged to the FHLB or the Federal Reserve if needed to obtain additional liquidity. To the extent that the investment securities are used as collateral for outstanding borrowings these securities cannot be sold unless alternative collateral is substituted to collateralize the outstanding borrowings. The inability to sell those securities would reduce our available liquidity.

Management anticipates that cash and cash equivalents, investments, deposits in financial institutions, potential loan sales and borrowing capacities from the FHLB and the Federal Reserve should provide adequate liquidity for the Bank’s operating, lending, investing, customer deposit withdrawal and maturing borrowing needs and to meet its regulatory liquidity requirements for the foreseeable future. However, pursuant to the Order management will continue to reduce brokered deposits as a percentage of total deposits for the foreseeable future. Bank management also plans to reduce FHLB advances as a percentage of total assets in the future to reduce its reliance on collateralized borrowings, which is consistent with the Bank’s objective of increasing its commercial loans and reducing concentrations in commercial real estate loans.

The Company historically has been dependent on the payment of cash dividends from the Bank as the main source of liquidity to service its commitments and pay dividends to shareholders and other obligations. As noted earlier, the Order prohibits the Bank from paying cash dividends to the Company without the prior written consent of the FDIC and the DFI. The inability of the Bank to pay dividends to the Company, absent other sources of funds, is likely to adversely affect the liquidity of the Company and its ability to meet its payment obligations including its requirement to establish a reserve account with Pacific Coast Bankers’ Bank.

In the third quarter 2009, the Company and a member of the Board of Directors executed an agreement whereby the Company received $500,000 in exchange for an unsecured promissory note that accrues interest at 0.75% per annum over its three year term and a warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share over the warrant’s five year term.

As discussed above, the Company agreed to establish a reserve account in the amount of $775,000 on or before August 31, 2009, and to make a principal reduction payment equal to $2,000,000 by no later than November 30, 2009. Due to the lack of receipt of dividends from the Bank and lack of sufficient alternate sources of liquidity, the Company was not able to establish the reserve account. Additionally, as of and for the quarter ended September 30, 2009, the Company was not in compliance with the debt service coverage ratio covenant and two negative covenants related to the amount of nonperforming assets relative to Tier 1 capital, the allowance for loan losses, gross loans and OREO balances at quarter-end.

The Company had $0.4 million of cash and due from banks at September 30, 2009, which combined with the limited sources of additional liquidity expected to be available to the Company in October and November, make it doubtful that the Company will be able to make the $2,000,000 principal reduction payment on the Pacific Coast Bankers’ Bank loans due by November 30, 2009. The Pacific Coast Bankers’ Bank has certain remedies upon the occurrence of an event of default under the loan agreements including declaring all indebtedness immediately due and payable, apply funds in the reserve account (if any) to the indebtedness and exercise any rights or remedies that may be available at law, in equity or otherwise.

For the nine months ended September 30, 2009 and the fiscal year ended December 31, 2008, the Company paid cash dividends on its common stock of $229,000 and $831,000, respectively. As of July 9, 2009, the Company has suspended declaring quarterly dividends on its common shares and the Company does not anticipate paying dividends on its common stock until its capital position improves significantly.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk inherent in its loan, investment, deposit and borrowing functions. The careful planning of asset and liability repricing and maturities and the matching of interest rates to correspond with this repricing and maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent repricing and maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Bank takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans. Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Bank is negatively affected by increasing interest rates. Conversely, the Bank would be positively affected in a decreasing rate environment.

The Bank has generally been able to control the exposure to changing interest rates by maintaining a large percentage of adjustable interest rate loans and some of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Bank has also controlled the interest rate risk exposure of loans with initial fixed rate terms by locking in longer term fixed rate liabilities, including FHLB borrowings, brokered certificates of deposit, and non-brokered wholesale certificates of deposit. It is management’s strategy to minimize the use of FHLB advances and non-brokered deposits beyond the need for interest rate risk management.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the interest rate sensitivity position. To supplement traditional repricing/maturity gap analysis, the Company can perform simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

The following table shows the Company’s cumulative repricing/maturity gap analysis as of September 30, 2009:

	At September 30, 2009

	Within Three Months	Three to Twelve Months	One to Five Years	Over Five Years	Total

	(Dollars in Thousands)
Interest Earning Assets
Securities	$5,124	$27,484	$26,775	$20,238	$79,621
Federal Funds	315	—	—	—	315
Interest-bearing deposits in other financial institutions	—	—	177	—	177
Loans	132,637	117,702	273,551	51,972	575,862
FHLB and PCBB Stock	8,702	—	—	—	8,702

Total	$146,778	$145,186	$300,503	$72,210	$664,677

Interest-Bearing Liabilities
Interest-bearing checking	$7,772	$—	$—	$—	$7,772
Money market and savings	146,381	—	—	—	146,381
Time deposits	61,799	131,852	103,633	—	297,284
FHLB advances	15,000	46,090	88,995	—	150,085
Other long term debt	5,686	—	500	—	6,186
Junior Subordinated Debentures	13,403	—	—	—	13,403

Total	$250,041	$177,942	$193,128	$—	$621,111

Interest rate sensitivity gap	(103,263)	(32,756)	107,375	72,210	43,566

Cumulative interest rate sensitivity gap as a percentage of interest-earning assets	-15.5%	-20.5%	-4.3%	6.6%	6.6%

The target cumulative one-year gap ratio is -15% to 15%. The policy limit for net earnings at risk for a +/- 200 basis points change in rates is –25%, indicating a worst case 25% decrease in earnings over a one year horizon given a 200 basis point change in interest rates. The policy limit for net interest income for a +/- 200 basis points change in rates is –15%, indicating a 15% decrease in net interest income. Management strives to maintain rate sensitive assets on its books.

Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of September 30, 2009, the current one year gap ratio is -20.5%. A negative one year gap indicates that in an increasing interest rate environment, it is expected that net interest margin over the following year would decrease, and in a decreasing interest rate environment, net interest margin over the following year would increase.

The Bank believes that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk. Specifically, the cumulative gap analysis does not address adjustable rate loans at their floor rates that cannot reset as rates change and does not incorporate varying prepayment speeds of loans and investment securities as interest rates change. The Bank, therefore, relies more heavily on the dynamic simulation model to monitor and control interest rate risk.

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

	Estimated Net Interest Income Sensitivity		Estimated Change in Economic Value of Equity

Simulated Rate Changes	As of September 30, 2009	As of December 31, 2008	As of September 30, 2009	As of December 31, 2008

+ 300 basis points	-12.86%	-7.26%	-22.17%	-32.02%
+ 200 basis points	-8.12%	-4.83%	-14.20%	-20.40%
+ 100 basis points	-4.01%	-2.48%	-6.65%	-10.90%
Unchanged	—	—	—	—
- 100 basis points	2.88%	1.04%	8.39%	13.87%
- 200 basis points	3.08%	-2.91%	19.82%	28.78%
- 300 basis points	-1.08%	-8.17%	31.07%	46.88%

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

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition.

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

Item 1A: RISK FACTORS

Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. Any of the following risks could adversely affect our financial performance and condition.

We have consented to the issuance of a cease and desist order by our regulators and we operate in a heavily regulated environment.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the SEC, the FDIC and the California DFI. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital, liquidity and risk management which could adversely affect our growth, profitability and financial condition.

On September 14, 2009, the FDIC and the California DFI issued the Order to the Bank. Among other things, the Order mandates that the Bank cease and desist from certain unsafe and unsound banking practices, including operating with: management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; inadequate board oversight; inadequate capital in relation to the kind and quality of assets held by the Bank; an inadequate loan valuation reserve; a large volume of poor quality loans; engaging in unsatisfactory lending and collection practices; and inadequate provisions for liquidity. The failure to comply with the terms of the Order could result in significant enforcement actions against the Bank of increasing severity, up to and including a regulatory takeover of the Bank.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the current crisis in the financial sector. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act or other legislative and executive initiatives will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

U.S. financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition.

Recent turmoil and downward economic trends have been particularly acute in the financial sector. The cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in the San Francisco Bay Area of California, we may be particularly susceptible to the adverse economic conditions in the state of California where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2008 and September 30, 2009, our nonperforming loans (which consist of non-accrual loans) totaled $16.8 million and $71.2 million, or 2.8% and 12.4% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include foreclosed real estate) were $17.2 million and $77.3 million, or 2.4% and 11.1% of total assets, respectively. In addition, we had approximately $12.8 million and $17.4 million in accruing loans that were 30-89 days delinquent at December 31, 2008 and September 30, 2009, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in nonperforming loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming assets in the future.

Our allowance for loan losses may prove inadequate or we may be adversely affected by credit risk exposures.

For the nine months ended September 30, 2009, we recorded a $23.4 million provision for loan losses and charged off $5.3million. For the year ended December 31, 2008, we recorded a $3.2 million provision for loan losses and charged off $37,000. Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. The credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets, particularly in California. Continuing deterioration in the real estate market could affect the ability of our loan customers, including our largest borrowing relationships, to service their debt, which could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital. As part of the Order, the Bank has agreed to review, at least quarterly, and revise as necessary its allowance for loan losses.

During 2009, our commercial and residential real estate portfolios have continued to be affected by adverse market conditions, including reduced real estate prices and sales levels and, more generally, the entirety of our loan portfolio has been affected by the sustained economic weakness of our markets and the impact of higher unemployment rates.

Our commercial and residential real estate loans have continued to be affected adversely by the on-going deterioration in real estate prices and reduced levels of sales. More generally, all of our commercial real estate loan portfolio, especially construction, hospitality and development loans, have been affected adversely by the economic weakness of our California markets and the effects of higher unemployment rates. We may have to increase our allowance for loan losses through additional provisions for loan losses because of continued adverse changes in the economy, market conditions, and events that adversely affect our customers or markets. Our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected by additional provisions for loan losses.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

We are a company separate and apart from Tamalpais Bank that must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by the Bank for which prior approval from the FDIC and California DFI and additional action by our board of directors will be necessary. As a result of the Order, the Bank is not permitted to pay any cash dividend, without the prior written approval of these regulators. As a result, the Bank cannot pay a dividend to us. Although the Bank can seek to obtain approval to pay such a dividend, the FDIC and the California DFI may choose not to provide such approval and we would not expect to be released from this prohibition until our financial performance improves significantly. Therefore, the Bank may not be able to resume payments of dividends to us in the future.

We are currently in default on our outstanding commitments to one of our lenders.

On September 3, 2009, we were notified by Pacific Coast Bankers Bank, or PCBB, that we are in default under the terms of our business loan agreements with PCBB. As a result of this default, PCBB has the option, to, among other things, declare the $5.7 million principal amount outstanding under the loan agreements immediately due and payable or foreclose on the collateral securing the loans, which includes the stock of the Bank. If PCBB were to declare a default under these loan agreements and proceed to exercise their available remedies, our business and financial conditions will be materially adversely affected.

We are not currently paying dividends on our common stock and are deferring distributions on our trust preferred securities, which restricts our ability to pay cash dividends on our common stock.

We historically paid cash dividends before we suspended dividend payments on our common stock and distributions on our trust preferred securities. Future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all deferred distributions on our trust preferred securities. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. Further, distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date.

Our concentration of commercial real estate loans could result in increased loan losses.

At September 30, 2009, approximately 88.6% of our loan portfolio was concentrated in commercial real estate, or CRE, which has experienced significant deterioration as a result of economic conditions and their effect on our borrowers. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. For the first nine months of 2009, we added $10 million of provisions for loan losses compared to $3.2 million in the fiscal year 2008, $244,000 in 2007 and $439,000 in 2006, in part reflecting collateral evaluations in response to recent changes in the market values of multifamily and commercial real estate and land collateralizing acquisition and development loans.

Further deterioration in the hospitality industry may adversely affect our results of operations.

As of September 30, 2009, approximately 14.2% of our loan portfolio was comprised of hospitality loans. Our hospitality loans are made to borrowers within and outside of the San Francisco Greater Bay Area of California. We have identified hospitality loans as a higher risk concentration based on the impact of the economic conditions on the hospitality industry and supported by the rise in delinquencies and requests for payment deferments. Further deterioration in the credit quality of the hospitality loan portfolio could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. In addition, in November 2009, the FDIC enacted regulation to require banks to prepay three years of premiums by the end of 2009. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Changes in stock and bond market prices could reduce fee income from our investment advisory business.

We earn fee income for our wealth advisory services. Because investment management and advisory fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock and bond market prices could affect the value of such assets under management, reducing fees we earn from our wealth advisory services.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by the inability of receiving dividends from the Bank, based on its current capital position. If our holding company is unable to receive dividends from the Bank, it may be unable to service its own obligations, which would adversely affect our business and financial condition. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both we and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Order requires, among other things, that the Bank submit a capital plan that will ensure that it achieves and maintains a Tier 1 capital ratio of at least 9% and a total risk-based capital ratio of at least 12%. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operation and financial conditions, generally.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have historically utilized deposits obtained out of our market area. As of September 30, 2009, we had wholesale deposits through deposit brokers of $111.5 million (22.6% of deposits) and through non-brokered wholesale sources of $109.2 million (22.2% of deposits). These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, we may not be able to replace all wholesale deposits with retail deposits upon maturity. As a result of the Order, Tamalpais Bank is no longer permitted to accept brokered deposits unless it receives the prior approval of the FDIC and the California DFI. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings and our FDIC deposit insurance assessments increase faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions and fiscal and monetary policies may materially affect the level and direction of interest rates. From September 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to a range between zero to 25 basis points beginning in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining rates reflect efforts by the Federal Reserve to stimulate the economy, but may not be effective, and thus may negatively affect our results of operations and financial condition, liquidity and earnings.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

We operate in the highly competitive markets of Marin County and the Greater Bay Area including San Francisco, Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties of California. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions and mortgage lenders. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people and there are a limited number of qualified persons with knowledge of and experience in the banking industry in our market. Furthermore, recent demand for skilled finance and accounting personnel among publicly traded companies has increased the importance of attracting and retaining these people. Competition for the best people can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and, beginning with our annual report on Form 10-K for the year ending December 31, 2010, independent auditor reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth over time, as our earnings and capital position improve, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

We may attempt to increase our capital resources by issuing additional common stock or preferred stock. Some of these issues, were they to occur, could substantially dilute the value of our common stock. Because our decision to issue securities in future public or private transactions may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. In addition, market conditions could require us to accept less favorable terms for the issuance of securities in the future.

In addition, we face significant regulatory and other governmental risk as a financial institution, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity. In this regard, we note that we were not one of the 19 institutions required to conduct a forward-looking capital assessment, or “stress test,” in conjunction with the Federal Reserve and other federal bank supervisors, pursuant to the Supervisory Capital Assessment Program, a complement to the U.S. Treasury’s Capital Assistance Program, which makes capital available to financial institutions as a bridge to private capital in the future. However, the stress assessment requirements under the Capital Assistance Program or similar requirement could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine, or our regulators could require us, to raise additional capital. There could also be market perceptions regarding the need to raise additional capital, whether as a result of public disclosures that were made regarding the Capital Assistance Program stress test methodology or otherwise, and, regardless of the outcome of the stress tests or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2009, we entered into a Note and Warrant Purchase Agreement with Larry E. Rosenberger, a director of the Company, whereby Mr. Rosenberger agreed to provide the Company with $500,000 in exchange for an unsecured promissory note and a warrant. The note has a principal balance of $500,000, accrues interest at the rate of 0.75% per annum throughout the term of the note, and has a maturity date of September 28, 2012. The warrant represents the right to purchase 12,500 shares of common stock at an exercise price of $6.00 per share, and expires on September 28, 2014. The Company intends to use the proceeds from this transaction for general corporate purposes and the repayment of existing liabilities. We believe the offering and sale of the note and warrant was exempt from registration under Section 4(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about November 4, 2009, we mailed a consent solicitation statement to our shareholders as of the record date (the close of business on October 28, 2009). Pursuant to the consent solicitation statement, we are soliciting the consent of our shareholders to the following proposals:

1.	Approval of an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 10,000,000 shares to 300,000,000 shares.

2.

Approval of an amendment to our Articles of Incorporation to (i) effect a reverse stock split of our common stock by a ratio of not less than one-for-two and not more than one-for-ten at any time prior to November 4, 2010, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its sole discretion, and (ii) reduce the number of authorized shares of our common stock by the reverse stock split ratio determined by the Board of Directors.

In order to approve either of the proposed amendments to our Articles of Incorporation, the Company must receive the written consent of a majority of the outstanding shares of Common Stock by 5:00 p.m. Pacific Time, on November 25, 2009, subject to extension. Final results will be published in a Form 8-K after the time period for providing consents expires (the earlier of November 25, 2009, unless extended, or the time a written consent of a majority of the outstanding shares of Common Stock have been received).

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

a)	Exhibits

	10.1	Form of Tamalpais Bancorp Director Indemnification Agreement
	10.2	Form of Tamalpais Bancorp Officer Indemnification Agreement
	10.3	Form of Tamalpais Bank Director Indemnification Agreement
	10.4	Form of Tamalpais Bank Officer Indemnification Agreement
10.5

Stipulation and Consent to the Issuance of an Order to Cease and Desist, dated September 14, 2009, between Tamalpais Bank and the Federal Deposit Insurance Corporation and the California Department of Financial Institutions (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 18, 2009).

	10.6	FDIC and DFI Order to Cease and Desist, dated September 15, 2009 (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 17, 2009).

	31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
	32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMALPAIS BANCORP, INC.
A California Corporation

Date: November 16, 2009	BY:	/s/ Mark Garwood

Mark Garwood
Chief Executive Officer
Principal Executive Officer

Date: November 16, 2009	BY:	/s/ Karry K. Bryan

Karry K. Bryan
Interim Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Tamalpais Bancorp Director Indemnification Agreement

10.2	Form of Tamalpais Bancorp Officer Indemnification Agreement

10.3	Form of Tamalpais Bank Director Indemnification Agreement

10.4	Form of Tamalpais Bank Director Indemnification Agreement

31.1	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350