Form 10-K
period 2009-12-31
TAMALPAIS BANCORP
filed 2010-04-15
CIK 1099980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒:	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 000-50878

TAMALPAIS BANCORP
(Exact name of registrant as specified in its charter)
California	68- 0175592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Las Gallinas Avenue, San Rafael, California 94903
(Address of principal executive offices)

Registrant’s telephone number including area code: (415) 526-6400

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June, 30, 2009 was $17,904,461.

The number of registrant’s shares of Common Stock outstanding as of March 10, 2010 was 3,823,634.

The following documents are incorporated by reference in Part III of this Form 10-K: Items 10 through 14 of registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders.

Forward-Looking Statements

In addition to the historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the financial condition, results of operation and business of Tamalpais Bancorp and its subsidiaries. Actual results may differ materially from management expectations, projections and estimates. These include, but are not limited to, statements that relate to or are dependent on estimates or assumptions relating to the prospects of loan growth, capital raising transactions, credit quality, capital adequacy, liquidity, reduction of loan concentrations, diversification of the deposit base, sales of nonperforming loans, changes in securities or financial markets, and certain operating efficiencies resulting from the operations of Tamalpais Bank and Tamalpais Wealth Advisors. These forward-looking statements involve certain risks and uncertainties.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) regulatory actions that impact our holding company and bank subsidiary including the Order and the Directive issued with respect to our subsidiary, Tamalpais Bank, by the Federal Deposit Insurance Corporation and California Department of Financial Institutions, and the FRB Agreement between the Company and the Federal Reserve, and our ability to comply with these regulatory actions; (2) higher than expected credit losses; (3) our ability to enhance the capital ratios of the Bank and the Company; (4) our ability to diversify our loan portfolio; (5) our ability to reduce reliance on wholesale funding and generate low cost deposits from our market area; (6) competitive pressure among financial services companies increases significantly; (7) the failure to regain compliance with NASDAQ’s continued listing requirements within the grace period provided under NASDAQ rules, in which case, our shares of common stock would be delisted from the NASDAQ Capital Market; (8) changes in the interest rate environment reduce interest margins; (9) general economic conditions, internationally, nationally or in the State of California are less favorable than expected; (10) legislation or regulatory requirements, regulatory actions against us, or changes adversely affect the businesses in which the consolidated organization is or will be engaged; (11) the ability to satisfy the requirements of the Sarbanes-Oxley Act 2002 and other regulations governing internal controls; (12) decline in real estate values in the Company’s operating market areas; (13) volatility or significant changes in the equity and bond markets which can affect our ability to raise capital and the overall growth and profitability of the wealth advisors business; (14) our ability to sell nonperforming loans or sell such loans on terms acceptable to the Company; (15) changes in the quality or composition of Tamalpais Bank’s loan and investment portfolios; (16) changes in accounting principles, policies or guidelines; (17) asset/liability management risks and liquidity risks; and, (18) other risks detailed in the Company’s filings with the Securities and Exchange Commission. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this report to reflect future events or developments.

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

PART I

ITEM 1. BUSINESS

On October 28, 2008, the Board of Directors of Tamalpais Bancorp (the “Company”) elected to apply to the Board of Governors of the Federal Reserve System to become a bank holding company (“BHC”). On the same date, the Board of Directors of Tamalpais Bank (the “Bank”) elected to apply to the California Department of Financial Institutions (“CDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California industrial bank to a California state commercial bank. On January 8, 2009, the Company received the written consent from a majority of its shareholders to amend its Articles of Incorporation to authorize a class of preferred stock.

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

Accordingly, as of January 30, 2009, the Bank is now a commercial bank and the transaction by which the Company became a BHC was consummated as of that date.

As of December 31, 2009, the subsidiaries of the Company consisted of the Bank and Tamalpais Wealth Advisors (“TWA”), both of which are consolidated subsidiaries. The Company has entered into an agreement for the disposition of TWA. See “Tamalpais Wealth Advisors” of this Report. San Rafael Capital Trusts II and III (the “Trusts”) are wholly-owned unconsolidated subsidiaries which were formed during 2006 and 2007, respectively. All significant intercompany transactions and balances have been eliminated.

The Company’s outstanding equity securities consist of one class of no par value, Common Stock. The principal executive offices of the Company are located at 630 Las Gallinas Avenue, San Rafael, California, 94903, telephone number (415) 526-6400, facsimile number (415) 485-3742. The Company makes available free of charge on its website at www.tambancorp.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, and reports of insider transactions on Forms 3, 4, and 5 as soon as reasonably practicable after the Company, or insiders, as the case may be, file such reports with, or furnishes them to the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website. The Company may also be contacted via electronic mail at info@tambancorp.com.

Regulatory Action

We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond. We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, to address our current and expected liquidity and capital deficiencies. However, to date we have been unable to raise additional capital and failed to meet certain deadlines to increase capital imposed by our regulators as described in more detail below. There can be no assurance that we will be able to arrange for sufficient liquidity or to raise additional capital in time to satisfy regulatory requirements and meet our obligations as they come due. In addition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further action to that described below, including  assumption of control of Tamalpais Bank, to protect the interests of depositors insured by the FDIC.

As we reported in our Form 8-K filed with the SEC on September 17, 2009, the Bank entered into a Stipulation and Consent (“Consent”) agreeing to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Based upon our Consent, the FDIC and the CDFI jointly issued the Order on September 14, 2009.

The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include, among others, the implementation of a capital plan which specifies how the bank will attain and maintain a Tier I capital ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 12% by December 31, 2009, a contingency plan in the event that the Bank has not adequately complied with the capital requirements; have and retain qualified management of the Bank, assess management and staffing needs, qualifications and performance; maintain a fully funded allowance for loan losses; reduce commercial real estate loans; review, revise and adhere to the Bank’s loan policy, develop a liquidity funds management policy; not accept, renew or roll-over brokered deposits without obtaining regulatory approval; not pay cash dividends without regulatory approval; and furnish quarterly progress reports to the FDIC and CDFI regarding its compliance with the Order.

The Order specifies certain timeframes for meeting the requirements of the Order. The Bank has established a Board Oversight committee to monitor and coordinate compliance with the Order and such remedial measures are in process. The Order will remain in effect until modified or terminated by the FDIC and the CDFI. We have not achieved the Tier I Capital or Total Risk-Based Capital Ratios required under the Order by December 31, 2009 nor have we reduced the Bank’s assets classified as “substandard” in relation to Tier I Capital plus the allowance for loan losses to not more than 100 percent by March 12, 2010. The failure to comply with the terms of the Order could result in significant enforcement actions against the Bank of increasing severity, up to and including a regulatory takeover of the Bank.

As we reported in our Form 8-K filed with the SEC on January 21, 2010, the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) effective January 14, 2010 (the “FRB Agreement”). The FRB Agreement generally provides for the development and implementation of actions to ensure the Bank complies with the Order, and any other supervisory action taken by the Bank’s federal or state regulators. Among other things, the FRB Agreement requires the Company to:

●
Not declare or pay any dividends without the prior written approval of the Federal Reserve and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Division Director”);

●
Not make any distribution of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve and the Division Director;

●	Not incur, increase, or guarantee any debt without the prior written approval of the Federal Reserve;
●	Submit a written capital plan to the Federal Reserve within 60 days of the FRB Agreement;
●	Provide a written statement regarding cash flow projections for 2010 within 60 days of the FRB Agreement and submit a cash flow projection for each calendar year thereafter;
●
Comply with notice and approval requirements under applicable law and regulations relating to the appointment of directors, senior executive officers as well as any change in the responsibilities of any senior executive officers; and,

●	Comply with the restrictions on indemnification and severance payments under applicable law and regulations.

The FRB Agreement specifies certain timeframes for meeting the requirements of the FRB Agreement. The Company has established an oversight committee to monitor and coordinate compliance with the FRB Agreement and responsive actions have been taken. The FRB Agreement will remain in effect until modified or terminated by the Federal Reserve. The failure to comply with the terms of the FRB Agreement could result in significant enforcement actions against the Company.

On March 12, 2010, the Company submitted to the FRB a written capital plan and a written statement regarding cash flow projections for 2010.

As we reported in our Form 8-K filed with the SEC on February 25, 2010, the Bank received a Supervisory Prompt Corrective Action Directive (the “Directive”) from the FDIC due to the Bank’s “significantly undercapitalized” status as of December 31, 2009 under regulatory capital guidelines.

The Directive provides that within 30 days of the effective date of the Directive (by March 21, 2010), the Bank must: (1) sell enough voting shares or obligations of the Bank so that Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. While the Company has not yet raised capital and no assurance can be given that it will be successful in its efforts to recapitalize the Bank, the Company has been, with the assistance of its investment banking firm, actively engaged in seeking additional capital from various sources.

The Directive also prohibits the Bank from: (1) paying interest on deposits in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter; (4) making any capital distributions or dividend payments to the Company or any affiliate of the Bank or the Company; and (5) establishing or acquiring a new branch and requires the Bank to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch. In addition, the Directive provides that the Bank may not pay any bonus to, or increase the compensation of, any director or officer of the Bank without the prior approval of the FDIC, and the Bank must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. Lastly the Bank may not enter into any material transaction, including any investment, expansion, acquisition, sale of assets or other similar transaction which would have a significant financial impact on the Bank without prior approval of the FDIC. The Bank was already substantially subject to each of these prohibitions prior to the issuance of the Directive, and since last year, key components of the Bank’s business strategy have included the reduction in its asset base and brokered deposits.

The failure to comply with the terms of the Directive could result in a regulatory takeover of the Bank. The Company’s principal assets are the capital stock of the Bank and it is not likely the Company would receive any recovery after such a regulatory action.

Additionally, the holding company unconditionally guarantees that the Bank will comply with the Capital Restoration Plan (“CRP”) until the FDIC notifies the Bank, in writing, that the Bank has been “adequately capitalized”, on average for four consecutive quarters. Additional undertakings by the holding company include:

●	take any actions directly required of the holding company under the CRP;
●	take any corporate actions necessary to enable the Bank to take actions required of the Bank under the CRP;
●	not take any action that would impede the Bank’s ability to implement the CRP; and,
●	ensure that the Bank is staffed by competent management.

Tamalpais Bank

The Bank was established in 1991 and is subject to primary supervision, periodic examination and regulation by the CDFI and by the FDIC as the Bank’s primary federal regulator. The Bank, now a California chartered commercial bank, has its deposits insured by the FDIC to the extent provided by law. The Bank operates seven full service branches in Marin County, located north of San Francisco, California. The Bank offers a full range of banking services targeting small-to-medium sized businesses, individuals and high-net worth consumers. The Bank seeks to focus on relationship-based community banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs. These customers demand the convenience and personal service that a local, independent financial institution can offer. The Bank attracts deposits, loans and lines of credit from small-to-medium sized businesses, not-for-profit organizations, individuals, merchants, and professionals who live and/or work in the communities comprising the Bank’s market areas.

The Bank’s deposit products include checking products for both business and personal accounts, tiered money market accounts offering a variety of access methods, tax qualified deposits accounts (e.g., IRAs), and certificates of deposit products. The Bank also offers commercial cash management products and DepositNOW Remote Deposit Capture, which is a check clearing tool that allows customers to deposit checks without going to a branch. A courier service is available to the Bank’s professional and business clients. Additionally, the Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its Internet banking products. The Bank’s ATM network is linked to both the STAR and PLUS networks and is also a member of the MoneyPass® nationwide network whereby customers have access to more than 24,000 surcharge-free ATMs.

The Bank’s lending programs include commercial and retail lending programs including commercial and industrial real estate loans, commercial loans to businesses including SBA loans, mortgages for multifamily real estate, revolving lines of credit and term loans, consumer loans including secured and unsecured lines of credit, land and construction lending for commercial real estate, single family residences and apartment buildings. Because of the regulatory actions as described in this Report, lending activities to borrowers have been curtailed by the Bank. The Bank is currently unable to fund any Commercial Real Estate loans as noted in the Order.

Economic Conditions

In connection with recent turmoil in the California economy and California real estate market, the Bank recorded a net loss of $37,628,000 for the fiscal year ended December 31, 2009. This loss was primarily attributable to the increases in our loan loss provision for loans sold in the fourth quarter of 2009 and for loans planned to be sold in the first quarter of 2010 subject to regulatory approval, general loan loss provision, as well as non-cash charges of $11,231,000 for the valuation allowance established against deferred tax assets due to significant doubt as to the ability of the Company to realize these deferred tax assets against positive taxable income in future years.

Nonperforming assets totaled $46,946,000 at year end 2009, up from $17,175,000 as of December 31, 2008. Small business owners and investors have seen reduced revenues due to declining economic activity, and rising unemployment has caused some borrowers to become delinquent on loan payments. Additionally, the value of land, construction and commercial real estate loans have been severely impacted by the decline in occupancy rates, rental lease rates and property values. The net loss has had a negative impact on our liquidity and capital adequacy and has resulted in actions by our regulators to restrict our operations as discussed under Regulatory Action above in this Report. See further discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. In response to those regulatory actions, we have implemented a remediation plan and are pursing alternative capital and liquidity options.

Tamalpais Wealth Advisors

TWA is a registered investment advisor under the Investment Advisers Act of 1940, as amended. TWA provides investment management, financial planning and advice to high-net worth individuals, families and institutions in the Marin County and surrounding marketplace.

As we reported in our Form 8-K filed with the SEC on February 4, 2010, the Bank entered into an agreement with a San Francisco-based firm whereby the staff of TWA will be absorbed by this firm, and its clients will be referred to the firm and the Company will share revenues from the clients who migrate to the San Francsico-based firm for a period of five years. See Note 25 of this Report on Subsequent Events for TWA.

Market Area

The Company is headquartered in Marin County, California, which has a population of 253,287, the second highest household income in the state and the 5th highest per capita income out of the 3,111 counties nationwide, according to data from the U.S. Census Bureau. In Marin County, the median price for a single-family home is $755,000, according to DataQuick’s December 2009 home sales report, up $80,000, or 11.9% from the same period a year ago. The per capita income is $91,483, which is the 5th highest in the nation, and household income is $83,910, which is the second highest in the State, according to data from U.S. Census Bureau. Marin County had $9.2 billion in total deposits as of June 30, 2009 and the Bank’s market share of total Marin County deposits increased from 5.14% to 5.27%, an increase of thirteen basis points for the twelve month period from June 2008 to June 2009 according to data from the FDIC (the latest data for which the information is available).

The Company’s market area consists primarily of Marin and San Francisco Counties and to a lesser degree the Greater Bay Area including Alameda, Contra Costa, San Mateo, Santa Clara, Sonoma and Napa counties. The Bank’s deposit gathering efforts are focused primarily in the Marin County communities surrounding its full service branches.

Calendar year 2009 and 2008 were challenging times not only on the national level, but within the state of California, and more specifically, the Company’s primary market area. The ongoing recession that began in the fourth quarter of 2007 has severely impacted the national, state and local housing and commercial markets. The unemployment rate in California has increased dramatically, rising to 12.3% as of December 31, 2009, up from 9.1% as of December 31, 2008. The unemployment rate in Marin County has increased from 5.5% as of December 31, 2008 to 8.0% as of December 31, 2009. Although the Company’s market areas have historically weathered economic downturns better than other areas of the State, the decline in home values, commercial property values and rising unemployment, among other factors, have affected the ability of borrowers to satisfy their financial obligations on a national, state, and local level.

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

The Company also added experience and depth to its credit administration team. In the fourth quarter of 2008, management hired a Chief Credit Officer with extensive in-market commercial lending experience and in the first quarter of 2009 added managers with specific experience in portfolio management and loan administration. In the second quarter of 2009, the Bank promoted Jamie Williams, who has over twenty years of experience working in the Marin County banking industry, to be Executive Vice President/Market President of the Bank. Management also obtains, from time to time, independent third party reviews and managers assistance of the loan portfolio from outside consultants who have bank regulatory or credit experience and are familiar with applicable regulatory guidelines and industry practices. All of these actions enable the Company to continue to be proactive in monitoring credit quality.

In addition, the Company is taking steps to enhance the capital position of the Bank and the Company. In this regard, the Company adopted a plan to reduce certain assets and wholesale liabilities of the Bank, control overhead once the Company has been stabilized, sell certain nonperforming and performing loans and retain earnings. The Board of Directors has suspended paying dividends on its shares of common stock and has deferred payments on the Company’s trust preferred securities to prudently manage its capital position. The Board of Directors is pursuing all alternative strategies, including raising capital, and has engaged a financial advisor.

The Bank is focused on selling performing and nonperforming loans, reducing its reliance on brokered deposits and FHLB funding and on reducing its cost of funds by acquiring small business and consumer deposits through its team of business banking professionals and through its retail branches. As a result of these efforts, the Bank sold $63.5 million in principal of performing and nonperforming loans during fiscal year 2009, FHLB borrowings have decreased $64.0 million, or 35% as of December 31, 2009 while noninterest bearing deposits increased $10.1 million, or 30.4% compared to December 31, 2008. Additionally, because of the regulatory actions as described in this Report, the Company is prohibited from any expansionary activities.

The Company’s strategy incorporates:

●	tailoring loan and deposit products such as business lines of credit, owner-user commercial real estate, term loans and cash management services to small-to-medium sized businesses;
●	providing business banking via the team of experienced business bankers focusing on relationship banking including generating business deposits and related loan opportunities;
●	controlling general and administrative expenses;
●	increasing core deposits while reducing wholesale funding sources;
●	increasing capital and related ratios;
●	focusing on credit quality with C&I, and a relationship oriented commercial lending and a diversified loan portfolio;
●	increasing non-interest income to a greater portion of total revenue;
●	utilizing new technologies to better meet the financial needs of businesses and professionals;
●	aggressively managing-down existing nonperforming loans and OREO’s; and,
●	proactively managing criticized and substandard performing loans.

The Bank has ongoing programs to evaluate the adequacy of its allowance for loan losses in the current economic conditions. These programs use quantitative analysis to stress test the credit risk inherent in the loan portfolio under various default assumptions and incorporate current industry probabilities of default. In addition, the Bank has enhanced its process of evaluating nonperforming loans for impairment. This process involves, among other factors, obtaining updated appraisals, current financial statements, current credit reports, and verifying current net worth and liquidity positions of selected borrowers. The ongoing viability of businesses is also evaluated, including land and construction loans that have been impacted by the downturn in property values.

Based on the continued implementation of these processes and coupled with the increased level of nonperforming assets in fiscal year 2009, loan loss provisions are expected to remain elevated for fiscal year 2010. In addition, as updated appraisals and financial information are received on specific nonperforming assets, specific impairment charges are also likely to be recorded in fiscal year 2010 although the magnitude of these charges cannot be estimated at this time.

Competition

The banking and financial services business in California generally, and in the Company’s market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is a result of many factors including, but not limited to:

●
The deepening recession that began in the fourth quarter of 2007 has caused decreased real estate values, increased unemployment, and reductions in the liquidity and net worth of businesses and consumers in the Company’s primary markets.

●
The ongoing sub-prime and Alt-A lending crisis, which began in the summer of 2007 and continued into 2008, has caused a liquidity shortage, particularly among large retail and commercial mortgage lenders. This has caused increased competition for retail deposits, as these institutions needed to offer above market rates for retail deposits due to their inability to raise liquidity through capital market sources.

●
Significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors with greater resources than the Company.

●	Increasing integration among commercial banks, insurance companies, securities brokers, and investment banks.

●	Continued growth and increased market share of non-bank financial service providers that often specialize in a single product line such as credit cards or residential mortgages.

●	Increased Internet based competition causing the Bank to compete more frequently with remote entities soliciting customers in its primary market area via web based advertising and product delivery.

●	Introduction of new technologies which may bypass the traditional banking system for funds settlement.

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

As of June 30, 2009, approximately 95 banking offices with $9.2 billion in total deposits served the Marin County market. The four banking institutions with the greatest market share, Wells Fargo Bank, Bank of America, Bank of Marin and Westamerica Bank, had deposit market shares of 25.1%, 18.9%, 9.4% and 8.1%, respectively, as of June 30, 2009, the most recent date for which data is available, compared with the Bank’s share of 5.3%.

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

In order to compete with other financial service providers, the Company uses to the fullest extent possible the flexibility and rapid response capabilities which are accorded by its independent status. This includes an emphasis on:

●	development and sale of specialized products and services tailored to meet its customers’ needs;

●	local, flexible, and fast decision making;

●	personal service and the resulting personal relationships of its staff and customers;

●	referrals from employees, directors and satisfied customers; and,

●	local community involvement.

Employees

As of December 31, 2009, the Company employed 72 full-time employees. The employees are not represented by a union or covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Other Information

There were no significant expenditures made by the Company during the last two fiscal years on material research activities relating to the development of services. The Company’s business is not seasonal. The Company intends to continue its business banking activities that have characterized the Company’s operations over the last year, subject to the restriction placed on the Company due to the Regulatory Orders.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, the California legislature and before various banks regulatory and other professional agencies.

Supervision and Regulation

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

The Company is also treated as a bank holding company under the California Financial Code. As such, the Company and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the CDFI.

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

As previously disclosed in this Report, the Company entered into an agreement with the Federal Reserve Bank of San Francisco which provides among other things, for the development and implementation of actions to ensure the Bank complies with the Order to Cease and Desist with the FDIC and CDFI, and any other supervisory action taken by the Bank’s federal or state regulators.

Additionally, the holding company unconditionally guarantees that the Bank will comply with the Capital Restoration Plan (“CRP”) until the FDIC notifies the Bank, in writing, that the Bank has been “adequately capitalized”, on average for four consecutive quarters. Additional undertakings by the holding company include:

●	take any actions directly required of the holding company under the CRP;
●	take any corporate actions necessary to enable the Bank to take actions required of the Bank under the CRP;
●	not take any action that would impede the Bank’s ability to implement the CRP; and,
●	ensure that the Bank is staffed by competent management.

Securities Registration

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

Regulation and Supervision of The Bank

The Bank is a California state-chartered commercial bank and its deposits are insured by FDIC to the extent provided by law. The Bank is subject to primary supervision, periodic examination and regulation by the CDFI and the FDIC, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act (“FDIA”) to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Furthermore, the Bank is required to maintain certain levels of capital, and is also subject to consumer protection laws.

If, as a result of an examination of the Bank, the FDIC or the CDFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to those regulatory agencies. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and take possession and close and liquidate the Bank.

As previously disclosed in this Report, the Bank entered into an Order to Cease and Desist with the FDIC and CDFI effective September 14, 2009 and the Directive with the FDIC on February 19, 2010. The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. The failure to comply with the terms of the Order or the Directive could result in significant enforcement actions against the Bank of increasing severity, up to and including a regulatory takeover of the Bank.

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

The FDIC and the CDFI have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC and CDFI could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Furthermore, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. The CDFI may impose similar limitations on the Bank. Under certain circumstances, dividends could be prohibited under the Trust Preferred Securities.

As a result of the Order and Directive as discussed in this Report, the Bank is not permitted to pay any cash dividend, without the prior written approval of FDIC and CDFI. As a result, the Bank currently cannot pay a dividend to the holding company.

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

As a result of the Order and Directive as discussed previously in this Report, our failure to remain “well capitalized” for bank regulatory purposes could result in a regulatory takeover of the Bank.

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

As disclosed previously in this Report, the Bank received a Supervisory Prompt Corrective Action Directive from the FDIC on February 19, 2010 due to the Bank’s “significantly undercapitalized” status as of December 31, 2009 under regulatory capital guidelines.

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

Premiums for Deposit Insurance and Assessments for Examinations

The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the DIF. The FDIC is authorized to assess premiums on depository institutions which are members of the DIF, and borrow from the Treasury. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits.

Congress adopted the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and the President signed it on February 8, 2006 and a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provided for:

●	Merging the DIF and SAIF deposit insurance funds;
●	Annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;
●	Increasing deposit coverage for retirement accounts to $250,000;
●
Indexing the insurance level for inflation, with any increases approved by the FDIC and National Credit Union Administration (NCUA) on a five-year cycle beginning in 2010 after review of the state of the deposit insurance fund and related factors;

●	credits of up to $4.7 billion to offset premiums for banks that capitalized the FDIC by 1996; and,
●	a historical basis concept for distributing credits and dividends to reflect past contributions to the insurance funds.

The FDIC has designated the DIF long-term target reserve ratio at 1.25% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15%, the statutory minimum. Effective January 1, 2009, the FDIC adopted a restoration plan that uniformly increased insurance assessments. The FDIC adopted changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. Institutions would be classified into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes improved the way the system differentiates risk among insured institutions.

Under the EESA, adopted on October 3, 2008, certain increases in FDIC deposit insurance have also been approved, as amended. From October 3, 2009, until December 31, 2013, the amount of deposit insurance provided by the FDIC is increased from $100,000 to $250,000. This temporary increase is automatic. In November 2008, the FDIC adopted the Transaction Account Guaranty Program (“TAGP”) that provides, in exchange for additional assessments, unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts, certain attorney trust accounts, and NOW accounts paying no more than 50 basis points of interest regardless of dollar amount. Given the current deficient funded condition of the DIF and expected continued bank failures, the Bank expects premiums for deposit insurance to remain elevated. In addition, in May 2009, the FDIC imposed a special assessment of 5 basis points of each institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points times its assessment base for the quarter. In November 2009, the FDIC adopted a rule requiring prepayment of assessments for 2010, 2011 and 2012. This rule allows the FDIC, however, to exercise its discretion under certain circumstances to exempt an institution that is under a Cease and Desist Order to be exempt from the prepaid requirement, and thus the Bank was exempt from prepaying these assessments in 2009.

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

Customer Information Security

The federal bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLB Act (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

On October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. The USA PATRIOT Act also made significant changes to BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

●	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

●
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

●
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and,

●	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

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

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and, (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers. As a public reporting company, the Company was required to provide management’s report on internal control over financial reporting beginning with its 2009 Annual Report on Form 10-K. The auditor’s attestation report on internal controls over financial reporting is not required until 2010 unless there is a deferment announced during 2010. The Company has adopted a code of ethics (“Code of Ethics”) that applies to its executive officers. A copy of the Code of Ethics is filed as an exhibit hereto.

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

Congress enacted the FACT Act, (“Fair and Accurate Credit Transaction Act”) of 2003, which has the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003. The President signed the FACT Act into law on December 4, 2003. In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act preempts elements of the California Financial Information Privacy Act. A series of regulations and announcements were promulgated during 2004, including a joint FTC/Federal Reserve announcement of effective dates for FCRA amendments, the FTC’s “Free Credit Report” rule, revisions to the FTC’s FACT Act Rules, the FTC’s final rules on identity theft and proof of identity, the FTC’s final regulation on consumer information and records disposal, and the FTC’s final summaries and notices. Regulations implementing this provision of FACT Act have a mandatory effective date of October 1, 2008. The Bank has developed and implemented a written program to detect, prevent, and mitigate identity theft for certain new and existing accounts.

Regulation W

Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The FRB also issued Regulation W, which became effective on April 1, 2003, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s parent company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their abilities to engage in “covered transactions” with affiliates:

●	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and,

●	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

A “covered transaction” includes, among other things, a loan or extension of credit to an affiliate; a purchase of securities issued by an affiliate; a purchase of assets from an affiliate, with some exceptions; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a bank and its subsidiaries may engage in certain transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is in compliance with Regulation W.

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

Pending Legislation

Changes to state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

ITEM 1A – RISK FACTORS

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

We have consented to the issuance of a cease and desist order by our regulators and failure to comply with the terms of this order could result in significant enforcement actions.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, SEC, FDIC and California DFI. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital, liquidity and risk management which could adversely affect our growth, profitability and financial condition.

On September 14, 2009 the FDIC and the California DFI issued the Order to the Bank. Among other things, the Order mandates that the Bank cease and desist from certain unsafe and unsound banking practices, including operating with: management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; inadequate board oversight; inadequate capital in relation to the kind and quality of assets held by the Bank; an inadequate loan valuation reserve; a large volume of poor quality loans; engaging in unsatisfactory lending and collection practices; and inadequate provisions for liquidity. Specifically, the Order required that the Bank submit to the regulators a detailed capital plan to address how the Bank would achieve and thereafter maintain its Tier I capital ratio above 9% and total risk-based capital ratio above 12% by December 31, 2009; the Bank did not meet these increased capital requirements by that date. The failure to comply with the terms of the Order could result in significant enforcement actions against the Bank of increasing severity, up to and including a regulatory takeover of the Bank.

Effective January 14, 2010, as a result of the Order, the Company entered into an FRB Agreement. The FRB Agreement generally provides, among other things, for the development and implementation of actions to ensure the Bank complies with the Order, and any other supervisory action taken by the Bank’s federal or state regulators. The FRB Agreement specifies certain timeframes for meeting the requirements of the FRB Agreement. Specifically, the Order required that the Bank submit to the regulators a detailed capital plan to address how the Bank would achieve and thereafter maintain its Tier 1 capital ratio above 9% and total risk-based capital ratio above 12% by December 31, 2009; the Bank did not meet those increased capital requirements by that date. The failure to comply with the terms of the FRB Agreement could result in significant enforcement actions against the Company.

The Bank’s regulatory capital position has fallen below the level necessary to be considered “well capitalized” and was categorized as “significantly undercapitalized” as of December 31, 2009. “Significantly undercapitalized” banks may not accept, renew or rollover brokered deposits or solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited. The Bank’s “significantly undercapitalized” status subjects it to additional regulatory restrictions that are generally consistent with the restrictions identified within the Order and include, among others, that the Bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter and may not establish or acquire a new branch office or sell, relocate or dispose of an existing branch without regulatory approval.

We have consented to the issuance of a Supervisory Prompt Corrective Action Directive by our regulators.

On February 19, 2010, the FDIC issued a Supervisory Prompt Corrective Action Directive (the “Directive) to the Bank due to the Bank’s “significantly undercapitalized” status as of December 31, 2009 under regulatory capital guidelines. The Directive provides that within 30 days of the effective date of the Directive (by March 21, 2010), the Bank must: (1) sell enough voting shares or obligations of the Bank so that Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. The failure to comply with the terms of the Directive could result in a regulatory takeover of the Bank.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

●	Increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●
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

●	Significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

At December 31, 2009 and 2008, our nonperforming loans (which consist of non-accrual loans) totaled $43.4 million and $16.8 million, or 8.4% and 2.9% of the gross loans, respectively. At December 31, 2009 and 2008, our nonperforming assets (which include foreclosed real estate) were $46.9 million and $17.2 million, or 7.5% and 2.4% of total assets, respectively. In addition, we had approximately $11.5 million and $12.8 million in accruing loans that were 30-89 days delinquent at December 31, 2009 and 2008, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in nonperforming loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming assets in the future.

Our allowance for loan losses may prove inadequate or we may be adversely affected by credit risk exposures.

For the year ended December 31, 2009, we recorded a $50.8 million provision for loan losses and charged off $35.8 million. For the year ended December 31, 2008, we recorded a $3.2 million provision for loan losses and charged off $37,000. Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. The credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets, particularly in California. Continuing deterioration in the real estate market could affect the ability of our loan customers, including our largest borrowing relationships, to service their debt, which could result in additional loan charge offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital. As part of the Order, the Bank has agreed to review, at least quarterly, and revise as necessary its allowance for loan losses.

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

We are a holding company and depend on Tamalpais Bank for dividends, distributions and other payments, which are currently restricted from being paid.

We are a company separate and apart from Tamalpais Bank that must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by the Bank for which prior approval from the FDIC and California DFI and additional action by our board of directors will be necessary. As a result of the Order and the Directive, the Bank is not permitted to pay any cash dividend at this time, without the prior written approval of these regulators. As a result, the Bank cannot pay a dividend to us. Although the Bank can seek to obtain approval to pay such a dividend, the FDIC and the California DFI may choose not to provide such approval and we would not expect to be released from this prohibition until our financial performance improves significantly. Therefore, the Bank may not be able to resume payments of dividends to us in the future.

We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.

We may be the subject of negative news reports discussing our current financial situation and various departures of senior management as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may be the object of negative publicity and speculation about our future.

We are subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.

We are currently in default on our outstanding commitments to two of our lenders.

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

Additionally, we are in technical default under the terms of the advances and security agreement with the Federal Home Loan Bank of San Francisco, or FHLBSF. When the holding company was unable to make its payment obligations to PCBB in the fourth quarter 2009, a cross-default provision in the agreement with the FHLBSF was triggered. As a result of this default, FHLBSF has the option to, among other things, declare the $119.1 million principal amount of advances outstanding under the advances and security agreement immediately due and payable or foreclose on the securities and loans pledged as collateral securing the advances. If FHLBSF were to declare a default under this agreement and proceed to exercise their available remedies, our business and financial condition will be materially adversely affected.

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

At December 31, 2009, approximately 75.5% of our loan portfolio was concentrated in commercial real estate, or CRE, which has experienced significant deterioration as a result of economic conditions and their effect on our borrowers. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. For the fiscal year 2009, we added $50.8 million of provisions for loan losses compared to $3.2 million in the fiscal year 2008, $244,000 in 2007 and $439,000 in 2006, in part reflecting collateral evaluations in response to recent changes in the market values of multifamily and commercial real estate and land collateralizing acquisition and development loans.

Further deterioration in the hospitality industry may adversely affect our results of operations.

As of December 31, 2009, approximately 15.5% of our loan portfolio was comprised of hospitality loans. Our hospitality loans are made to borrowers within the San Francisco Greater Bay Area and other regions of Northern California. We have identified hospitality loans as a higher risk concentration based on the impact of the economic conditions on the hospitality industry and supported by the rise in delinquencies and requests for payment deferments. Further deterioration in the credit quality of the hospitality loan portfolio could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, net income and capital.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. In addition, in November 2009, the FDIC enacted regulation to require banks to prepay three years of premiums by the end of 2009. Since the Bank is under a Cease and Desist order, the prepayment of the premiums is not applicable to the Bank. However, these actions could significantly increase our noninterest expense in 2010 and for the foreseeable future.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Pursuant to terms of the Directive, the FDIC must approve material transactions, which could affect our ability to sell loans to increase liquidity. Our liquidity, on a parent only basis, is adversely affected by the inability of receiving dividends from the Bank, based on its current capital position. If our holding company is unable to receive dividends from the Bank, it may be unable to service its own obligations, which would adversely affect our business and financial condition. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both we and the Bank must meet regulatory capital requirements and maintain sufficient liquidity. The Order requires, among other things, that the Bank submit a capital plan that will ensure that it achieves and maintains a Tier 1 capital ratio of at least 9% and a total risk-based capital ratio of at least 12%. We have not met these increased capital requirements. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have historically utilized deposits obtained out of our market area. As of December 31, 2009, we had wholesale deposits through deposit brokers of $92.0 million (18.9% of deposits) and through non-brokered wholesale sources of $121.7 million (25.0% of deposits). These deposits, some of which were certificates of deposit of $100,000 or more, were obtained for generally longer terms than can be acquired through retail sources as a means to control interest rate risk or were acquired to fund all short term differences between loan and deposit growth rates. However, based on the amount of wholesale funds maturing in each month, we may not be able to replace all wholesale deposits with retail deposits upon maturity. As a result of the Order, the Bank is no longer permitted to accept new or renew maturing brokered deposits unless it receives the prior approval of the FDIC and the California DFI. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and NASDAQ. In particular, we are required to include management and, beginning with our annual report on Form 10-K for the year ending December 31, 2010, independent auditor attestation reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

In order to comply with the Order and Directive, we may increase our capital resources by issuing additional common stock or preferred stock. Some of these issues, were they to occur, could substantially dilute the value of our common stock. Because our decision to issue securities in future public or private transactions may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. In addition, market conditions could require us to accept less favorable terms for the issuance of securities in the future.

In addition, we face significant regulatory and other governmental risk as a financial institution, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity. In this regard, we note that we were not one of the 19 institutions required to conduct a forward-looking capital assessment, or “stress test,” in conjunction with the Federal Reserve and other federal bank supervisors, pursuant to the Supervisory Capital Assessment Program, a complement to the U.S. Treasury’s Capital Assistance Program, which makes capital available to financial institutions as a bridge to private capital in the future. However, the stress assessment requirements under the Capital Assistance Program or similar requirement could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, our regulators have required us to raise additional capital. There could also be market perceptions regarding the need to raise additional capital, whether as a result of public disclosures that were made regarding the Capital Assistance Program stress test methodology or otherwise, and, regardless of the outcome of the stress tests or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.

In their audit report for the year ended December 31, 2009, our independent registered public accountants have stated that certain matters raise substantial doubt about our ability to continue as a going concern. We have been significantly and negatively impacted by the events and conditions impacting the banking industry. We and the industry have been adversely affected by rising unemployment, declining real estate and financial asset prices, and rising delinquency and loss rates on loans. These in turn have caused significant losses, reduced our capital materially, and had other follow-on consequences. There is the potential for these events to impact our on-going access to liquidity sources. In addition, some of our on-going operations, particularly our ability to continue to access our traditional funding sources, are impacted by our regulatory capital ratios and regulatory standing. Should management be unable to execute on its plans, including restoring and maintaining its capital ratios at amounts that would result in its ratios being sufficient to be declared “well capitalized,” there could be a doubt on our ability to remain a going concern. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

ITEM 2 – PROPERTIES

The following table sets forth information relating to each of the Company’s offices as of December 31, 2009:

	Leased	Original Date	Date of
	Or	Leased or	Lease	Square
	Owned	Acquired	Expiration	Footage
Administrative Offices:
630 Las Gallinas Ave.	Leased	6/1/2005	12/16/2013	9,453
San Rafael, California 94903

Full Service Branch Offices Currently Open:
851 Irwin St., Suite 100	Leased	8/18/1998	6/30/2010	3,417
San Rafael, California 94901

453-455 Miller Ave.	Leased	5/1/2002	4/31/2012	3,026
Mill Valley, California 94941

575 Sir Francis Drake Blvd.	Leased	7/23/2002	7/31/2012	2,600
Greenbrae, California 94904

100 Sir Francis Drake Blvd.	Leased	11/15/2002	11/15/2017	2,184
San Anselmo, California 94960

630 Las Gallinas Ave., Suite 100	Leased	6/1/2005	6/1/2013	2,500
San Rafael, California 94903

71 Casa Buena Drive	Leased	12/29/2003	12/29/2013	3,746
Corte Madera, California 94925

1652 Tiburon Boulevard	Leased	8/15/2005	7/30/2015	2,230
Tiburon, California 94920

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2009, the Company received the written consent from shareholders holding a majority of its outstanding common stock to the proposed amendment (the “Share Amendment”) to the Company’s Articles of Incorporation to increase its authorized shares of common stock. As of November 25, 2009, 2,082,824 shares of common stock (54.47% of the 3,823,634 shares entitled to vote) voted to consent to the Share Amendment, 1,027,771 shares (26.88% of shares entitled to vote) voted to withhold consent, and 6,312 shares (0.17% shares entitled to vote) abstained.

On November 25, 2009, the Company received the written consent from shareholders holding a majority of its outstanding common stock to permit (but not require) the board of directors of the Company to amend its Articles of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock at any time prior to November 4, 2010, by a ratio of not less than one-for-two and not more than one-for-ten with the exact ratio to be set at a whole number within this range as determined by the board of directors in its sole discretion. As of November 25, 2009, 2,738,062 shares of common stock (71.61% of the 3,823,634 shares entitled to vote) voted to consent to the Reverse Stock Split, 372,533 shares (9.74% of shares entitled to vote) voted to withhold consent, and 6,312 shares (0.17% shares entitled to vote) abstained.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol TAMB.

At February 27, 2010, 3,823,634 shares of the Company’s common stock, no par value were outstanding. The following table sets forth, for the periods indicated, the range of high and low trade prices per share of the Company’s common stock.

		Sales Price of
		Common Stock
		High	Low
2009
	First Quarter	$9.00	$5.02
	Second Quarter	6.41	4.50
	Third Quarter	4.90	1.30
	Fourth Quarter	2.13	0.57

2008
	First Quarter	$13.00	$9.80
	Second Quarter	12.85	10.99
	Third Quarter	12.90	9.40
	Fourth Quarter	12.25	8.40

The Company’s closing price on December 31, 2009 was $0.84 per share, compared to the closing price one year earlier of $8.47 per share.

On March 12, 2010, we received a letter from the NASDAQ Stock Market notifying us that our shares of Common Stock no longer meet NASDAQ’s continued listing requirement under Listing Rule 5550(a)(2), or the Bid Price Rule, because the bid price for the Common Stock has closed below $1.00 per share for 30 consecutive business days. Pursuant to Listing Rule 5810(c)(3)(A), we have 180 days, until September 8, 2010, to regain compliance with the Bid Price Rule. If, prior to September 8, 2010, the bid price of the Common Stock closes at $1.00 per share, or higher, for at least 10 consecutive business days, NASDAQ will notify us that the matter will be closed.

If compliance with the Bid Price Rule cannot be established prior to September 8, 2010, our Common Stock will be subject to delisting from the NASDAQ Capital Market. We may, however, be eligible for an additional 180-day grace period if we satisfy the initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market. We are evaluating our options following receipt of the notification and intend to take appropriate actions in order to retain the listing of our Common Stock on the NASDAQ Stock Market.

Dividends

The Company initiated a cash dividend program in 2004. The Board of Directors evaluates the payment of dividends on a quarterly basis. The shareholders of the Company will be entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. There are no preferred shares outstanding at this time. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition, asset quality, and capital requirements of the Company and its subsidiaries as well as general economic conditions. See “Supervision and Regulation – Dividends and Other Transfer of Funds.” See also Note 14 to the Consolidated Financial Statements.

In January 2007, the Board of Directors declared a 7% stock dividend payable on February 14, 2007 to shareholders of record on January 31, 2007. Cash was paid in lieu of issuing fractional shares. Earnings per share amounts and information with respect to stock options have been restated for all years presented to reflect the stock dividend.

The Company declared cash dividends of $0.045 per share in May and August 2007, respectively, and increased to $0.05 per share in November 2007. The Company declared cash dividends of $0.06 per share in January 2009 and November 2008, up from $0.05 per share in January 2008 and $0.055 per share in May and August 2008. On July 13, 2009, the Company announced that the Board of Directors had decided to suspend declaring quarterly dividends on its common stock.

The Company historically has been dependent on the payment of cash dividends from the Bank as the main source of liquidity to service its commitments and pay dividends to shareholders and other obligations. As noted earlier in this Report, the Order, Directive and the FRB Agreement prohibits the Bank from paying cash dividends to the Company without the prior written consent of the FDIC and the CDFI and the FRB. The inability of the Bank to pay dividends to the Company, absent other sources of funds, has, and is likely to continue to, adversely affect the liquidity of the Company.

Stock Repurchase

No shares of common stock were purchased during the fiscal year ended December 31, 2009 and our repurchase plan was terminated.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2009 with respect to equity compensation plans. All plans have been approved by the shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a)
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders:
1997 Incentive Stock Option Plan	139,539	11.90	—
2006 Incentive Stock Option Plan	169,710	12.30	191,430
2003 Non-Employee Directors’ Stock Option Plan	97,420	12.21	28,840

Equity compensation plans not approved by security holders	—	—	—

Total	406,669	—	220,270

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected financial condition and results of operations data as of, and for the years ended, December 31, 2009, 2008, 2007, 2006 and 2005. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and the consolidated financial statements and notes thereto included herein.

At or For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Financial Condition Data:
Total assets	$629,729	$703,390	$556,815	$503,514	$461,839
Available-for-sale securities	50,951	56,416	40,661	26,516	15,118
Held-to-maturity securities	5,807	10,774	14,515	21,823	28,844
Federal Home Loan Bank restricted stock	8,652	8,652	6,886	5,892	6,198
Pacific Coast Bankers’ Bank restricted stock	50	50	50	50	50

Loans receivable, net of allowance for loan losses	435,652	584,450	464,699	421,335	382,424
Loans Held-for-Sale	59,985	—	—	—	—
Deposits	487,217	460,301	361,175	369,805	313,399
Federal Home Loan Bank advances	119,085	183,085	146,508	86,251	107,812
Junior Subordinated Debentures	13,403	13,403	13,403	13,403	10,310
Long term debt	6,186	6,000	—	—	—
Other liabilities	4,077	3,228	2,797	3,175	3,472
Total stockholders’ equity	(239)	37,373	32,933	30,881	26,845

Statement of Operations Data:
Interest income	$39,985	$43,172	$39,041	$35,815	$28,724
Interest expense	16,668	19,864	21,482	18,185	11,728
Net interest income	23,317	23,308	17,559	17,630	16,996
Provision for loan losses	50,846	3,191	244	439	632
Net interest (loss)/income after provision for loan losses	(27,529)	20,117	17,315	17,191	16,364
Noninterest income	2,161	2,187	2,546	2,176	1,634
Noninterest expenses	20,170	15,090	13,365	13,036	11,262
(Loss) Income Before Income Taxes	(45,538)	7,214	6,496	6,331	6,736
(Benefit) Provision for Income Taxes	(7,910)	2,385	2,287	2,402	2,639
Net (Loss) Income	$(37,628)	$4,829	$4,209	$3,929	$4,097

Per Share Data:
(Loss) Earnings per share—Basic	$(9.84)	$1.26	$1.07	$0.99	$1.04
(Loss) Earnings per share—Diluted	$(9.84)	1.26	1.07	0.99	1.01
Common shares outstanding at end of period	3,823,634	3,823,634	3,818,284	3,960,852	3,937,239
Book value per share	$(0.06)	$9.78	$8.62	$7.80	$6.82

Performance Ratios and Other Data:
Net Interest Margin	3.45%	3.79%	3.50%	3.71%	3.89%
Return on average assets	-5.39%	0.76%	0.81%	0.81%	0.92%
Return on average stockholders equity	-115.2%	13.7%	12.9%	13.8%	16.5%
Efficiency ratio	79.2%	59.2%	66.5%	65.8%	60.5%

Tamalpais Bank Capital Ratios:
Tier 1 risk based capital	3.6%	9.2%	9.2%	9.7%	9.1%
Total risk based capital	4.9%	10.5%	10.2%	10.8%	10.1%
Tier 1 leverage capital	2.7%	8.1%	8.3%	8.6%	7.7%

Tamalpais Bancorp Capital Ratios:
Tier 1 risk based capital	-0.1%	—	—	—	—
Total risk based capital	-0.1%	—	—	—	—
Tier 1 leverage capital	-0.1%	—	—	—	—

Earnings per share, book value per share and common shares outstanding have been adjusted for the January 2007 7% stock dividend.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming we will continue as a going concern. As discussed in the report of our independent registered public accountants, because of our obligations under the written agreements with our regulators, including among other things, restoring and maintaining our capital levels at amounts that would result in our capital ratios being sufficient for us to be considered well capitalized, our independent accountants believe there is substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed in the “Business - Company Strategy.” The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

For discussion of stock dividends and share repurchases, see Note 19 of the Notes to Consolidated Financial Statements.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries. The Company evaluates the allowance for loan loss on a quarterly basis and believes that the allowance for loan loss is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectability of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments. Management also obtains, from time to time, independent third party reviews and management assistance of the loan portfolio from outside consultants who have bank regulatory or credit experience and are familiar with applicable regulatory guidelines and industry practices.

The Bank determines the appropriate level of the allowance for loan losses, primarily on an analysis of the various components of the loan portfolio, including an analysis of all significant credits on an individual basis. The Bank segments the loan portfolios into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan, industry or collateral. The Bank analyzes the following components of the portfolio and provides for them in the allowance for loan losses:

●	All significant credits, on an individual basis, that are classified doubtful.

●	All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they are provided for as part of an appropriate pool.

●
All other loans that are not included by the credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g. pools of smaller delinquent, special mention and classified commercial and industrial, and real estate loans).

●	Homogenous loans that have not been reviewed individually, or are not delinquent, classified, or designated as special mention (e.g. pools of real estate mortgages).

●
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

Loans-Held-for-Sale

Any loan that management determines will not be held-to-maturity is classified as held-for-sale and are valued at fair value. The fair value of loans held-for-sale is determined based upon an analysis of investor quoted pricing inputs.

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

Deferred Tax Assets

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets, liabilities, revenue and expense for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company uses an estimate of future earnings to assess whether the benefit of the deferred tax assets will be realized. If future pre-tax income is forecasted to be negative or less than the amount of the deferred tax assets within the tax years to which they may be applied, the deferred tax assets may not be fully realized and, in such cases, a deferred tax valuation allowance is recorded to reduce the deferred tax assets to the amounts estimated to be realizable.

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

SUMMARY

Results of Operations

The Company reported on a consolidated basis a net loss of $37,628,000 for 2009 as compared to net income of $4,829,000 for 2008, a decrease of $42,457,000, or 879.3%. Diluted loss per share was $9.84 for the twelve months ended December 31, 2009 as compared to diluted earnings per share of $1.26 for the twelve months ended December 31, 2008, a decrease of 880.2%.

Results for the fiscal year 2009 were negatively impacted by the substantial increase in the provision for loan losses recorded for loans sold in the fourth quarter of 2009 and for loans planned to be sold in the first quarter of 2010 subject to regulatory approval, general loan loss provision, as well as non-cash charges of $11.2 million for the valuation allowance established against the deferred tax asset due to the significant doubt as to the ability of the Company to realize those deferred tax assets against positive taxable income in future years. The ongoing and deepening recession has caused a continuing decline in real estate values and has reduced the liquidity and net worth of businesses and consumers in the Company’s market area. The loan loss provision in the year ended December 31, 2009 was $50,846,000, as compared to $3,191,000 for the prior year.

The allowance for loan losses as a percent of total loans held for investment was increased to 5.03% as of December 31, 2009, up from 1.37% as of December 31, 2008 to better position the Company to manage through a prolonged economic downturn.

Net interest income before provision for loan losses of $23,316,000 increased $8,000 from the same period last year. The Bank increased total deposits 5.8% over the last twelve months and increased noninterest-bearing deposits to $43,362,000, up 30.4% over the last twelve months. The success in generating low-cost deposits was one of the factors for net interest income increasing for the year.

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower deposit rates being offered by the Bank, which positively affected the interest margin. However, the variable rate loans adjusted downward with the decline in the Prime Rate, subject to any contractual floor rates. Even though these changes resulted in improvements to the net interest margin in the year ended December 31, 2009 as compared to the prior year, these improvements were more than offset by the increase in nonperforming assets, which decreased the yield of the loan portfolio for the respective periods. The slight increase in net interest income was more than offset by the increase in loan loss provisions related to substandard and nonperforming loans, an $11.2 million valuation reserve established against the deferred tax assets and by the $5.1 million increase in noninterest expense in 2009 as compared to the prior year.

The decrease in net income and fully diluted earnings per share for 2009 over the same period in 2008 was primarily the result of the following:

●
For the twelve months ended December 31, 2009, interest income decreased $3,188,000, or 7.4% which was primarily attributable to a decrease in interest income on overnight and other investments of $273,000, or 91.6% over the same period in the prior year and a decrease in interest and fees on loans of $2,904,000, or 7.3% which were primarily due to the increase in nonperforming loans, over the same periods prior year.

●
The provision for loan losses in the twelve months ended December 31, 2009 was $50,846,000 as compared to a provision of $3,191,000 in the same period prior year. The increase in the provision reflects an increased allowance as a result of the current economic environment and the ongoing efforts to monitor and control credit risk.

●
Noninterest expense for the twelve months ended December 31, 2009 increased $5,080,000, or 33.7% over the same period in the prior year and is primarily attributable to the following. Other administrative expenses increased $3,978,000, or 148.0% as a result of an increase in loss provision for OREO, an increase for the reserve in off-balance-sheet commitments, and an increase in FDIC deposit insurance. Professional expenses increased $1,648,000, or 244.4% and advertising expenses increased $239,000, or 77.7% for the twelve months ended December 31, 2009 over the same period in the prior year. These increases, which were primarily the result of expenses for ongoing strategic initiatives related to regulatory oversight, were partially offset by a decrease in salaries and benefits of $698,000, or 8.2%.

●
Noninterest income decreased $26,000, or 1.2% for the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008. The decrease was primarily attributable to a loss on sale of loans of $67,000 and a loss on sale of other real estate owned of $474,000 partially offset by an increase in a net gain on sale of securities of $778,000 with no significant corresponding gains on sales of securities in the same period prior year.

Partially offsetting the increase in the provision for loan losses, decreases in interest income, increases in noninterest expense and decreases in noninterest income, which had negative impacts on net income, were decreases in interest expense, which had positive impacts on net income as follows:

●
Interest expense decreased $3,196,000, or 16.1% for the twelve months ended December 31, 2009 respectively, as compared to the same period in the prior year, which was primarily due to interest expense on deposits decreasing $2,858,000, or 23.8% and a decrease in interest expense on borrowed funds of $501,000, or 7.1%.

There were $59,985,443 in Loans held-for-sale at December 31, 2009, and none for the same period in 2008. There were $2,498,130, $1,219,382 and $12,021,000 carrying value of loans held-for-sale at December 31, 2009, that were sold in January, February and March 2010, respectively. Additionally, there were $3,264,458 principal balance of loans not classified as held-for-sale at December 31, 2009, that were sold in March 2010. The first quarter of 2010 sales of the loans classified as held-for-sale and the sale of the other loans resulted in a net pre-tax gain on sale of $705,647. See Note 25 of this report for further discussion.

Financial Condition

The Company began to manage down the size of its balance sheet during the third quarter 2009 to improve liquidity, the funding mix and manage capital resources. As of December 31, 2009, consolidated total assets were $629,729,000 as compared to $703,390,000 at December 31, 2008, which represents a decrease of $73,661,000, or 10.5%. As of December 31, 2009, there were annual decreases in investment securities of $10,431,000, or 15.5%, and net loans receivable of $148,797,000, or 25.5%. The decrease in investment securities was primarily due to pay downs in the held-to-maturity securities and $19,599,000 of available-for-sale securities which were sold in 2009 as compared to $4,259,000 in 2008. The decrease in loans was primarily attributable to the sale of loans sold during the fiscal year 2009 as well as $75 million principal amount of loans reclassified to Held-for-Sale classification. During the third quarter 2009, the Company sold approximately $19.8 million in loans at par value and during the fourth quarter 2009, the Company sold approximately $37,432,000 million in principal amount of certain nonperforming loans. In connection with this sale, the Company received proceeds of approximately $23,903,000 million and incurred a pre-tax charge of approximately $4,735,000 million to its fourth quarter earnings. The proceeds from the sale were primarily used to reduce outstanding borrowings. These decreases were partially offset by an increase in Federal funds sold of $15,001,000 from December 31, 2008 to December 31, 2009 and was primarily due to the Bank bolstering its on-balance sheet liquidity. As of December 31, 2009, other real estate owned increased by $3,170,000, or 760.3%, and other assets increased by $10,425,000, or 138.5% as compared to December 31, 2008. The increase in other assets was primarily due to an increase in the income taxes receivable which resulted from the large taxable loss during the fiscal year 2009 as compared to the same period in the prior year.

As of December 31, 2009, consolidated total liabilities were $629,968,000 as compared to $666,017,000 at December 31, 2008, which represents a decrease of 5.4%. Contributing to the decrease in liabilities during the fiscal year 2009 was an increase in noninterest-bearing deposits of $10,102,000, or 30.4% and certificates of deposits of $47,224,000, or 18.1%, partially offset by decreases in money market and savings deposits of $27,846,000, or 17.8% and decrease in FHLB advances of $64,000,000, or 35.0% as compared to December 31, 2008. FHLB advances decreased as the growth in deposits and loans which were sold during 2009 enabled us to pay down these borrowings. The Bank is reducing its reliance on FHLB borrowings but when necessary the FHLB borrowings are used to hedge interest rate risk in the loan and investment portfolios and mature evenly on a monthly basis.

Shareholders’ equity decreased $37,612,000, or 100.6% to $(239,000) at December 31, 2009 as compared to $37,373,000 at December 31, 2008. This was attributable to a net loss of $37,628,000, share-based compensation expense of $232,000, cash dividends declared of $229,000 and an unrealized security holding loss of $174,000 partially offset by an unrealized gain on a cash flow hedge of $187,000.

As of December 31, 2009, TWA had approximately $349.3 million in assets under management as compared to $254.0 million for the same period prior year. The increase was primarily due to increases in the institutional fixed income portfolio and market appreciation.

For the twelve months ended December 31, 2009, the Company’s return on average assets (“ROA”) was (5.39)% compared to 0.76% for the same period in 2008. The ROA was negative primarily due to the high loan loss provisions and large deferred tax asset valuation allowance in fiscal year 2009. The Company’s return on average equity (“ROE”) was (115.17)% for the twelve months ended December 31, 2009 compared to 13.74% for the same period last year. The Company’s ROE was negative due to the extremely large loss that the Company posted in fiscal year 2009.

The Bank is focusing on lowering the cost of funds and improving the core funding mix by generating low cost deposits through the Marin County based team of business banking professionals and paying off wholesale funding sources.

Summary of Quarterly Results of Operations

The following table below sets forth the results of operations for the four quarters of 2009 and 2008.

	2009 Quarters Ended				2008 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$8,699	$9,795	$10,647	$10,839	$11,007	$11,220	$10,722	$10,224
Interest expense	3,813	4,408	4,064	4,383	4,809	5,012	4,890	5,153
Net interest Income	4,886	5,387	6,583	6,456	6,198	6,208	5,832	5,071
Provision for loan losses	27,411	9,431	10,620	3,384	1,594	653	599	345
Net interest (loss) income after provision for loan losses	(22,525)	(4,044)	(4,037)	3,072	4,604	5,555	5,233	4,726
Noninterest income	387	751	472	555	523	523	477	664
Noninterst expense	6,371	5,727	4,131	3,940	3,905	3,785	3,763	3,636
(Loss) Income before provision for income taxes	(28,509)	(9,020)	(7,696)	(313)	1,222	2,293	1,947	1,754
(Benefit) Provision for income taxes	(314)	(3,922)	(3,403)	(271)	372	807	681	526
Net (Loss) Income	$(28,195)	$(5,098)	$(4,293)	$(42)	$850	$1,486	$1,266	$1,228
Net (Loss) Income per common share
Basic	$(7.37)	$(1.33)	$(1.12)	$(0.01)	$0.22	$0.39	$0.33	$0.32
Diluted	$(7.37)	$(1.33)	$(1.12)	$(0.01)	$0.22	$0.39	$0.33	$0.32

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest earning assets and the interest expense on deposits and other interest bearing liabilities, and is the most significant component of the Company’s revenue.

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

The average balance of nonperforming loans is included in the average balance of loans. Because nonperforming loans do not accrue income, an increase in nonperforming loans will result in a decrease in loan and asset yields.

As of December 31, 2009 compared to 2008, interest earned on interest-bearing assets declined faster than costs of interest bearing liabilities resulting in a thirty four basis point decrease in the net interest margin and thirty basis point decrease in the net interest spread. As of December 31, 2008 compared to 2007, rates paid on interest-bearing liabilities declined faster than yields on earning assets, resulting in a twenty nine basis point increase in net interest margin. The following table presents average daily balances of assets, liabilities, and shareholders’ equity during 2009, 2008 and 2007, along with total interest income earned and expense paid, and the average yields earned or rates paid thereon and the net interest margin for the years ended December 31, 2009, 2008 and 2007.

TAMALPAIS BANCORP AND SUBSIDIARIES
Average Balance Sheets (Unaudited)

	For the Year Ended December 31,
(dollars in thousands)	2009			2008			2007
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Assets
Investment securities - Muni’s (1,2)	$4,667	$184	5.66%	$6,307	$248	5.54%	$3,116	$123	5.57%
Investment securities - Taxable (2)	60,629	2,561	4.22%	51,606	2,433	4.71%	49,496	2,327	4.70%
Other investments	9,521	25	0.26%	8,031	298	3.71%	5,348	293	5.48%
Interest bearing deposits in other financial institutions	515	21	4.08%	669	31	4.63%	899	40	4.45%
Federal funds sold	15,928	46	0.29%	6,301	111	1.76%	3,129	161	5.15%
Loans (3)	583,476	37,148	6.37%	541,544	40,051	7.40%	439,262	36,097	8.22%
Loans Held-for-Sale	164	—	—	—	—	—	—	—	—
Total Interest Earning Assets	674,900	39,985	5.92%	614,458	43,172	7.03%	501,250	39,041	7.79%
Allowance for loan losses	(15,784)			(5,790)			(4,663)
Cash and due from banks	4,791			4,430			4,425
Net premises, furniture and equipment	3,680			4,319			4,998
Other assets	30,384			19,296			14,426
Total Assets	$697,971			$636,713			$520,436

Liabilities and Shareholders’ Equity
Interest bearing checking	$8,664	24	0.28%	$7,193	44	0.61%	$7,513	46	0.61%
Savings deposits (4)	166,420	2,126	1.28%	151,014	3,576	2.37%	153,199	6,336	4.14%
Time deposits	270,069	6,979	2.58%	228,140	8,367	3.67%	183,671	9,415	5.13%
Other borrowings	160,126	6,527	4.08%	167,854	7,028	4.19%	103,088	4,562	4.43%
Long term debt	6,010	289	4.79%	4,011	213	5.31%	—	—	—
Junior Subordinated Debentures	13,403	724	5.40%	13,403	636	4.75%	15,135	1,123	7.42%
Total Interest Bearing Liabilities	624,692	16,669	2.67%	571,615	19,864	3.48%	462,606	21,482	4.64%
Noninterest deposits	37,825			26,562			20,764
Other liabilities	2,782			3,401			4,406
Total Liabilities	665,299			601,578			487,776
Shareholders’ Equity	32,672			35,135			32,660
Total Liabilities and Shareholders’ Equity	$697,971			$636,713			$520,436

Net interest income		$23,316			$23,308			$17,559
Net interest spread (5)			3.25%			3.55%			3.15%
Net interest margin (6)			3.45%			3.79%			3.50%

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

In 2009, the Bank’s net interest income before the provision for loan losses increased $8,000 over 2008 primarily due to a decrease in interest expense attributable to the decline in cost of funds partially offset by lower loan yields that were a result of nonperforming loans. The decrease of $3,187,000 in interest income on interest earning assets was primarily due to a decline in interest income on the loan portfolio. In 2008, the Bank’s net interest income before provision for loan losses increased $5,749,000 as compared to the same period in 2007. The increase was primarily attributable to a decrease in the cost of deposits related to interest bearing liabilities in addition to an increase in interest income on the loan portfolio driven by higher loan balances.

2009 Compared to 2008

The Bank’s yield on average interest earning assets decreased to 5.92% as of December 31, 2009 from 7.03% as of December 31, 2008 as a result of the following.

For the twelve months ended December 31, 2009, the Bank’s Net Interest Margin (“NIM”) was 3.45%, a decrease from the NIM of 3.79% for the same period in 2008. The decrease in the NIM in 2009 as compared to the same period of the prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs and an improved funding mix which was more than offset by lower loan yields in a declining interest rate environment and interest foregone on non-accrual loans. The Bank’s yield on average interest earning assets decreased from 7.03% for 2008 to 5.92% for the year ended 2009 as a result of the factors described below.

The yield on the loan portfolio decreased one hundred and three basis points from 7.40% in 2008 to 6.37% for the year ended December 31, 2009 which is primarily attributable to the non-recognition of accrued interest income for the large balance of nonperforming loans during 2009 as well as the effect of competitive pressures on rates offered by the Bank due to decreases in interest rates implemented by the Federal Reserve Board in 2008. The yield on the Bank’s Federal funds sold decreased to 0.29% for 2009 from 1.76% in 2008. The decrease in the yields on loans and Federal Funds sold is the result of the Federal Reserve decreasing the Federal funds interest rate in 2008 as discussed previously. The average balance of investment securities – taxable in 2009 of $60,629,000 which represents an increase of $9,023,000 from 2008, had a decrease in yield from 4.71% in 2008 to 4.22% in 2009. Again, the decrease in yield was a function of purchasing more securities with lower yields than the yields on securities that matured or had balance reductions. Other investments yield decreased to 0.26% in 2009 from 3.71% in 2008. The yield on interest bearing deposits in other financial institutions decreased fifty-five basis points in 2009 as compared to 2008. The yield on investment securities for municipal securities increased from 5.54% in 2008 to 5.66% for the year ended December 31, 2009.

The rate paid on average interest bearing liabilities decreased from 3.48% to 2.67% when comparing 2009 to the same period a year ago. The rate paid on savings deposits decreased from 2.37% in 2008 to 1.28% in 2009 and the rate paid on time deposits decreased from 3.67% in 2008 to 2.58% in 2009. These decreases are primarily attributable to the result of the previously discussed changes in market interest rates due to actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased eleven basis points for 2009 as compared to the same period in the prior year. The rate paid on junior subordinated debentures increased sixty-five basis points in the 2009 period when compared to 2008, and the rate paid on adjustable-rate long term debt of $6 million decreased fifty-two basis points in 2009 as compared to the same period a year ago.

2008 Compared to 2007

In 2008, the Bank’s NIM was 3.79%, an increase of 8.3% from the NIM of 3.50% in 2007. The increase in the NIM in 2008 as compared to the same period prior year is primarily attributable to the Bank’s lower cost of funds in response to ongoing decreases in the Federal funds rates and discount rates resulting in lower funding costs partially offset by lower loan yields in a declining interest rate environment.

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

The rate paid on average interest bearing liabilities decreased from 4.64% to 3.48% when comparing 2008 versus 2007. The rate paid on saving deposits decreased from 4.14% to 2.37% from 2007 as compared to 2008 and the rate paid on time deposits decreased one hundred forty six basis points from 5.13% to 3.67% from 2007 as compared to 2008. These decreases are primarily attributable to the result of the previously discussed decreases in market interest rates originating from actions taken by the Federal Reserve in 2008. The rate on other borrowings decreased twenty four basis points from 2008 as compared to 2007. The junior subordinated rate paid on debentures decreased from 7.42% to 4.75% at 2008 when compared to 2007. The decrease in the interest rate paid on debentures is attributable to the Company obtaining an issuance of $10 million in new trust preferred securities that bears a floating interest rate of three-month LIBOR plus 1.44% as compared to the Company’s existing securities which bore a floating interest rate of three-month LIBOR plus 3.65% which was redeemed with proceeds of the new issuance. New long term debt for $6 million was obtained in 2008 which had an average cost of 5.31%

Analysis of Volume and Rate Changes on Net Interest Income and Expenses

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

	Year ended December 31, 2009			Year ended December 31, 2008
	Compared to Year ended December 31, 2008			Compared to Year ended December 31, 2007
	Volume	Rate	Total	Volume	Rate	Total
Increase/(decrease) in	(Dollars in Thousands)
Interest Income
Investment securities	$324	$(260)	$64	$245	$(14)	$231
Other investments	47	(320)	(273)	118	(113)	5
Interest-bearing deposits	(7)	(3)	(10)	(11)	2	(9)
Federal Funds Sold	78	(143)	(65)	98	(148)	(50)
Loans	2,958	(5,861)	(2,903)	7,817	(3,863)	3,954
	3,400	(6,587)	(3,187)	8,267	(4,136)	4,131

Increase/(decrease) in
Interest Expense
Interest-bearing checking	$8	$(28)	$(20)	$(2)	$—	(2)
Savings deposits	334	(1,784)	(1,450)	(89)	(2,671)	(2,760)
Time Deposits	1,364	(2,752)	(1,388)	1,981	(3,029)	(1,048)
FHLB and other borrowings	(238)	(188)	(426)	2,908	(228)	2,680
Junior Subordinated Debt	0	88	88	(117)	(371)	(488)
	1,468	(4,664)	(3,196)	4,681	(6,299)	(1,618)
Increase/(decrease) in
Net Interest Income	$1,932	$(1,923)	$9	$3,586	$2,163	$5,749

Non-interest Income

Non-interest income is comprised of (loss) gain on sale of loans, net, gain (loss) on sale of securities, net, (loss) on sale of other real estate owned, net, loan servicing income, fees generated by TWA and other income. Non-interest income for the years ended December 31, 2009, 2008, and 2007 was $2,161,000, $2,187,000 and $2,546,000, respectively, for a decrease of $26,000, or 1.2% for the year ended December 31, 2009, as compared with the same period in 2008, and a decrease of $359,000, or 14.1% for the year ended December 31, 2008 as compared with the same period in 2007.

The following table sets forth information regarding the non-interest income for the periods shown.

				2009 compared to 2008		2008 compared to 2007
	For the Year Ended December 31,			Amount	Percent	Amount	Percent
				Increase	Increase	Increase	Increase
	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(Dollars in thousands)
(Loss) Gain on sale of loans, net	$(67)	$182	$585	$(249)	-136.8%	$(403)	-68.9%
Gain (Loss) on sale of securities, net	784	(6)	—	$790	-13166.7%	$(6)	0.0%
(Loss) on sale of other real estate owned, net	(474)	—	—	$(474)	0.0%	—	—
Loan servicing	167	182	179	$(15)	-8.2%	$3	1.7%
Registered Investment Advisory Services fee income	540	600	601	$(60)	-10.0%	$(1)	-0.2%
Other income	1,211	1,229	1,181	$(18)	-1.5%	$48	4.1%
Total	$2,161	$2,187	$2,546	$(26)	-1.2%	$(359)	-14.1%

2009 resulted in a loss on sale of loans as compared to an increase in 2008. The Bank lost approximately $67,000 in loan sales in 2009, which includes the cost of brokerage commissions, as compared to a gain on sale of loans of $182,000 in 2008. In 2008 as compared to 2007, the (loss) gain on sale of loans, net, decreased $403,000, or 68.9%. This decrease was primarily due to the Bank not selling the government guaranteed portions of the SBA loans in 2008 as compared to 2007. Loan sales in 2008 were limited to SBA 504 loans for which the Bank did not receive as large a premium.

In 2009 as compared to 2008, gain (loss) on sale of securities, net, increased $790,000. This increase is attributable to the Bank selling securities in the third and fourth quarter of 2009, to generate liquid funds and paydown FHLB borrowings, with no significant corresponding gains on sales of securities in the same periods for the prior year. In 2008 as compared to 2007, loss on sale of securities, net, remained relatively unchanged.

In 2009, there was a loss on sale of other real estate owned (“OREO”) of $474,000 with no losses or gains on sales of OREO for the same period in the prior year.

Loan servicing income for 2009 was $167,000, representing a decrease of $15,000, or 8.2% over the same period prior year which is primarily attributable to the Bank servicing less loans in 2009 as compared to 2008. Loan servicing income in 2008 was $182,000, representing an increase of $3,000, or 1.7% over the same period the prior year. These increases are attributable to the increase in the number of loans that the Bank is servicing for others.

Advisory Services fee income from 2009 as compared to 2008 decreased $60,000, or 10.0%. The decrease was primarily attributable to the market declines affecting fees associated with its high net worth portfolio partially offset by the growth in the institutional fixed income portfolio. In 2008 as compared to 2007, the Advisory Services fee income remained relatively unchanged.

In 2009, TWA had approximately $349.3 million in assets under management of which $57.1 million represents the Bank’s investment portfolio. In 2008, TWA had approximately $283.0 million in assets under management of which $67.4 million represents the Bank’s investment portfolio. TWA has required capital infusions from the Company. In 2009, 2008 and 2007 capital infusions totaled $112,500, $165,000 and $115,000, respectively.

On January 29, 2010, TWA entered into an agreement with CSI Capital Management (“CSI”) whereby the staff of TWA was absorbed by CSI and its clients were referred to the San Francisco-based firm. Under terms of the agreement, the Company will share the revenues from the clients referred to CSI for a period of five years.

Other income decreased $18,000, or 1.5% in 2009 as compared to the same period prior year. The decrease is primarily attributable to the decreases in application fee income of $8,800, travelers expense fee income of $13,000, reconveyance fee income of $4,400, Bank Owned Life Insurance (“BOLI”) interest income of $76,000 due to declining interest rates, NSF fees decreased $33,000 as a result of decreasing service charges on checks drawn against insufficient funds, and debit card fee income decreased $14,000. Partially offsetting these decreases were an increase in return deposited item charges of $28,000, and ATM fee income of $18,000 and a recovery on “other than temporary impaired charge” of $103,000 related to Municipal Securities from 2009 as compared to 2008.

Other income increased $48,000, or 4.1% in 2008 as compared to 2007. The increase is primarily attributable to the Bank obtaining a BOLI policy in April 2007 which contributed $54,000 to other income. NSF fees increased $66,000 as a result of management’s efforts to increase service charges on checks drawn against insufficient funds. Partially offsetting these increases was a decrease in miscellaneous fee income of $43,000.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, advertising, professional, data processing, equipment and depreciation and other administrative expenses. The Company’s non-interest expense for the years ended December 31, 2009, 2008 and 2007 was $20,170,000, $15,090,000 and $13,365,000, respectively. The increase for the year ended December 31, 2009 was $5,080,000, or 33.7% as compared with the same period in 2008 and the increase for the year ended December 31, 2008 was $1,725,000, or 12.9% as compared with the same period in 2007.

				2009 compared to 2008		2008 compared to 2007
	For the Year Ended December 31,			Amount	Percent	Amount	Percent
				Increase	Increase	Increase	Increase
	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	(Dollars in thousands)
Salaries and benefits	$7,791	$8,489	$7,336	$(698)	-8.2%	$1,153	15.7%
Occupancy	1,421	1,482	1,469	(61)	-4.1%	13	0.9%
Advertising	547	308	369	239	77.6%	(61)	-16.5%
Professional	2,322	674	738	1,648	244.5%	(64)	-8.7%
Data processing	666	610	469	56	9.2%	141	30.1%
Equipment and depreciation	757	839	900	(82)	-9.8%	(61)	-6.8%
Other administrative	6,666	2,688	2,084	3,978	148.0%	604	29.0%
Total	$20,170	$15,090	$13,365	$5,080	33.7%	$1,725	12.9%

Salaries and benefits are the largest components of non-interest expense. In 2009, salaries and benefits decreased by $698,000, or 8.2%. This Company’s full time equivalent (“FTE”) employees decreased with FTE of 72 as of December 31, 2009 compared to FTE of 80 as of December 31, 2008. The decrease in salaries and benefits is primarily attributable to elimination of bonus accruals and lower employee commissions in 2009 as compared to 2008. Additionally, there were lower capitalization of deferred loan costs. Partially offsetting these decreases, there were increases in salaries and wages and workers compensation insurance in 2009 as compared to 2008.

In 2008, salaries and benefits increased by $1,153,000, or 15.7% compared to 2007. The increase is primarily due to the Company’s planned increases in full time equivalent (“FTE”) employees. The Company expanded its staff and management to 80 FTE in 2008 as compared to 77 for the same period prior year to strengthen its commercial and small business banking operations. Additionally, the Company had a higher incentive bonus accrual and commission payouts, regular salary adjustments, payroll taxes and higher employee and medical benefits for 2008 as compared to 2007.

The 2009 decrease of $61,000, or 4.1% in occupancy and equipment costs is largely due to the decreases in the amortization of tenant improvements and service and maintenance expense as compared to the same period in the prior year. The increase of $13,000, or 0.9% in occupancy in 2008 as compared to 2007 is primarily attributable to the annual rental adjustments in the branch and administrative facilities.

Advertising costs from 2009 to 2008 increased $239,000, or 77.6%. The Company increased advertising expenses for the Bank in the second and third quarter of 2009 as compared to the same periods prior year. Advertising costs for 2008 as compared to 2007 decreased $61,000, or 16.5%. The Company reduced the promotional expenses in 2008 as compared to the same period prior year.

Professional services increased $1,648,000, or 244.5% in 2009 compared to the same period prior year. The increase in 2009 as compared to 2008 was primarily attributable to increased consulting expenses for ongoing strategic and regular oversight initiatives related to regulatory oversight, loan related legal expenses and non-recurring costs due to a legal settlement. Professional services decreased $64,000, or 8.7% in 2008 as compared to 2007. The decrease is largely attributable to the Company obtaining additional outside consulting services for compliance and marketing in 2007 as compared to 2008.

Data processing costs increased $56,000, or 9.2% in 2009 as compared to 2008 and $141,000, or 30.1% in 2008 as compared to 2007. The increases are largely attributable to an increase in third party IT support.

Equipment and depreciation expense for 2009 as compared to 2008 decreased $82,000, or 9.8% and decreased $61,000, or 6.8% in 2008 as compared to 2007. The decrease in 2009 as compared to 2008 is due to decreases in depreciation expense, service and maintenance expense and purchasing expense as compared to the same period prior year. The decrease in 2008 as compared to 2007 is primarily attributable to fewer new purchases and leasehold improvements being made in 2008 as compared to 2007.

Other administrative expenses in 2009 of $6,666,000 represents an increase of $3,978,000, or 40.3% increase over 2008. The increases are primarily attributable to an increase in FDIC insurance premiums of $1,650,000 as a result of an industry wide FDIC insurance special assessment of $321,000 and deposit insurance premiums that were higher due to the FDIC’s increase in deposit insurance premium rates, loss provision of $1,014,000 for OREO, loss on extinguishment of debt of $441,000, and OREO operating expenses of $579,000. Partially offsetting these increases were decreases of office supplies of $45,000.

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

The efficiency ratio measures the Company’s productivity. It is the cost required to generate each dollar of revenue. The Company’s efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) was 79.2% and 59.2% in 2009 and 2008, respectively.

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance for loan losses on a quarterly basis. The Bank provides as an expense an amount needed to bring the allowance for loan losses to a level necessary to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision for loan losses charged to expense. The allowance is relieved of any applicable loss reserves when loans are reclassified to Held for Sale classification.

The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market and increasing unemployment rate. In 2009 there has been continued volatility and illiquidity in the financial markets, witnessing the failure of well-known companies and including a national recession. The loan quality has shown significant weakness as a result of general and local economic conditions and could deteriorate even further. Consequently, the Bank has increased the provision for loan losses in 2009 and the book value of specific assets were written down to reflect current fair market values in this recessionary economy.

In 2009 the provision for loan losses was $50,846,000 as compared to $3,191,000 in 2008, representing an increase of $47,655,000, or 1493.4%. The increase in the specific and general loan loss provision includes provisions related to downgraded loans, loans sold during the year, loans reclassed to held-for-sale classification and provisions for specifically impaired loans. The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio. The provision for loan losses was $3,191,000 for the year ended December 31, 2008, an increase of $2,947,000, or 1208.0% as compared to 2007. The increase in the provision was the result of growth in the Bank’s loan portfolio and deterioration in credit quality, and an increased provision associated with specific nonperforming loans.

Income Taxes

The Company reported a benefit of $7,910,000 for 2009 as compared to a provision for income taxes of $2,386,000 and $2,287,000, respectively, for years 2008 and 2007 a decrease of $10,296,000, or 431.5% for 2009 as compared to 2008 and an increase of $99,000, or 4.3% for 2008 as compared to 2007. The provision/(benefit) reflects accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income/(loss) and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes. The Company manages its effective tax rate through tax benefits associated through the purchase of Bank Owned Life Insurance (“BOLI”) (the revenue from BOLI is tax exempt), earnings on qualified municipal securities which are primarily tax exempt, tax credits associated with Affordable Housing Fund investments and lending in Enterprise Zones.

In December 2009, due to the uncertainty about the Company’s ability to generate taxable income in the near term, the Company recorded a valuation allowance of $11,231,000 against its deferred tax assets. The Company will not be able to recognize the tax benefits until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax assets and loss carry forwards.

See Note 13 of the Notes to the Consolidated Financial Statements for additional discussion of the Provision for Income Taxes.

FINANCIAL CONDITION

Investment Securities

The Company purchases mortgage-backed securities and other high quality investments as a source of interest income, credit risk diversification, manage rate sensitivity, and maintain a reserve of liquid assets that can be pledged or sold to meet liquidity and loan requirements. Sales of “Federal Funds” and short-term loans to other banks are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes. Securities may be pledged to meet security requirements imposed as a condition to secure Federal Home Loan Bank advances, the receipt of public fund deposits and for other purposes. Investment securities are held in safekeeping by an independent custodian. The Bank does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) or non-agency backed securities.

As of December 31, 2009 and 2008, the carrying values of securities pledged were $6,522,089 and $67,190,000, respectively; the amount pledged at December 31, 2008 represented the entire investment securities portfolio. Not all of the securities pledged as collateral were required to secure existing borrowings. The Company utilizes the cash flow of the investments to meet the overall liquidity requirements.

As of December 31, 2009 and 2008, the investment portfolio consisted of agency mortgage-backed securities, U.S. agency securities, municipal securities and agency guaranteed collateralized mortgage obligations. Throughout 2009 the Company pursued a strategy to purchase GNMA securities backed by the full faith and credit of the U.S. Government. The Company also owned $8,652,000 in Federal Home Loan Bank stock and $50,000 of Pacific Coast Banker’s Bank stock as of December 31, 2009 and December 31, 2008, respectively. Interest-bearing time deposits in other financial institutions amounted to $179,000 and $558,000 as of December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, $5,807,181 of the securities were classified as held-to-maturity and $50,951,388 of the securities were classified as available-for-sale. At December 31, 2008, $10,774,000 of the securities were classified as held-to-maturity and $56,416,000 of the Company’s securities were classified as available-for-sale. The Federal Home Loan Bank stock and the Pacific Coast Banker’s Bank stock are not classified since they have no stated maturities. Available-for-sale securities are bonds, notes, debentures, and certain equity securities that are not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Held-to-maturity securities consist of bonds, notes and debentures for which the Company has the positive intent and the ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The following tables summarize the amounts and distribution of the Company’s investment securities, held as of the dates indicated, and the weighted average yields:

	As of December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities
Issued by FNMA	$4,404	$73	$(1)	$4,476
Issued by FHLMC	2,194	25	—	2,219
Issued by GNMA	936	50	—	986
	$7,534	$148	$(1)	$7,681
U.S. Agency Securities
Issued by FHLB	$1,172	$37	$—	$1,209
Issued by Other Agency	1,800	10	—	1,810
	$2,972	$47	$—	$3,019
Municipal Securities
Rated AAA	$2,814	$25	$(19)	$2,820
Rated A	324	2	(6)	320
Unrated	202	—	(1)	201
	$3,340	$27	$(26)	$3,341
Collateralized Mortgage Obligation
Issued by FNMA	$730	$30	$—	$760
Issued by FHLMC	2,522	51	—	2,573
Issued by GNMA	33,199	386	(8)	33,577
	$36,451	$467	$(8)	$36,910
Total Available-for-sale	$50,297	$689	$(35)	$50,951

Held-to-maturity
Mortgage backed securities
Issued by FNMA	$2,419	$31	$(10)	2,440
Issued by FHLMC	3,388	52	—	3,440
	$5,807	$83	$(10)	$5,880

	As of December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Available-for-sale
Mortgage backed securities
Issued by FNMA	$6,949	$144	$—	$7,093
Issued by FHLMC	5,037	112	(31)	5,118
Issued by GNMA	2,958	113	(84)	2,987
	$14,944	$369	$(115)	$15,198
U.S. Agency Securities
Issued by FHLB	$3,095	$124	$—	$3,219
Issued by Other Agency	2,072	1	—	2,073
	$5,167	$125	$—	$5,292
Municipal Securities
Rated AAA	$3,506	$55	$(8)	$3,553
Rated AA	367	7	—	374
Rated A	902	6	(11)	897
Unrated	450	—	(18)	432
	$5,225	$68	$(37)	$5,256
Collateralized Mortgage Obligation
Issued by FNMA	$2,705	$92	$—	$2,797
Issued by FHLMC	6,122	131	—	6,253
Issued by GNMA	21,350	273	(3)	21,620
	$30,177	$496	$(3)	$30,670
Total Available-for-sale	$55,513	$1,058	$(155)	$56,416

Held-to-maturity
Mortgage backed securities
Issued by FNMA	$4,069	$15	$(85)	3,999
Issued by FHLMC	6,705	—	(205)	6,500
	$10,774	$15	$(290)	$10,499

	As of December 31,
	2009		2008
	Balance	Yield	Balance	Yield
			(Dollars in Thousands)
Available for sale
Mortgage backed securities	$7,681	3.81%	$15,198	5.23%
U.S. Agency Securities	3,019	6.80	5,292	3.99
Municipal Securities	3,341	5.63	5,256	5.66
Collateralized Mortgage Obligation	36,910	3.61	30,670	4.63
	$50,951	3.97%	$56,416	4.83%

Held to maturity
Mortgage backed securities	$5,807	2.50%	$10,774	4.02%

The Bank does not hold any high risk collateralized mortgage obligations or structured notes as of December 31, 2009. The mortgage related securities are backed by GNMA, FNMA, or FHLMC or are collateralized by securities backed by these agencies. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to the maturities and fair values of the investment portfolio at December 31, 2009 and 2008.

Loans

Loans, net, decreased by $88,812,000, or 25.8% as of December 31, 2009 as compared to the same period prior year. During the fiscal year 2009, the Bank sold $63.5 million of loans. Of that amount, approximately $19.8 million loans were sold at par during the third quarter 2009 and $37.4 million in principal amount of certain nonperforming loans were sold in the fourth quarter 2009.

The following table sets forth components of total net loans outstanding in each category at the dates indicated:

	At December 31,
	2009(*)	2008	2007	2006	2005
	(Dollars in thousands)

One-to-four family residential	$32,288	$33,695	$22,098	$16,742	$16,995
Multifamily residential	122,891	171,136	123,077	120,287	121,176
Commercial real estate	281,409	322,861	246,258	220,049	183,288
Land	9,766	10,905	9,369	8,316	9,777
Construction real estate	33,667	31,077	28,988	33,188	26,003
Consumer loans	1,556	2,111	2,045	2,545	2,785
Commercial, non real estate	35,716	18,913	36,250	23,553	24,725
Total gross loans	517,293	590,698	468,085	424,680	384,749
Net deferred loan costs	1,442	1,845	1,529	1,327	1,907
Total loans receivable, net of deferred loan costs	518,735	592,543	469,614	426,007	386,656
Allowance for loan losses	(23,098)	(8,093)	(4,915)	(4,672)	(4,232)
Loans receivable, net	$495,637	$584,450	$464,699	$421,335	$382,424

(*) Includes $59,985 of loans classified as held-for-sale at December 31, 2009, that have a carrying value equal to their estimated net selling value.

Commercial real estate and Multifamily loans declined $41,452,000, or 12.8% and $48,245,000, 28.2%, respectively, from December 31, 2009 to the same period prior year. The decline was primarily due to the partial charge-offs of loans included in the planned sale of $50 million of performing and $25 million of substandard-performing and nonperforming commercial real estate and multifamily loans in the first quarter of 2010, the sale of $19.8 million of loans sold in the third quarter of 2009, and the sale of approximately $37.4 million in principal amount of certain multifamily nonperforming loans in November 2009.

Outstanding loan commitments at December 31, 2009 and December 31, 2008 primarily consisted of undisbursed construction loans, lines of credit, and commitments to originate commercial real estate and multifamily loans. As of December 31, 2009 and 2008, the hospitality industry was identified as a concentration of credit as it represented 15.5% and 13.4%, respectively, of the loan portfolio. Additionally, as of December 31, 2009 and December 31, 2008, approximately 94.0% and 90.7%, respectively, of the Bank’s loans were secured by various types of commercial or residential real estate.

The substantial decline in the economy in general and the decline in residential and commercial real estate values in the Company’s primary market area in particular have had an adverse impact on the collectability of certain of these loans and have required increases in the provision for loan losses. The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans. Management believes that the adverse impact on the collectability of certain of these loans will continue into 2010, as the combined effects of declining commercial real estate values and challenging economic conditions will place continued stress on the Bank’s small business and commercial real estate borrowers.

As of December 31, 2009, there was $80,281,000 in hospitality loans representing 15.5% of the loan portfolio. Of this amount $32,117,000 are loans originated through the SBA 504 program with an average original loan-to-value ratio of 52%, $37,026,000 are commercial real estate loans not originated through the SBA 504 program, $6,396,000 are the disbursed balance of construction loans, and $4,742,000 are commercial unsecured loans. Hospitality loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments. All loans have been assigned to a Portfolio Manager for enhanced monitoring. Updated financial data has been requested from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the hospitality loan portfolio.

Real estate construction loans are primarily short term loans to finance the construction of commercial and single family residential property. Other real estate loans consist primarily of loans made based on the property and/or the borrower’s individual and business cash flows. Maturities on real estate loans other than construction loans are generally restricted to fifteen years (on an amortization of thirty years with a balloon payment due in fifteen years). Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate at specified times prior to maturity.

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

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security. The repayment of such loans is expected to come from cash flow or from the income or assets of the borrowers. The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with cash on deposits with the Bank, management’s evaluation of the creditworthiness of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner/user properties, income-producing properties, residences and other real property. The Bank protects its collateral interests by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

As of December 31, 2009 and 2008, the loan portfolio was primarily comprised of floating and hybrid fixed/ adjustable-rate loans. Hybrid fixed/adjustable-rate loans have an initial fixed-rate period, typically three to five years, after which the loan rate adjusts based on a specified frequency, repricing index, and margin, subject to lifetime floor and cap rates. The following table sets forth the percentages of the floating and hybrid/fixed adjustable-rate loans repricing in selected future periods as of December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008

Reprice within one year	49.1%	40.9%
Reprice within one to two years	10.0%	9.5%
Reprice within two to three years	13.3%	10.7%
Reprice within three to four years	14.1%	12.0%
Reprice within four to five years	5.3%	19.1%
Reprice after five years	8.2%	7.8%
Total	100.0%	100.0%

The following table sets forth the maturity distribution of loans as of December 31, 2009 and December 31, 2008. At those dates, the Bank had no loans with maturities greater than thirty years. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with adjustable (floating) interest rates. Adjustable interest rates generally fluctuate with changes in the various pricing indices, primarily the six-month constant maturity treasury index, six month LIBOR, and Prime Rate.

	At December 31, 2009
	Maturing	Maturing	Maturing
	Within	One to	After
	One Year	Five Years	Five Years	Total
	(Dollars in Thousands)
One-to-four family residential	$—	$1,795	$30,493	$32,288
Multifamily residential	2,110	2,202	118,579	122,891
Commercial real estate	22,156	19,642	239,611	281,409
Land	2,373	6,565	828	9,766
Construction real estate	21,941	11,726	—	33,667
Consumer loans	1,097	32	427	1,556
Commercial, non real estate	14,041	12,262	9,413	35,716
Total	$63,718	$54,224	$399,351	$517,293

Loans with predetermined interest rates	$4,855	$9,590	$3,613	$18,058
Loans with floating or adjustable interest rates	58,863	44,634	395,738	499,235
	$63,718	$54,224	$399,351	$517,293

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management has instituted loan policies which include using grading standards and criteria similar to those employed by bank regulatory agencies to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio and to enable management to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized.

Management conducts an evaluation of the loan portfolio quarterly. This evaluation is an assessment of a number of factors including the results of the internal loan review, external loan review by outside consultants from time to time, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions as the Bank is obtaining updated appraisals, current financial statements, current credit reports, and verifying current net worth and liquidity positions of selected borrowers. Additionally, the Bank uses a quantitative analysis to stress test the credit risk inherent in the loan portfolio under various default assumptions and incorporate current industry probabilities of default. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Foreclosed or repossessed loan collateral, OREO, is recorded at the lower of cost or appraised value less estimated costs to hold and sell.

There are, however, limitations to any credit risk grading process. The volume of loans and the frequency of receipt of updated appraisals and financials makes it impractical to re-grade every loan every quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

Each quarter the Bank reviews the allowance and makes additional transfers to the allowance as needed. As of December 31, 2009 and December 31, 2008, the allowance for loan losses was 5.03% and 1.37%, respectively, of loans held-for-investment. No assurance can be given that the increase in the allowance is adequate to reflect the composition of the loan portfolio, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market area as of December 31, 2009. The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise. For the year ended December 31, 2009 and December 31, 2008, charge-offs of loans totaled $35,845,000 and $37,000, respectively, and recoveries on previously charged-off loans totaled $4,000 and $25,000, respectively. There were forty-nine nonperforming loans and six other real estate owned properties as of December 31, 2009 and eighteen nonperforming loans and one foreclosed property that was transferred to other real estate owned as of December 31, 2008.

As of December 31, 2009 and December 31, 2008, the ratio of the allowance for loan losses to nonperforming loans was 53.2% and 48.3%, respectively. The allowance is maintained by categories of the loan portfolio based on loan type and loan rating; however, the entire allowance is available to cover actual loan losses. While management uses available information to recognize probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other matters. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to provide additions to the allowance based on their judgment of information available to them at the time of their examination. No assurance can be given that further economic difficulties or other circumstances which would adversely affect the borrowers and their ability to repay outstanding loans will not occur. These losses would be reflected in increased losses in the loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

The following table provides the allocation of allowance for loan losses by major loan category as of December 31, 2009:

	As of December 31, 2009
Balance at End of Period Applicable to:	Allowance for Losses on Loans	Percent of Allowance in each category to total Allowance
	(Dollars In Thousands)
One-to-four family residential	$907	3.9%

Multifamily residential	4,146	17.9%

Commercial real estate	9,680	42.0%

Land	631	2.7%

Construction real estate	6,519	28.3%

Consumer loans	3	0.0%

Commercial, non real estate	1,212	5.2%
	$23,098	100.0%

The following table summarizes the loan loss experience, transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the year ended December 31,
	2009	2008	2007	2006	2005
		(Dollars In Thousands)
Gross Loans Outstanding, Period End	$518,735	$592,543	$469,613	$426,007	$386,657
Average Amount of Loans Outstanding	583,640	541,544	439,262	415,368	371,024
Period end non-performing loans outstanding	43,358	16,758	466	—	35

Allowance for Loans Loss, Beginning of Period	$8,094	$4,915	$4,671	$4,232	$3,600
Charge-offs
Multifamily residential	(13,890)	—	—	—	—
Commercial real estate	(21,027)	—	—	—	—
Consumer Loans	(28)	(37)	(1)	—	—
One to Four family residential	(94)	—	—	—	—
Construction	(807)	—	—	—	—
Total Charge-offs	(35,846)	(37)	(1)	—	—
Recoveries
Consumer loans	1	25	—	—	—
Multifamily residential	3	—	—	—	—
Commercial real estate	—	—	—	—	—
Total Recoveries	4	25	—	—	—
Additions/(Reductions) charged to operations	50,846	3,191	245	439	632
Allowance for Loan Loss, End of Period	$23,098	$8,094	$4,915	$4,671	$4,232
Ratio of Net Charge-offs/(Recoveries) During the Period to Average Loans Outstanding During the Period	-6.14%	0.00%	0.00%	0.00%	0.00%
Ratio of Allowance for Loan Losses to Loans at Period End	4.45%	1.37%	1.05%	1.10%	1.09%

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

The Bank has a process to review all nonperforming loans on a quarterly basis. The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impairment on specific loans as of December 31, 2009 was $43,359,000 as compared to $16,758,000 as of December 31, 2008. The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans. The Bank’s policy is to place loans on non-accrual status when, for any reason, principal or interest is past due for ninety days or more unless they are both well secured and in the process of collection or if the Bank determines that there is little to no chance of being paid current by the borrower. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. Any interest accrued, but unpaid, is reversed against current income. Interest received on non-accrual loans is applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal.

When appropriate or necessary to protect the Bank’s interests, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as OREO. OREO is carried on the books as an asset at fair value less estimated costs to sell. OREO represents an additional category of “nonperforming assets.” The Company had six OREO’s as of December 31, 2009 for $3,587,000 and one OREO for $417,000 as of December 31, 2008.

The following table provides information with respect to the components of the nonperforming assets at the dates indicated.

	Balances as of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans
Construction real estate	$10,913	$2,411	$—	$—	$—
Multifamily residential	7,355	1,464	—	—	—
Consumer	—	—	—	—	35
Commercial real estate	22,924	12,883	466	—	—
One-to-four family residential	679	—	—	—	—
Land	1,488	—	—	—	—
	$43,359	$16,758	$466	$—	$35

Restructured Loans	$—	—	—	—	—

Other real estate owned	$3,587	417	—	—	—

Nonperforming assets as a percent of total loans	10.23%	2.90%	0.10%	0.00%	0.01%
Nonperforming assets as a percent of total assets	7.46%	2.44%	0.08%	0.00%	0.01%
Allowance for Loan Losses	$23,098	$8,093	$4,915	$4,671	$4,232
Allowance for Loan Losses/ loans receivable outstanding at period end	5.03%	1.37%	1.05%	1.10%	1.09%

The Company had forty-nine nonperforming loans with principal amounts  totaling $43,359,000 and six OREO’s with carrying amounts totaling $3,587,000 for a total of $46,946,000 of principal amounts of nonperforming assets at December 31, 2009. There are eleven nonperforming loans which exceed $1.5 million each and have a total carrying value of $31,998,000 as follows:

●
A $2,167,000 land/construction loan in Carmel Valley, CA secured by a first deed of trust on property zoned for hospitality with a 50% participation with another lender. This loan had an original loan-to-value ratio of 25%.

●
A $2,110,000 loan secured by a first deed of trust on a multifamily residential property located in Richmond, CA and cross-collateralization by a second deed of trust on commercial real estate. The combined original loan-to-value on the loan is 66%.

●	A $3,979,000 commercial real estate loan secured by a first deed of trust on property located in San Francisco, CA. This loan had an original loan-to-value ratio of 65%.
●	A $2,081,000 commercial real estate loan secured by a first deed of trust on property located in San Rafael, CA. The loan had an original loan-to-value ratio of 75%.
●	A $1,966,000 commercial line of credit secured by real estate located in Petaluma, CA. This loan had an original loan-to-value ratio of 38%.
●	A $1,739,000 SBA 504 commercial real estate loan secured by a first deed of trust on property located in Sacramento, CA. This loan had an original loan-to-value ratio of 48%.
●	A $1,578,000 construction loan secured by real estate located in Larkspur, CA. This loan had an original loan-to-value ratio of 50%.

●	A $7,168,000 construction loan secured by a first deed of trust on property located in Healdsburg, CA. This loan had an original loan-to-value of 69%.
●	A $3,440,000 commercial real estate loan secured by a first deed of trust on property located in Mendocino, CA. This loan had an original loan-to-value of 52.6%.
●	A $2,530,000 commercial real estate loan secured by a first deed of trust on property located in Healdsburg, CA. This loan had an original loan-to-value of 64%.
●	A $3,240,000 commercial real estate loan secured by a first deed of trust on property located in Napa, CA. This loan had an original loan-to-value of 49%.

The remaining nonperforming loans total $11,361,000, are under $1.5 million each and are from a general cross-section of the loan portfolio.

The Bank has six OREO assets with a carrying value of $3,587,000 as of December 31, 2009. Included in the OREO assets is the following asset with a carrying value of $1,900,000 that exceeds $1.5 million.

●
A commercial bridge loan with a carrying value of  $1,900,000 secured by a luxury single family home under construction in Scottsdale, Arizona. A charge-off of $1,400,000 was recorded  against the original loan principal balance to reduce the carrying value of the property to its estimated net realizable value.

The remaining five foreclosed properties have a carrying value under $1.5 million each.

As of December 31, 2009, there were no restructured loans. The gross interest income that would have been recorded had non-accrual loans been current totaled $2,920,561 for the year ended December 31, 2009.

As of December 31, 2008, there were eighteen loans with principal amounts totaling $16,758,000 which were on non-accrual status as follows. Three of the non-accruals were multifamily loans totaling $1,464,000, two non-accruals were construction real estate totaling $2,411,000 and thirteen of the non-accruals were commercial real estate loans totaling $12,883,000.

Included in these totals are as follows:

●
The $3,300,000 commercial bridge loan secured by real estate which is located in Scottsdale, AZ and was transferred to OREO in February 2009. The October 2008 appraised value of this loan was $4.3 million and it is one of three out-of-state loans for the Bank.

●
The $5,400,000 commercial bridge loan secured by real estate and is located in San Francisco, CA and was originated in April 2007. It is zoned for residential condominium development and the original loan-to-value was at 64%. In August 2009, $3,434,682 of the loan balance was charged-off upon foreclosure of the loan and the balance of $1,965,318 was reverted to OREO. The OREO sold on 12/31/2009 for $1,630,000.

●	The $2,167,000 construction loan is located in Carmel Valley, CA and is zoned for hospitality with a 50% participation with another lender and had an original loan-to-value ratio of 25%.

These three non-accrual loans represented 63% of the total nonperforming assets. The Bank also had one OREO property acquired via a foreclosed loan located in the Bank’s primary market. This property was sold on March 31, 2009 for approximately $485,000, and the Bank was able to record a gain on the sale of this property of approximately $62,000. The gross interest income that would have been recorded had non-accrual loans been current totaled $497,000 for the year ended December 31, 2008. As of December 31, 2008, there were no restructured loans.

The following table provides information with respect to delinquent but still accruing loans at the dates indicated.

	Balances as of December 31,
	2009	2008	2007	2006	2005
		(Dollars in Thousands)
Loans delinquent 30-89 days and accruing
Commercial real estate	$7,477	$6,566	$139	$1,137	$308
Consumer loans	1	26	—	—	—
Multifamily	3,144	6,237	414	268	—
Land and Construction	880	—	—	531	534
Commercial, non real estate	23	—	—	—	—
	$11,525	$12,829	$553	$1,936	$842
Loans delinquent 90 days or more and accruing
One-to-four family residential	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

Total nonperforming assets could increase in the future if the national and local economies weaken further which may adversely affect the small businesses in the market area. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower.

Refer to Note 4 and 5 of the Consolidated Financial Statements and the Business section of this Annual Report for additional information concerning loans.

Deposits

The principal source of deposits for the Bank are non-interest and interest-bearing transaction accounts, money market accounts, savings accounts and certificates of deposits from the Bank’s market areas and non-brokered wholesale deposits from financial institutions across the U.S.. At December 31, 2009, total deposits were $487,217,000, representing an increase of $26,916,000, or 5.8% over the December 31, 2008 balance. The Bank’s deposit growth plan for fiscal year 2010 and beyond is to concentrate its efforts on increasing noninterest-bearing checking, money market and retail certificate of deposit accounts. As of December 31, 2009, the noninterest-bearing checking accounts increased $10,102,000, or 30.4% as compared to December 31, 2008. The Bank had wholesale deposits through deposit brokers of $92.0 million (18.9% of deposits) and $84.8 million (18.5% of deposits) and through non-brokered wholesale sources of $121.7 million (25.0% of deposits) and $89.3 million (19.4% of deposits) as of December 31, 2009 and December 31, 2008, respectively.

On April 30, 2009, the Bank renewed a $15.0 million time deposit from the State of California through the State Treasurer. This is included in non-brokered wholesale certificates of deposits. The time deposit bears interest at the rate of 0.19% and matured on July 30, 2009 and was not renewed.

The following table summarizes the distribution of deposits and the period ending rates paid for the periods indicated:

	December 31, 2009			December 31, 2008
			Weighted			Weighted
		Deposit	Average		Deposit	Average
	Balance	Mix	Rate	Balance	Mix	Rate
	(Dollars in Thousands)

Noninterest-bearing deposits	$43,362	8.9%	0.00%	$33,260	7.2%	0.00%
Interest-bearing checking deposits	7,172	1.5%	0.26%	9,736	2.1%	0.39%
Money Market and savings deposits	128,633	26.4%	1.17%	156,479	34.1%	1.79%
Certificates of deposit	308,050	63.2%	2.40%	260,826	56.6%	2.80%
Total deposits	$487,217	100.0%	1.83%	$460,301	100.0%	2.20%

The following table summarizes the distribution and original source of certificates of deposit for the periods indicated:

	December 31, 2009			December 31, 2008
			Weighted			Weighted
		Deposit	Average		Deposit	Average
	Balance	Mix	Rate	Balance	Mix	Rate
	(Dollars in Thousands)

Retail certificates of deposit	$109,003	35.4%	2.08%	$86,702	33.2%	3.04%
Brokered certificates of deposit	77,383	25.1%	3.49%	84,784	32.5%	3.29%
Non-brokered wholesale certificates of deposit	121,664	39.5%	1.99%	89,340	34.3%	2.11%
Total time deposits	$308,050	100.0%	2.40%	$260,826	100.0%	2.80%

The following schedule shows the maturity of the time deposits as of December 31, 2009:

	$100,000 or more			Less than $100,000
			Weighted			Weighted
		Deposit	Average		Deposit	Average
	Amount	Mix	Rate	Amount	Mix	Rate
	(Dollars in thousands)
Three months or less	$9,564	11.5%	2.01%	$44,323	19.7%	1.61%
Over 3 through 6 months	12,850	15.4%	1.95%	40,019	17.8%	2.07%
Over 6 through 12 months	36,227	43.5%	2.25%	59,097	26.3%	2.41%
Over 12 months through 2 years	20,848	25.0%	2.76%	63,199	28.1%	2.84%
Over 2 through 3 years	1,555	1.9%	3.20%	16,023	7.1%	3.68%
Over 3 through 4 years	1,005	1.2%	4.21%	1,260	0.6%	3.56%
Over 4 through 5 years	1,312	1.6%	3.07%	768	0.3%	3.08%
Total	$83,361	100.0%	2.36%	$224,689	100.0%	2.41%

Contractual Obligations

The Company has entered into non-cancelable contracts for leased premises and other agreements. The Company has no capital leases. The following table summarizes the significant contractual obligations and commitments as of December 31, 2009.

Contractual Obligations at December 31,	1 year	2-3 years	4-5 years	> 5 years	Total

Operating leases	$821,948	$1,447,708	$725,870	$371,571	$3,367,097
Borrowings	44,090,000	61,995,000	13,000,000	—	119,085,000
Debt	—	500,000	—	19,089,000	19,589,000
	$44,911,948	$63,942,708	$13,725,870	$19,460,571	$142,041,097

Borrowed Funds

The Bank has obtained advances from the Federal Home Loan Bank at December 31, 2009 and December 31, 2008 amounting to $119.1 million and $183.1 million, respectively, a 35.0% decrease. FHLB borrowings, which are used to manage interest rate risk in the loan and investment portfolios, mature approximately evenly on a monthly basis. Deposits generated through the business banking efforts, through consumers in the retail branches and the proceeds from loan sales totaling $63.5 million in fiscal year 2009 were used to partially pay down FHLB borrowings in 2009. This trend is expected to continue through 2010.

As of December 31, 2009, unused borrowing capacity at the FHLB was $35.2 million under a formula based on the lesser of the Bank’s overall credit limit with the FHLB or eligible collateral. As of December 31, 2009, assets pledged as collateral to the FHLB consisted of $356.1 million of the loan portfolio and approximately $5.8 million of the investment portfolio. As of December 31, 2008, unused borrowing capacity at the FHLB was $94.7 million. Assets pledged as collateral to the FHLB consisted of $476.6 million of the loan portfolio and $22.1 million of the investment securities portfolio as of December 31, 2008. Total interest expense on FHLB borrowings for the twelve months ended December 31, 2009 and 2008 was $6,527,000 and $7,028,000, respectively, a decrease of $501,000, or 7.1%.

Included in the FHLB borrowings of $119.1million, as of December 31, 2009, the Company has borrowings outstanding of $74.1 million with FHLB for Advances for the Community Enterprise (“ACE”) program. ACE provides funds for projects and activities that result in the creation or retention of jobs or provides services or other benefits for low-and moderate-income people and communities. ACE funds may be used to support community lending and economic development, including small business, community facilities, and public works projects. An advantage to using this program is that the interest rates are slightly lower than rates on regular FHLB advances. The maximum amount of advances that a bank may borrow under the ACE program depends on a bank’s total assets as of the previous year end. For the Bank, the maximum amount of advances that can be borrowed is 5% of total assets as of previous year end.

During 2009, the Bank repaid $31.0 million of FHLB advances prior to their scheduled maturity. As part of the Bank’s strategy to downsize the balance sheet, loans and investments were sold and the proceeds were used to pay down brokered deposits and FHLB advances. The Bank incurred prepayment fees of $441,000 to extinguish these advances prior to their scheduled maturity.

The following table sets forth certain information regarding our FHLB advances at or for the dates indicated:

	At December 31, 2009		At December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Three months or less	$10,090	2.45%	$8,000	3.76%
Over 3 through 6 months	8,000	4.35%	12,000	4.42%
Over 6 through 12 months	26,000	4.04%	30,000	4.36%
Over 12 months through 2 years	45,995	3.87%	60,090	4.31%
Over 2 through 3 years	16,000	3.74%	43,995	4.00%
Over 3 through 4 years	13,000	3.74%	16,000	3.74%
Over 4 through 5 years	—	—	13,000	3.74%
Total	$119,085	3.79%	$183,085	4.14%

	At or For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$160,126	$167,854	$103,088
Maximum amount outstanding at any month-end during the period	181,085	183,085	146,508
Balance outstanding at end of period	119,085	183,085	146,508
Average interest rate during the period	4.08%	4.19%	4.43%
Average interest rate at end of period	3.79%	4.14%	4.38%

During the second quarter of 2006, the Company issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036, but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of December 31, 2009, the interest rate was 2.01%. The debenture is subordinated to the claims of depositors and other creditors of the Company.

During the third quarter of 2007, the Company issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037, but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of December 31, 2009, the interest rate was 1.70%. The debenture is subordinated to the claims of depositors and other creditors of the Company.

In light of the continuing challenging economic conditions, on July 9, 2009, the Company’s Board of Directors elected, pursuant to the terms of the respective indentures, to defer distributions on its $13.4 million of outstanding junior subordinated debentures. Total interest expense attributable to the junior subordinated debentures during 2009 versus the same period for 2008 was $724,000 and $636,000, respectively.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears a floating interest rate based on the three-month LIBOR rate and will mature on March 28, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2008. The Company received the $2 million in additional disbursements in the second quarter of 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of December 31, 2009, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was equal to three-month LIBOR plus 5.25%, which includes a default rate premium of 5.00% added to the base margin over LIBOR due the Company’s default on certain loan covenants as explained further below.

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on June 26, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of December 31, 2009, the floating interest rate on the $1 million credit facility was equal to three-month LIBOR plus 6.00%, which includes a default rate premium of 5.00% added to the base margin over the LIBOR due to the Company’s default on certain loan covenants as explained further below.

On July 9, 2009, the Company entered into a First Amendment and Waiver Agreement with Pacific Coast Bankers’ Bank with respect to these two credit facilities (the “Amendment”). Pacific Coast Bankers’ Bank agreed to a temporary and limited waiver of the Company’s failure to comply with the debt service coverage ratio covenant during the three month periods ended March 31, 2009 and June 30, 2009. The Amendment also revised the agreements with respect to the two credit facilities by adding additional negative covenants that set maximum limits on the amount of nonperforming assets and a minimum amount of the allowance for loan losses.

In addition, pursuant to the Amendment, the Company agreed to establish a reserve account in the amount of $775,000 on or before August 31, 2009. The Company agreed to make a principal reduction payment equal to $2,000,000 by no later than November 30, 2009. The Company also agreed that it will reduce the outstanding principal amount of the loans with a portion of proceeds in the event of certain capital raising transactions.

The Company has not yet established a Reserve Account with Pacific Coast Bankers’ Bank, nor has the Company paid the $2,000,000 principal reduction payment and, accordingly, is in default under the Agreements. On September 3, 2009, the Bank received notice from Pacific Coast Bankers’ Bank that one or more events of default have occurred under the two business loan agreements dated March 28, 2008 and as of June 26, 2008. The Holding Company has accrued but did not make the quarterly principal and interest payment due to Pacific Coast Bankers’ Bank at the end of December 2009.

Pacific Coast Bankers’ Bank informed the Company that it may, in its discretion, choose to delay exercise of the Pacific Coast Bankers’ Bank remedies or to exercise fewer than all of the remedies that are available to it, and that any such action or inaction on Pacific Coast Bankers’ Bank part does not constitute a waiver of any of the Pacific Coast Bankers’ Bank’s rights under law or under the loan documents. The Agreements are not obligations of the Bank. However, nonpayment of the Pacific Coast Banker’s Bank obligation by the Company has resulted in a default by the Bank in its borrowing agreement with the FHLB under a Cross-Default provision in that agreement. FHLB may, at its discretion, choose to delay FHLB’s remedies or to exercise fewer than all of the remedies that are available to it, and that any such action or inaction on FHLB’s part does not constitute a waiver of any of the FHLB’s rights under law or under the loan document.

Total interest expense attributable to the long-term debt for 2009 and 2008 was $288,000 and $213,000, respectively.

The Company is dependent upon the payment of cash dividends from its subsidiary, the Bank, to service its commitments. As a result of the Order and Directive described in this report, the Bank is unable to declare and pay dividends to the Company. The Company is pursuing other measures to enhance liquidity in order for it to be able to service its commitments.

On September 28, 2009, the Company and a member of the Board of Directors executed an agreement whereby the Company received $500,000 in exchange for an unsecured promissory note that accrues interest at 0.75% per annum over its three year term and a warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share over its five year term.

Capital Resources

The Company’s shareholders’ equity decreased $37.6 million to $(0.2) million as of December 31, 2009, from $37.4 million at December 31, 2008, reflecting the net loss including the $11.2 million valuation allowance against the Company’s deferred tax assets and the loan loss provisions recorded for loans sold in the fourth quarter of 2009 and for loans to be sold in the first quarter of 2010.

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

As discussed in this Report in “Business – Regulatory Action,” on September 14, 2009, the Bank entered into the Consent agreeing to the issuance of the Order with the FDIC and CDFI. Among other things, the Order requires the Bank to:

●
Present a written capital plan to the FDIC and the Department within 60 days of the Order by which the Bank would achieve and thereafter maintain a Tier I Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 12% by December 31, 2009. The capital plan must include a contingency plan in the event that the Bank has not adequately complied with the capital requirements. The contingency plan must include provisions for the sale or merger of the Bank; and,

●	Not pay cash dividends to the Company without the prior written consent of the FDIC and the CDFI.

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

The Company presented a written capital plan to the FDIC on March 16, 2010 and to the CDFI on March 12, 2010.

Furthermore, as discussed in this Report in “Business-Regulatory Action,” on February 19, 2010, the Bank received the Directive from the FDIC. Among other things, the Directive requires the Bank to:

●
Within 30 days of the effective date of the Directive (by March 21, 2010), the Bank must: (1) sell enough voting shares or obligations of the Bank so that the Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. While the Company has not yet raised capital and no assurance can be given that it will be successful in its efforts to recapitalize the Bank, the Company has been, with the assistance of its investment banking firm, actively engaged in seeking additional capital from various sources.

Failure to meet the above minimum requirements pursuant to the Order or Directive, actions by regulators that, if undertaken, could have a material effect on the Company’s business which could include the appointment of a conservator or receiver of the Bank.

The Company and the Bank routinely project their capital levels by forecasting earnings, asset credit quality, securities valuation, asset and liability volumes and mix, rates on new assets and liabilities, shareholder dividends (if any), share repurchase activity (if any) and other factors. Capital ratios are reviewed by Management and the Board of Directors on a regular basis to assess whether capital exceeds the prescribed regulatory minimums and is adequate to meet the Company and the Bank’s anticipated future needs.

As of December 31, 2009, the Bank’s total risk-based capital ratio was 4.9%, which did not meet the 10.00% level specified in the definition of “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s total risk-based capital ratio of 4.9% is also below the 12.00% minimum the FDIC requires the Bank to have achieved by December 31, 2009 pursuant to the Order. The Tier I capital ratio of 2.7% is below the 5.00% capital ratio required to be classified as “well capitalized” and below the 9.00% level for Tier I capital that the Bank is required to achieve by December 31, 2009 pursuant to the Order and also below the 3.00% minimum ratio to qualify as under-capitalized. Since the Bank is no longer deemed to be well capitalized, it must comply with interest rate limitations on the solicitation of retail and wholesale deposits and cannot accept brokered deposits.

The Company’s total risk-based capital ratio as of December 31, 2009 was (0.1)%, which did not meet the 10.00% level specified in the definition of “well capitalized” under the regulatory capital framework. The Company’s consolidated net loss of $37.6 million, primarily attributable to the large loan loss provisions and the $11.2 million valuation reserve for unrealizable deferred tax assets, has depleted consolidated capital for the Company.

In light of the capital requirements specified in the Order and the Directive, as presented below, the Bank and the Company have developed a formal plan to improve their respective capital positions. Potential actions and strategies to meet the capital requirements include actively managing assets and liabilities to a smaller base, controlling operating expenses, when possible, and retaining earnings, if any, as an internal source of capital. The Company has also suspended making quarterly dividends on its common stock and has deferred distributions on the Company’s $13.4 million of outstanding trust preferred securities to preserve the Company’s core capital and liquidity positions. The Company does not anticipate paying dividends on its common stock until its capital position improves significantly. In addition, the Board of Directors is also evaluating other alternative strategies and has engaged a financial advisor to assist with raising capital. While the Bank and Company have developed a formal plan and implementing strategies designed to achieve compliance with the capital requirements specified in the Order and Directive, there is no guarantee that the plan and strategies will be successful or sufficient. If the Bank or Company does not achieve compliance with its capital requirements, we may be subject to additional regulatory actions in the future as described above.

The Bank’s and the Company’s capital adequacy ratios are presented in the following table. The capital ratios have been computed in accordance with regulatory accounting guidelines. As of December 31, 2008, the Company was not a bank holding company and, therefore, not subject to the FRB’s capital requirements, but was a bank holding company as of December 31, 2009.

Capital Ratios for the Bank:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2009:
Total capital to risk-weighted assets	$25,146	4.9%	$41,308	8.0%	$51,634	10.0%
Tier 1 capital to risk-weighted assets	18,482	3.6%	20,650	4.0%	30,975	6.0%
Tier 1 capital to average assets	18,482	2.7%	27,080	4.0%	33,850	5.0%

As of December 31, 2008:

Total capital to risk-weighted assets	$62,968	10.5%	$48,159	8.0%	$60,199	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	27,471	4.0%	34,339	5.0%

Capital Ratios for the Company:

			For Capital
	Actual Capital		Adequacy Purposes
	Amount	Ratio	Amount	Ratio

As of December 31, 2009:

Total capital to risk-weighted assets	$(566)	-0.1%	$41,348	8.0%
Tier 1 capital to risk-weighted assets	(566)	-0.1%	$20,673	4.0%
Tier 1 capital to average assets	(566)	-0.1%	$27,062	4.0%

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

One method many banks can utilize for acquiring additional liquidity is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at relatively high interest rates. A limitation of the Order and Directive previously discussed is that the Bank may not accept, renew or rollover any brokered deposits without obtaining a waiver from the FDIC. The Order also requires the Bank to implement a plan for reducing the Bank’s reliance on brokered deposits. The Bank has developed and is implementing the required plan; brokered deposits declined to $91,960,000 at December 31, 2009, from $111,486,000 at September 30, 2009. Additionally, the Order requires the Bank to develop and implement a written liquidity funds management policy to guide the Bank’s liquidity and liability management. The liquidity funds management policy has been developed and, among other things, establishes lower limits on brokered deposits and borrowed funds than the Bank has utilized in the past.

To meet liquidity needs, the Bank maintains a portion of funds in cash deposits in other banks, Federal funds sold, and investment securities. As of December 31, 2009, liquid assets were comprised of $29,189,000 in cash and cash equivalents, $179,000 in interest-bearing deposits in other financial institutions, and $50,951,000 in available-for-sale securities. Those liquid assets equaled 12.8% of total assets at December 31, 2009. As of December 31, 2008, liquid assets were comprised of $558,000 in interest-bearing deposits in other financial institutions, $15,920,000 in cash and equivalents, and $56,416,000 in available-for-sale securities. Those liquid assets equaled 10.4% of total assets at December 31, 2008.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings. The Bank considers Federal funds lines, FHLB advances and other borrowings to be important sources of funding in the future. While management expects there to be adequate collateral for secured funding requirements, a decline in the Bank’s credit-worthiness would adversely affect the Bank’s ability to borrow on an unsecured basis via Federal funds purchased and likely would adversely affect the overall amounts the Bank could borrow on a secured basis, thus impacting the Bank’s contingent access to additional liquidity. During the third quarter, two correspondent banks suspended the Bank’s unsecured Fed funds purchased lines of credit totaling $20,000,000.

The Bank is also a member of the FHLB San Francisco and has a secured credit line for advances, the total usable amount of which is dependent on the borrowing capacity of pledged loans. The total borrowing capacity for advances was $160,012,000 at December 31, 2009, of which $35,238,000 was unused. As of December 31, 2009 the Bank’s approved credit limit for mortgage loan collateral was 20% of assets and an additional credit limit of 5% of assets if secured by the Bank’s investment securities. Additionally, the FHLB required the Bank to collateralize potential prepayment fees of $5 million and required delivery of pledged loans. The Bank pledged its $5,807,000 of Held-to-Maturity investment securities to the FHLB in December 2009 to maintain available borrowing capacity.

In February 2010, the FHLB reduced the maximum term the Bank could borrow funds from the current 36 months to 15 months. Further, FHLB requires that the Bank’s new and rolling advances above 15% of assets be secured by agency securities collateral. In February 2010, the Bank pledged an additional $37,636,000 of its agency securities to the FHLB. The FHLB has the discretionary right going forward to take actions to manage the risk of its credit relationship with the Bank, which potential actions include further reducing the Bank’s overall credit limit and reducing the borrowing capacity of pledged loans.

The Bank also has a $2,747,000 secured borrowing capacity available with the Federal Reserve Bank of San Francisco’s Discount Window, which was not drawn upon at December 31, 2009. The Bank pledged $3,325,000 of Available-for-Sale investment securities to the FRB in December 2009 to maintain available borrowing capacity although there were no Discount Window borrowings outstanding at that time.

As of February 28, 2010, there was $44,158,000 of the investment portfolio pledged as collateral to the FHLB and $3,325,000 of the investment portfolio pledged as collateral to the Federal Reserve Bank, thus approximately $5,958,000 of the investment portfolio is immediately available to be sold or pledged for borrowings. To the extent that the investment securities are used as collateral for outstanding borrowings these securities cannot be sold unless alternative collateral is substituted to collateralize the outstanding borrowings. The inability to sell those securities would reduce our available liquidity.

Management anticipates that cash and cash equivalents, investments, deposits in financial institutions, planned loan sales (subject to regulatory approval) and borrowing capacities from the FHLB and the Federal Reserve should provide adequate liquidity for the Bank’s operating, lending, investing, customer deposit withdrawal and maturing borrowing needs and to meet its regulatory liquidity requirements for the foreseeable future. However, pursuant to the Order management will continue to reduce brokered deposits as a percentage of total deposits for the foreseeable future and no assurance can be given that the Bank’s liquidity needs will be met. Bank management also plans to reduce FHLB advances as a percentage of total assets in the future to reduce its reliance on collateralized borrowings, which is consistent with the Bank’s objective of increasing its commercial loans and reducing concentrations in commercial real estate loans.

The Company historically has been dependent on the payment of cash dividends from the Bank as the main source of liquidity to service its commitments and pay dividends to shareholders and other obligations. As noted earlier, the Order and Directive prohibit the Bank from paying cash dividends to the Company without the prior written consent of the FDIC and/or the CDFI. The inability of the Bank to pay dividends to the Company, absent other sources of funds, is likely to adversely affect the liquidity of the Company and its ability to meet its payment obligations including its requirement to establish a reserve account with Pacific Coast Bankers’ Bank.

In the third quarter 2009, the Company and a member of the Board of Directors executed an agreement whereby the Company received $500,000 in exchange for an unsecured promissory note that accrues interest at 0.75% per annum over its three year term and a warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share over the warrant’s five year term.

As discussed above, the Company agreed to establish a reserve account in the amount of $775,000 on or before August 31, 2009, and to make a principal reduction payment equal to $2,000,000 by no later than November 30, 2009. Due to the lack of receipt of dividends from the Bank and lack of sufficient alternate sources of liquidity, the Company was not able to establish the reserve account or make the principal reduction payments due by November 30, 2009. Additionally, as of December 31, 2009, the Company was not in compliance with the debt service coverage ratio covenant and two negative covenants related to the amount of nonperforming assets relative to Tier 1 capital, the allowance for loan losses, gross loans and OREO balances at quarter-end.

The Company had $286,000 of cash and due from banks at December 31, 2009. The Pacific Coast Bankers’ Bank has certain remedies upon the occurrence of an event of default under the loan agreements including declaring all indebtedness immediately due and payable, apply funds in the reserve account (if any) to the indebtedness and exercise any rights or remedies that may be available at law, in equity or otherwise.

For the fiscal year ended December 31, 2009 and the fiscal year ended December 31, 2008, the Company paid cash dividends on its common stock of $229,000 and $831,000, respectively. As of July 9, 2009, the Company has suspended declaring quarterly dividends on its common shares and the Company does not anticipate paying dividends on its common stock until its capital position improves significantly and is sustained.

Market Risk Management

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank’s market risk arises primarily from interest rate risk inherent in its loan, investment, deposit and borrowing functions. The careful planning of asset and liability repricing and maturities and the matching of interest rates to correspond with this repricing and maturity matching is an integral part of the active management of an institution’s net interest margin. To the extent repricing and maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, the effect of nonperforming assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, the Bank takes into account rates and maturities to be offered in connection with the certificates of deposit and variable rate loans. Because of differences in the amounts and timing of repricing of rate sensitive assets to rate sensitive liabilities, the Bank is negatively affected by increasing interest rates. Conversely, the Bank would be positively affected in a decreasing rate environment.

The Bank has generally been able to control the exposure to changing interest rates by maintaining a large percentage of hybrid fixed/adjustable interest rate loans and some of the time certificates in relatively short maturities. The majority of the loans have periodic and lifetime interest rate caps and floors. The Bank has also controlled the interest rate risk exposure of loans with initial fixed rate terms by locking in longer term fixed rate liabilities, including FHLB borrowings, brokered certificates of deposit, and non-brokered wholesale certificates of deposit. It is management’s strategy to minimize the use of FHLB advances and non-brokered deposits beyond the need for interest rate risk management.

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

The following table shows the Company’s cumulative gap analysis as of December 31, 2009:

	At December 31, 2009
	Within	Three to
	Three	Twelve	One to	Over
	Months	Months	Five Years	Five Years	Total
Interest Earning Assets	(Dollars in Thousands)
Securities	$1,256	$21,136	$18,629	$15,737	$56,758
Federal Funds	15,002	—	—	—	15,002
Interest-bearing deposits in other financial institutions	—	—	179	—	179
Loans	165,024	106,588	188,691	58,432	518,735
FHLB and PCBB Stock	8,702	—	—	—	8,702
Total	$189,984	$127,724	$207,499	$74,169	$599,376

Interest-Bearing Liabilities
Interest-bearing checking	7,172	—	—	—	7,172
Money market and savings	128,633	—	—	—	128,633
Time deposits	53,883	148,195	105,972	—	308,050
FHLB advances	10,090	34,000	74,995	—	119,085
Long term debt	5,686	—	500	—	6,186
Junior Subordinated Debentures	—	—	13,403	—	13,403
Total	$205,464	$182,195	$194,870	$—	$582,529

Interest rate sensitivity gap	$(15,480)	$(54,471)	$12,629	$74,169	$16,847
Cummulative interest rate sensitivity gap as a percentage of interest-earning assets	-2.6%	-11.7%	-9.6%	2.8%	2.8%

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

Management also evaluates the uses of FHLB products including longer-term bullet advances, amortizing advances, and interest rate swaps as tools to control interest rate risk. If one of the interest rate risk measures exceeds the policy limits management adjusts product offerings and repositions assets and liabilities to bring the interest rate risk measure back within policy limits within a reasonable timeframe. As of December 31, 2009, the current one year gap ratio is 11.7%. A negative one year gap indicates that in an increasing interest rate environment, it is expected that net interest margin over the following year would decrease, and in a decreasing interest rate environment, net interest margin over the following year would increase.

The Bank believes that there are some inherent weaknesses in utilizing the cumulative gap analysis as a means of monitoring and controlling interest rate risk. Specifically, the cumulative gap analysis does not address adjustable rate loans at their floor rates that cannot reset as rates change and does not incorporate varying prepayment speeds of loans and investment securities as interest rates change. The Bank, therefore, relies more heavily on a simulation model to monitor and control interest rate risk.

Interest Rate Sensitivity

The Bank uses a simulation model to estimate the impact of changes in market interest rates on its net interest income and economic value of equity. Sensitivity of Net Interest Income (“NII”) and Capital to interest rate changes arises when yields on loans and investments change in a different time frame or amount from that of rates on deposits and other interest-bearing liability. To mitigate interest rate risk, the Company manages its assets and liabilities with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. The asset and liability policy sets limits on the acceptable amount of change to NII and Capital in changing interest rate environments. The Bank uses simulation models to forecast NII and Capital.

Simulation of NII and Capital under various scenarios of increasing or decreasing interest rates is the primary tool used to measure interest rate risk sensitivity. Using a third party vendor that has software developed for this purpose, management is able to estimate the potential impact of changing rates. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments, deposits and borrowings. Other information such as rates on new investments, loans, deposits, and borrowings, as well as any significant balance sheet changes such as loan growth or loan sales may be incorporated into the analysis.

In the simulation of NII and Capital under various interest rate scenarios, the simplified statement of condition is processed against two interest rate change scenarios. Each of these scenarios assumes that the change in interest rates is immediate, parallel across all terms and interest rates remain at the new levels. The model is used to assist management in evaluating and in determining and adjusting strategies designed to reduce its exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

The table below summarizes the estimated effect on the Bank’s NII and Capital due to changing interest rates as measured against the current (base case) rate scenario.

	Estimated Net Interest Income Sensitivity		Estimated Change in Economic Value of Equity
Simulated Rate Changes	12/31/2009	12/31/2008	12/31/2009	12/31/2008

+ 300 basis points	-11.05%	-7.26%	-20.74%	-32.02%
+ 200 basis points	-7.05%	-4.83%	-15.98%	-20.40%
+ 100 basis points	-3.73%	-2.48%	-14.72%	-10.90%
Unchanged	—	—	—	—
- 100 basis points	4.77%	1.04%	23.73%	13.87%
- 200 basis points	6.76%	-2.91%	54.32%	28.78%
- 300 basis points	-0.18%	-8.17%	79.86%	46.88%

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

Management utilized the sale of intermediate-term fixed rate investments and prepayments of short-term advances in October 2009, and the sale of intermediate-term hybrid rate loans and prepayment of short-term advances in November 2009 to including the planned sale in first quarter 2010 of $60 million carrying value of loans held for sale and prepayment of a comparable amount of short and intermediate term FHLB advances, to mitigate the exposure of net interest and economic value of equity to rising rates.

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

The Asset Liability Committee and/or Board of Directors meets periodically to monitor the investments, liquidity needs and oversee the asset-liability management. In between meetings of the Committee, Executive Management oversees the liquidity management.

Return on equity and assets

The following table sets forth key ratios for the periods ended December 31, 2009, 2008, and 2007.

	As of December 31,
	2009	2008	2007

Net (loss)/income as a percentage of average assets	-5.39%	0.76%	0.81%
Net (loss)/income as a percentage of average equity	-115.17%	13.74%	12.89%
Average equity as a percentage of average assets	3.47%	5.52%	6.28%
Dividends declared per share as a percentage of net (loss)/income per share	-0.61%	17.24%	13.45%

The Company declared dividends of $0.045 per share in May and August 2007, respectively, and increased to $0.05 per share in November 2007. The Company declared dividends of $0.06 per share in January 2009 and November 2008, up from $0.05 per share in January 2008 and $0.055 per share in May and August 2008. On July 13, 2009, the Company announced that the Board of Directors had decided to suspend declaring quarterly dividends on its common stock.

For the twelve months ended December 31, 2009, the Company’s return on average assets and return on average equity was negative primarily due to the high loan loss provisions and large deferred tax asset valuation allowance in fiscal year 2009.

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and other operating expenses.

Because of the ratio of rate sensitive assets to rate sensitive liabilities, the Bank’s profitability tends to benefit slightly in the short-term from a decreasing interest rate market and, conversely, profitability compresses in an increasing interest rate market. The management of Federal Funds rate by the Federal Reserve and other market interest rates have an impact on the Bank’s earnings such that changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Off-Balance Sheet Arrangements

Our interest rate swap contracts were designated and initially qualified as cash flow hedges. In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Although the Company manages other risks, for example, credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be a principal market risk. Other types of market risks, such as foreign currency exchange rate risk, do not arise in the normal course of the Company’s business activities. The majority of the Company’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available-for-sale, deposit liabilities, short-term borrowings and long-term debt. Interest rate risk occurs when assets and liabilities reprice at different amounts and times as interest rates change.

The Company manages interest rate risk through its Asset Liability Committee (ALCO) and/or Board of Directors. The ALCO and/or Board of Directors monitor exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long-term interest rate positions or exposure. Simulation analysis uses an income simulation approach to measure the estimated change in interest income and expense under rate shock conditions. The model considers the three major factors of (a) volume differences, (b) repricing differences and (c) timing in its income simulation. The model begins by entering data into appropriate repricing buckets based on the terms of the financial asset or liability, or internally supplied algorithms (or overridden by calibration). Next, each major asset and liability type is assigned a “multiplier” or beta to simulate how much that particular balance sheet category type will reprice when interest rates change. The model uses numerous asset and liability multipliers consisting of bank-specific or default multipliers. The remaining step is to simulate the timing effect of assets and liabilities by modeling a month-by-month simulation to estimate the change in interest income and expense over the next 12-month period. The results are then expressed as the change in pre-tax net interest income over a 12-month period for +1%, +2% and +3% shocks.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tamalpais Bancorp and Subsidiaries
San Rafael, California

We have audited the accompanying consolidated balance sheets of Tamalpais Bancorp and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tamalpais Bancorp and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $37,628,026 during the year ended December 31, 2009, and, as of that date, was rated by the FDIC as significantly undercapitalized under the regulatory capital guidelines. The Company also has a net deficit in Stockholders’ equity of $238,578. As described more fully in Notes 14, 25 and 26 to the financial statements, the Company entered into an Order to Cease and Desist (the “Order”) with the FDIC and the CDFI effective September 14, 2009. On February 25, 2010, the FDIC issued a Supervisory Prompt Corrective Action (the “Directive”) The Directive provides that the Bank must 1) raise additional capital to be adequately capitalized under Regulatory Guidelines or 2) accept an offer to be combined with another insured depository institution or be acquired by a depository institution holding company. The Company has not been successful in meeting these requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
April 15, 2010

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$14,186,881	$15,918,826
Federal funds sold	15,001,715	838
Total Cash and Cash Equivalents	29,188,596	15,919,664
Interest-bearing time deposits in other financial institutions	178,733	558,034
Investment securities:
Available-for-sale	50,951,388	56,415,727
Held-to-maturity, at cost	5,807,181	10,773,579
Federal Home Loan Bank restricted stock, at cost	8,652,000	8,652,000
Pacific Coast Banker’s Bank stock, at cost	50,000	50,000
Loans Held-for-Sale	59,985,443	—
Loans receivable	458,750,100	592,543,181
Less: Allowance for loan losses	(23,097,897)	(8,093,499)
Total Loans Receivable, net	435,652,203	584,449,682
Bank premises and equipment, net	3,322,794	3,935,230
Accrued interest receivable	3,205,232	3,861,854
Other real estate owned	3,587,468	417,000
Cash surrender value of bank-owned life insurance	11,194,845	10,828,936
Other assets	17,953,434	7,528,510
Total Assets	$629,729,317	$703,390,216

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$43,362,167	$33,259,929
Interest-bearing checking deposits	7,171,790	9,735,689
Money market and saving deposits	128,632,912	156,479,340
Certificates of deposit	308,050,249	260,826,102
Total Deposits	487,217,118	460,301,060
Federal Home Loan Bank Advances	119,085,000	183,085,000
Long term debt	6,185,614	6,000,000
Junior Subordinated Borrowings	13,403,000	13,403,000
Accrued interest payable and other liabilities	4,077,163	3,227,823
Total Liabilities	629,967,895	666,016,883

Commitments and Contingencies (Note 15)	—	—

Stockholders’ Equity

Common stock, no par value; 300,000,000 shares authorized; 3,823,634 shares issued and outstanding at December 31, 2009 and 2008, respectively	12,027,473	12,027,473
Additonal Paid-In-Capital	1,181,825	949,488
Retained earnings	(13,774,870)	24,082,473
Accumulated other comprehensive income	326,994	313,899
Total Stockholders’ Equity (Deficit)	(238,578)	37,373,333
Total Liabilities and Stockholders’ Equity	$629,729,317	$703,390,216

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Interest Income
Interest and fees on loans	$37,147,921	$40,052,345	$36,096,493
Interest on investment securities	2,744,977	2,680,668	2,450,353
Interest on Federal funds sold	46,016	110,668	161,022
Interest on other investments	24,913	298,165	293,064
Interest on deposits in other financial institutions	20,700	30,647	40,081
Total Interest Income	39,984,527	43,172,493	39,041,013
Interest Expense
Interest expense on deposits	9,129,615	11,987,917	15,797,174
Interest expense on borrowed funds	6,526,821	7,027,569	4,561,481
Interest expense on long term debt	287,826	212,803	—
Interest expense on Junior Subordinated Debentures	723,793	635,787	1,123,231
Total Interest Expense	16,668,055	19,864,076	21,481,886
Net Interest Income Before Provision For Loan Losses	23,316,472	23,308,417	17,559,127

Provision for Loan Losses	50,845,681	3,190,957	243,956
Net Interest (Loss) Income After Provision for Loan Losses	(27,529,209)	20,117,460	17,315,171

Noninterest Income
(Loss) Gain on sale of loans, net	(67,219)	182,489	584,748
Gain (Loss) on sale of securities, net	783,822	(5,780)	—
(Loss) on sale of other real estate owned, net	(474,308)	—	—
Loan servicing	166,982	182,093	179,422
Registered Investment Advisory Services fee income	540,448	599,537	601,429
Other income	1,211,498	1,228,544	1,180,409
Total Noninterest Income	2,161,223	2,186,883	2,546,008

Noninterest Expenses
Salaries and benefits	7,790,611	8,489,707	7,335,918
Occupancy	1,420,994	1,481,267	1,468,659
Advertising	547,168	307,868	369,291
Professional	2,321,692	674,067	738,090
Data processing	665,672	610,092	469,495
Equipment and depreciation	757,526	838,561	900,072
OREO operating expenses	1,014,215	2,295	—
Other administrative	5,070,375	2,685,851	2,083,693
Total Noninterest Expense	20,169,969	15,089,708	13,365,218

(Loss) Income Before Income Taxes	(45,537,955)	7,214,635	6,495,961
(Benefit) Provision for Income Taxes	(7,909,929)	2,385,901	2,286,847
Net (Loss) Income	$(37,628,026)	$4,828,734	$4,209,114
(Loss) Earnings Per Share
Basic	$(9.84)	$1.26	$1.07

Diluted	$(9.84)	$1.26	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

						Accumulated
			Additional			Other	Total
	Common Stock		Paid in	Comprehensive	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Income/(Loss)	Equity

Balance, January 1, 2007	3,960,852	$10,384,816	$381,993		$20,236,571	$(122,520)	$30,880,860

Stock options exercised	53,966	248,138	—	—	—	—	248,138
Redemption and retirement of stock	(196,216)	(2,455,627)	—	—	—	—	(2,455,627)
Cash Dividends			—	—	(559,710)	—	(559,710)
Cash paid in lieu of fractional shares of stock dividend	(318)		—	—	(1,162)	—	(1,162)
7% stock dividend declared on January 26, 2007		3,800,146			(3,800,146)		—
Share-based compensation expense	—	—	264,531	—	—	—	264,531
Excess tax benefits from share-based compensation	—	—	16,689	—	—	—	16,689
Comprehensive income
Net Income for the period	—	—	—	$4,209,114	4,209,114	—	4,209,114
Unrealized security holding gains (net of $219,803 tax expense)	—	—	—	329,704	—	329,704	329,704
Total Comprehensive Income				$4,538,818
Balance, December 31, 2007	3,818,284	$11,977,473	$663,213		$20,084,667	$207,184	$32,932,537

Stock options exercised	5,350	50,000	—	—	—	—	50,000
Cash Dividends			—	—	(830,928)	—	(830,928)
Share-based compensation expense compensation	—	—	286,275	—	—	—	286,275
Comprehensive income
Net Income for the period	—	—	—	$4,828,734	4,828,734	—	4,828,734
Unrealized gain/(loss) on cash flow hedge (net of $176,506 tax benefit)				$(264,759)		$(264,759)	(264,759)
Unrealized security holding gains (net of $222,831 tax expense)	—	—	—	371,474	—	371,474	371,474
Total Comprehensive Income				$4,935,449
Balance, December 31, 2008	3,823,634	$12,027,473	$949,488		$24,082,473	$313,899	$37,373,333

Stock options exercised	—	—	—	—	—	—	—
Cash Dividends			—	—	(229,418)	—	(229,418)
Share-based compensation expense	—	—	232,438	—	—	—	232,438
Comprehensive income
Net Loss for the period	—	—	—	$(37,628,026)	(37,628,026)	—	(37,628,026)
Unrealized gain/(loss) of 186,765 on cash flow hedge (net of $124,510 tax expense)				$186,765		$186,765	186,765
Unrealized security gain (net of $238,535 tax benefit)	—	—	—	$296,623	—	296,623	$296,623
Reclassification of (gains) on sale of securities (net of $313,529 tax benefit)	—	—	—	(470,293)	—	(470,293)	(470,293)
Total Comprehensive Income				$(37,614,931)
Balance, December 31, 2009	3,823,634	$12,027,473	$1,181,926		$(13,774,971)	$326,994	$(238,578)

The accompanying notes are an integral part of these consolidated financial statements.

TAMALPAIS BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Cash Flows From Operating Activities
Net (Loss)/Income	$(37,628,026)	$4,828,734	$4,209,114
Adjustments to Reconcile Net (Loss)/Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	759,655	848,592	908,862
Provision for loan losses	50,845,681	3,190,957	243,956
Change in deferred income taxes	2,048,000	(428,408)	(223,000)
Change in deferred costs, net of amortization	(580,391)	125,974	413,072
Change in loan servicing asset, net of amortization	44,518	57,894	(23,607)
Net amortization of premiums on investment securities	258,929	65,077	79,215
Share based compensation	232,438	286,275	264,531
FHLB stock dividends	—	(386,500)	(281,400)
Loss/(Gain) on Sale of Loans	67,219	(166,293)	(584,748)
Loans originated for Sale	—	(300,000)	(11,383,875)
Proceeds from Loan Sales	63,456,961	7,345,593	11,994,373
Loss on sale of premises and equipment	2,341	—	—
Write-down on fixed assets	11,020	—	—
Net (gain)/loss on of sale of investment securities	(783,822)	5,780	—
Loss/(Gain) on sale of other real estate owned	474,309	—	—
Write-down of OREO	1,014,215	—	—
Net change in bank owned life insurance	(365,909)	(441,562)	(387,374)
Decrease/(increase) in accrued interest receivable and other assets	(11,910,536)	(2,682,518)	(438,819)
Excess tax benefits from share-based compensation	—	—	(16,689)
Increase in accrued interest payable and other liabilities	1,160,613	492,817	81,489
Net Cash Provided By Operating Activities	69,107,215	12,842,412	4,855,100
Cash Flows From Investing Activities
Loans originated or purchased, net of repayments	(32,452,893)	(129,908,065)	(43,975,298)
Principal reduction in securities available-for-sale	14,491,109	7,947,509	5,719,268
Principal reduction in securities held-to-maturity	2,183,045	3,689,012	7,231,771
Purchase of investment securities available-for-sale	1,461,374	(29,417,111)	(19,316,939)
Proceeds from sales of other real estate owned	2,816,674	—	—
Net change in interest earning deposits	379,301	69,353	359,918
Purchase of Federal Home Loan Bank stock	—	(1,379,600)	(2,246,500)
Redemption of Federal Home Loan Bank stock	—	—	1,533,900
Proceeds from sales of investment securities available-for-sale	19,598,706	4,258,911	—
Purchases of investment securities available-for-sale	(27,027,270)	1,999,759	—
Purchase of bank owned life insurance	—	—	(10,000,000)
Proceeds from sales of premises and equipment	3,250	—	—
Purchase of property and equipment	(163,833)	(129,951)	(287,818)
Net Cash Used By Investing Activities	(18,710,537)	(142,870,183)	(60,981,698)
Cash Flows From Financing Activities
Net change in deposits	26,916,058	99,126,363	(8,629,987)
Net change in FHLB advances	(64,000,000)	36,577,500	60,256,723
Issuance of junior subordinated debentures	—	—	10,310,000
Redemption of junior subordinated debentures	—	—	(10,310,000)
Net change in long term debt	185,614	6,000,000	—
Dividends paid	(229,418)	(830,928)	(559,710)
Cash paid in lieu of fractional shares of stock dividend	—	—	(1,162)
Excess tax benefits from share-based compensation	—	—	16,689
Stock repurchases	—	—	(2,455,627)
Stock option exercise proceeds	—	50,000	248,138
Net Cash (Used)/Provided By Financing Activities	(37,127,746)	140,922,935	48,875,064

Net Increase/(Decrease) in Cash and Cash Equivalents	$13,268,932	$10,895,164	$(7,251,534)
Cash and Cash Equivalents, Beginning of Year	15,919,664	5,024,500	12,276,034
Cash and Cash Equivalents, End of Year	$29,188,596	$15,919,664	$5,024,500
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest paid	$16,552,996	$19,813,303	$16,320,856
Income taxes paid	$1,970,000	$3,342,389	$2,200,000
Transfer of loans held-for-investment to held-for-sale	$59,985,443	$6,840,592	$—
Transfer of loans to OREO	$8,468,399	$417,207	$—
Loans to facilitate	$388,000	$—	$—
Non-Cash Investing Activities

Net change in accumulated other comprehensive (loss)/income	$(13,095)	$106,715	$329,704

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Introductory Explanation

On October 28, 2008, the Board of Directors of Tamalpais Bancorp (the “Company”) elected to apply to the Board of Governors of the Federal Reserve System to become a bank holding company (“BHC”). On the same date, the Board of Directors of Tamalpais Bank (the “Bank”) elected to apply to the California Department of Financial Institutions (“CDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert the Bank’s charter from a California industrial bank to a California state commercial bank. On January 8, 2009, the Company received the written consent from a majority of its shareholders to amend its Articles of Incorporation to authorize a class of preferred stock.

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

Accordingly, as of January 30, 2009, the Bank was a commercial bank and the transaction by which the Company became a BHC was consummated as of that date.

NOTE 1: Regulatory Action

As we reported in our Form 8-K filed with the SEC on September 17, 2009, the Bank entered into a Stipulation and Consent (“Consent”) agreeing to the issuance of an Order to Cease and Desist (“Order”) by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Based upon our Consent, the FDIC and the CDFI jointly issued the Order on September 14, 2009.

The Order is a formal corrective action pursuant to which the Bank has agreed to address specific areas through the adoption and implementation of procedures, plans and policies designed to enhance the safety and soundness of the Bank. These affirmative actions include, among others, the implementation of a capital plan which specifies how the bank will attain and maintain a Tier I Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 12% by December 31, 2009, a contingency plan in the event that the Bank has not adequately complied with the capital requirements; have and retain qualified management of the Bank, assess management and staffing needs, qualifications and performance; maintain a fully funded allowance for loan losses; reduce commercial real estate loans; review, revise and adhere to the Bank’s loan policy, develop a liquidity funds management policy; not accept, renew or roll-over brokered deposits without obtaining regulatory approval; not pay cash dividends without regulatory approval; and furnish quarterly progress reports to the FDIC and CDFI regarding its compliance with the Order.

The Order specifies certain timeframes for meeting the requirements of the Order. The Bank has established a Board Oversight committee to monitor and coordinate compliance with the Order and such remedial measures are in process. The Order will remain in effect until modified or terminated by the FDIC and the CDFI.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

As we reported in our Form 8-K filed with the SEC on January 21, 2010, as previously disclosed, the Bank entered into the Order as described above with the FDIC and CDFI on September 14, 2009. As a result of the Order, the Company entered into an agreement with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) effective January 14, 2010 (the “Agreement”). The Agreement generally provides for the development and implementation of actions to ensure the Bank complies with the Order, and any other supervisory action taken by the Bank’s federal or state regulators. Among other things, the Agreement requires the Company to:

●
Not declare or pay any dividends without the prior written approval of the Federal Reserve and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Division Director”);

●
Not make any distribution of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve and the Division Director;

●	Not incur, increase, or guarantee any debt without the prior written approval of the Federal Reserve;
●	Submit a written capital plan to the Federal Reserve within 60 days of the Agreement;
●	Provide a written statement regarding cash flow projections for 2010 within 60 days of the Agreement and submit a cash flow projection for each calendar year thereafter;
●
Comply with notice and approval requirements under applicable law and regulations relating to the appointment of directors, senior executive officers as well as any change in the responsibilities of any senior executive officers; and,

●	Comply with the restrictions on indemnification and severance payments under applicable law and regulations.

The Agreement specifies certain timeframes for meeting the requirements of the Agreement. The Company has established an Oversight committee to monitor and coordinate compliance with the Agreement and such remedial measures are in process. The Agreement will remain in effect until modified or terminated by the Federal Reserve. The failure to comply with the terms of the Agreement could result in significant enforcement actions against the Company.

As we reported in our Form 8-K filed with the SEC on February 25, 2010, the Bank received a Supervisory Prompt Corrective Action Directive (the “Directive”) from the FDIC due to the Bank’s “significantly undercapitalized” status as of December 31, 2009, under regulatory capital guidelines. The Bank was already subject to many of the restrictions of the Directive and addressing these items before its receipt of the Directive.

The Directive provides that within 30 days of the effective date of the Directive (by March 21, 2010), the Bank must: (1) sell enough voting shares or obligations of the Bank so that Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. While no assurance can be given that it will be successful in its efforts to recapitalize the Bank, the Company has been, with the assistance of its investment banking firm, actively engaged in seeking additional capital from various sources.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The Directive also prohibits the Bank from: (1) paying interest on deposits in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter; (4) making any capital distributions or dividend payments to the Company or any affiliate of the Bank or the Company; and (5) establishing or acquiring a new branch and requires the Bank to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch. In addition, the Directive provides that the Bank may not pay any bonus to, or increase the compensation of, any director or officer of the Bank without the prior approval of the FDIC, and the Bank must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. Lastly the Bank may not enter into any material transaction, including any investment, expansion, acquisition, sale of assets or other similar transaction which would have a significant financial impact on the Bank without prior approval of the FDIC. The Bank was already substantially subject to each of these prohibitions prior to the issuance of the Directive, and since last year, key components of the Bank’s business strategy have included the reduction in its asset base and brokered deposits. Also see Notes 25 and 26 for further information.

NOTE 2: Summary of Significant Accounting Policies

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

Accounting Estimates

Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, as discussed below under “Allowance for Loan Losses and the valuation reserve for Deferred Tax Assets, as discussed under “Income Taxes.”

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold, money market mutual funds, and other investments with original maturities of less than 90 days, presenting insignificant risk of changes in value due to interest rate changes.

The Bank is required at times to maintain a reserve balance with the Federal Reserve Bank. At December 31, 2009 and 2008, the Bank met reserve balance requirements with vault cash and was not required to maintain reserve balances with the Federal Reserve Bank.

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

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums and discounts on purchased loans. The Bank’s decision to hold these loans for investment is based on the Bank’s intent and ability to hold the portfolio for the foreseeable future or until maturity or payoff.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

Loans Held-for-Sale

Loans held-for-sale are reported at the lower of cost or estimated “net realizable” value. Gains or losses on loan sales are recognized at the time of the sale and are determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Other Real Estate Owned

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less estimated selling costs is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for declines in value after acquisition. The allowance is established through a provision for losses on other real estate which is included in noninterest other administrative expenses. Subsequent gains or losses on sales or write downs resulting from further declines in fair value are recorded in other income or expense as incurred. There was $3,587,000 and $417,000 in other real estate owned at December 31, 2009 and 2008, respectively.

Investment in Affordable Housing

The Company is a limited partner in limited partnerships that invest in low-income housing projects that qualify for Federal and/or State income tax credits. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting.

Loan Sales and Servicing

Servicing rights are recognized separately when they are acquired through sale of loans. For sales of Small Business Administration (“SBA”) loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted “Accounting for Servicing of Financial Assets”, on January 1, 2007, for sales of SBA loans beginning in 2007. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on a valuation that calculates the present value of estimated future cash flows from the servicing assets. The valuation model uses assumptions that market participants would use in estimating cash flows from servicing assets, such as the cost to service, discount rates and prepayment speeds. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimate future net servicing income of the underlying loans.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Premises and Equipment

Furniture, equipment, and leasehold improvements are recorded at cost and depreciated by the straight-line method over the shorter of the estimated useful lives of the assets or lease terms. Furniture and fixtures are depreciated over five to eight years, and equipment is generally depreciated over three to ten years. Leasehold improvements are amortized over the terms of the leases or their estimated useful lives, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The Company accounts for income taxes in accordance with “Accounting for Income Taxes”, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. A valuation reserve is established for deferred tax assets for which realization is unlikely or doubtful. Interest and penalties are recognized as a component of income tax expense.

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

Off-Balance Sheet Financial Instruments

Our interest rate swap contracts were designated and initially qualified as cash flow hedges. In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Earnings/(Loss) Per Share

Basic Earnings (Loss) Per Share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings (Loss) Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. However, the Company realized a net loss for the year ended December 31, 2009 and the effects of any outstanding options and warrants would be anti-dilutive on earning per share.

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

Derivative Financial Instruments and Hedging Activities

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Current Accounting Pronouncements

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended December 31, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income and condition.

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

In April 2009, an accounting standard was issued that related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s statements of income and condition. See Note 23 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

This accounting standard also required several added quantitative disclosures in financial statements. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended March 31, 2009. As this accounting standard amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s statements of income and condition. See Note 24 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 815, “Derivatives and Hedging.”

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

Future Application of Accounting Pronouncements

In June 2009, an accounting standard was issued which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard will have no impact on the Company’s statements of income and condition.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

NOTE 3: Investment Securities

At December 31, 2009 and 2008, the investment securities portfolio was comprised of securities classified as available-for-sale and held–to-maturity resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment securities as of December 31, 2009, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - Agency guaranteed	$7,533,477	$148,456	$(1,150)	$7,680,783
U.S. Agency Securities	2,971,901	46,839	—	3,018,740
Municipal Securities	3,340,080	27,100	(26,475)	3,340,705
Collateralized Mortgage Obligations	36,452,209	466,740	(7,789)	36,911,160
Total Available-for-sale	$50,297,667	$689,135	$(35,414)	$50,951,388

All of the Collateral Mortgage Obligations are backed by Agency-guaranteed mortgage-backed securities or agency-guarantee loans.

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment securities as of December 31, 2009, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - Agency guaranteed	$5,807,181	$82,626	$(9,738)	$5,880,069

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

All of the Collateral Mortgage Obligations are backed by Agency-guaranteed mortgage-backed securities or agency-guarantee loans.

The amortized cost, unrealized gains and losses, and estimated fair value of the available-for-sale investment securities as of December 31, 2008, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - Agency guaranteed	$14,944,115	$369,234	$(114,624)	$15,198,725
U.S. Agency Securities	5,167,184	124,861	—	5,292,045
Municipal Securities	5,225,086	68,801	(38,362)	5,255,525
Collateralized Mortgage Obligations	30,176,960	495,877	(3,405)	30,669,432
Total Available-for-sale	$55,513,345	$1,058,773	$(156,391)	$56,415,727

The amortized cost, unrealized gains and losses, and estimated fair value of the held-to-maturity investment securities as of December 31, 2008, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - Agency guaranteed	$10,773,579	$15,041	$(290,127)	$10,498,493

The amortized cost and fair values of investment securities available–for-sale and held-to-maturity at December 31, 2009, by expected maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2009 and 2008, the Company did not hold any high-risk collateralized mortgage obligations that entail higher risks than standard mortgage-based securities.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

	For the year ended December 31, 2009
		Securities
		Amortized
	Maturity	Cost	Fair Value
Available-for-Sale
	1 year or less	$3,508,209	$3,631,657
	1 to 5 years	15,893,019	16,238,035
	5 to 10 years	28,911,244	29,084,405
	Over 10 years	1,985,195	1,997,291
		$50,297,667	$50,951,388

Held-to-maturity, at cost	1 year or less	$1,639,026	$1,653,212
	1 to 5 years	1,063,802	1,080,490
	5 to 10 years	1,486,299	1,512,922
	Over 10 years	1,618,054	1,633,445
		$5,807,181	$5,880,069

The Company held nine and twenty seven securities that were in an unrealized loss position and are summarized and classified according to the duration of the loss period for 2009 and 2008, respectively, as outlined below.

	December 31, 2009

	< 12 continuous months		> 12 continuous months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-Sale
Mortgage backed securities	$395,789	$(1,150)	$—	$—
Municipal Securities	1,359,992	(26,474)	—	—
Collateralized Mortgage Obligation	4,863,639	(7,789)	—	—
Total Available-for-Sale	$6,619,420	$(35,413)	$—	$—

	December 31, 2009
	< 12 continuous months		> 12 continuous months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Held-to-Maturity
Mortgage-Backed Securities	$—	$—	$1,151,806	$(9,738)

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. This temporary impairment is attributable to general changes in short-term and intermediate interest rates as measured by the U.S. Treasury yield curve. The ratings of the issuers were reviewed and no issuers were identified related to the ultimate repayment of principal as a result of credit concerns on these securities. Management has determined that no investment security is impaired due to credit quality and no investment security is other-than-temporarily impaired.

Proceeds from sales of investment securities available-for-sale during 2009, 2008 and 2007 were $19,598,706, $4,258,911 and $0, respectively. In 2009, 2008 and 2007, gross gains on those sales were $808,651, $11,840 and $0, respectively, and gross losses on those sales were $24,829, $17,620 and $0, respectively. Proceeds from principal reductions of mortgage-backed securities in 2009, 2008 and 2007 were $14,491,109, $7,947,509 and $12,951,039, respectively. Proceeds from principal reductions of held-to-maturity securities in 2009, 2008 and 2007 were $2,183,045, $3,689,012 and $0, respectively. Included in stockholders’ equity at December 31, 2009 and 2008 were $173,670 and $371,474 net unrealized gains (net of $115,780 and $222,831 estimated tax expense for 2009 and 2008, respectively).

The Bank is required at times to maintain a reserve balance with the Federal Reserve Bank. At December 31, 2009 and 2008, the Bank met reserve balance requirements with vault cash and was not required to maintain reserve balances with the Federal Reserve Bank.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 4: Loans and Allowance for Loan Losses

The majority of the Bank’s loan activity is with customers located in California, primarily in the Northern California region. The Bank’s loan portfolio is primarily real estate located in Northern California with approximately 94.0% of the loans secured by real estate.

Outstanding loans at December 31, consisted of the following:

	2009	2008

One-to-four family residential	$32,287,692	$33,695,013
Multifamily residential	122,891,068	171,135,977
Commercial real estate	281,409,810	322,860,535
Land	9,766,426	10,905,347
Construction real estate	33,666,750	31,076,822
Consumer loans	1,556,313	2,111,004
Commercial, non real estate	35,715,829	18,913,301
	517,293,888	590,697,999
Net deferred loan costs	1,441,655	1,845,182
	$518,735,543	$592,543,181

There were $59,985,443 in Loans Held-for-Sale at December 31, 2009 and none for the same period in 2008.

Net unamortized premiums on purchased loans amounted to $206,854 and $254,741 for 2009 and 2008, respectively.

The Bank also originates SBA loans only in the Bank’s market area. Depending on its current asset/liability strategy, the Bank may sell the guaranteed portion of the SBA loans to governmental agencies and institutional investors. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. At December 31, 2009 and 2008 the unpaid balance of SBA loans not sold totaled $69,111,606 and $75,142,440, respectively.

Nonaccruing loans totaled $43,358,523 $16,758,314, and $466,080 at December 31, 2009, 2008 and 2007 respectively. As of December 31, 2009, $43,358,523 loans on nonaccrual were classified as impaired. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased $2,920,561, $496,900, and $10,188 for the years ended 2009, 2008 and 2007, respectively. No additional funds are committed to be advanced in connection with impaired loans.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The following is a summary of information pertaining to impaired loans:

	2009	2008	2007

Impaired loans with a valuation allowance	$28,290,680	$—	$—
Impaired loans without a valuation allowance	15,067,843	16,758,314	466,080
Total impaired loans	$43,358,523	$16,758,314	$466,080
Valuation allowance related to impaired loans	$5,056,042	$—	$—

Average recorded investment in impaired loans	$31,296,109	$3,210,296	$729,355

Cash receipts applied to reduce principal balance	$469,781	$492,298	$—

Interest income recognized for cash payments	$69,052	$97,369	$—

At December 31, 2009 and 2008, the Bank had no loan past due 90 days or more in principal or interest and still accruing interest. The Bank had no loans classified as troubled debt restructuring for December 31, 2009 and 2008

A summary of activity in the allowance for loan losses is as:

	For the years ended December 31,
	2009	2008	2007
Balance, Beginning of Year	$8,093,499	$4,914,553	$4,671,596
Provision for loan losses	50,845,681	3,190,957	243,956
Charge Offs
Multifamily residential	(13,889,733)	—	—
Commercial real estate	(21,026,056)	—	—
Consumer Loans	(28,039)	(37,268)	(999)
One-to-four family residential	(93,954)	—	—
Construction	(807,336)	—	—
	(35,845,118)	(37,268)	(999)
Recoveries			—
Consumer loans	516	25,257	—
Multifamily residential	3,319	—	—
Commercial real estate		—	—
	3,835	25,257	—

Balance, End of Year	$23,097,897	$8,093,499	$4,914,553

NOTE 5: Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others were $28,697,052 and $27,206,436 at December 31, 2009 and 2008, respectively. Included in these amounts are SBA loans sold to governmental agencies and institutional investors. At December 31, 2009 and 2008, the unpaid principal balance of SBA loans serviced for others totaled $22,545,793 and $19,205,760, respectively.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Activity for SBA servicing rights, included with other assets on the balance sheet, that are measured at amortized cost and related valuation allowance, fair value and key assumptions used to estimate the fair value are as follows:

The following summarizes servicing assets capitalized and amortized:

	For the year ended December 31,
	2009	2008	2007

Carrying Amount at Beginning of Year	$215,744	$273,638	$250,031
Additions from SBA Loan Sales	—	4,457	84,234
Amortization	(44,518)	(62,351)	(60,627)
	171,226	215,744	273,638

Less Valuation Allowance	—	—	—
Carrying Amount at End of Year	$171,226	$215,744	$273,638

Fair Value, Beginning of Year	250,664	367,789	392,344
Fair Value, End of Year	252,380	250,664	367,789

Discount Rates	6.25% to 8.25%	6.25% to 8.25%	8.00% to 8.75%
Prepayment Speeds	12.00% to 16.00%	15.00% to 20.00%	15.00% to 20.00%

NOTE 6: Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Furniture and equipment	$2,658,341	$2,656,250
Leasehold improvements	5,483,259	5,466,739
	8,141,600	8,122,989
Less accumulated depreciation and amortization	4,818,806	4,198,779
Construction-in-progress	—	11,020
Total	$3,322,794	$3,935,230

Depreciation and amortization expense included in noninterest expense amounted to $759,654, $848,592 and $908,862 in 2009, 2008 and 2007, respectively.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 7: Investment in Affordable Housing

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

For 2009 and 2008, the Company funded $126,199 and $1,095,800, respectively, and the amortization expense was $351,907 and $318,595, respectively. The total funding since inception is $4,000,476. The Company has a commitment to fund as of December 31, 2009 and 2008 an additional $0 and $125,723, respectively, for the purposes of obtaining tax credits and for Community Reinvestment Act purposes. The investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax benefits expected to be received or to estimates of the net value the Bank could receive if the Bank sold these investments to investors in the secondary market for these types of CRA eligible tax credit investments. Tax credits received from the fund are accounted for in the period earned (the flow-through method) and are included in income as a reduction of income tax expense.

The partnership must meet regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

NOTE 8: Deposits

Following is a summary of deposits at December 31, 2009 and 2008:

	2009			2008
			Weighted			Weighted
		Deposit	Average		Deposit	Average
	Balance	Mix	Rate	Balance	Mix	Rate

Noninterest-bearing deposits	$43,362,167	8.9%	0.00%	$33,259,929	7.2%	0.00%
Interest-bearing checking deposits	7,171,790	1.5%	0.26%	9,735,689	2.1%	0.39%
Money Market and savings deposits	128,632,912	26.4%	1.17%	156,479,340	34.1%	1.79%
Certificates of deposit over $100,000	83,360,987	17.1%	2.36%	128,182,646	27.8%	2.19%
Certificates of deposit < $100,000	224,689,262	46.1%	2.41%	132,643,456	28.8%	3.39%
Total deposits	$487,217,118	100.0%	1.83%	$460,301,060	100.0%	2.20%

Interest expense on time certificates of deposits greater than $100,000 was $3,910,202, $4,744,376 and $4,673,578 for 2009, 2008 and 2007, respectively.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

At December 31, 2008, the scheduled maturities of total time deposits are as follows:

Year Ending
December 31,	Total
2010	$202,080,235
2011	84,046,376
2012	17,577,899
2013	2,265,293
2014	2,080,445
$308,050,249

Brokered deposits, totaled $91,960,360 and $84,784,013 at December 31, 2009 and 2008, respectively, and are included as a component of certificates of deposit and money market savings.

NOTE 9: Borrowings

Total Federal Home Loan Bank (“FHLB”) borrowings were $119,085,000 and $183,085,000 at December 31, 2009 and 2008. The following table summarizes the borrowings:

December 31,	Weighted Average Rate	Balance
2010	3.73%	$44,090,000
2011	3.87%	45,995,000
2012	3.74%	16,000,000
2013	3.74%	13,000,000
	3.79%	$119,085,000

The maximum amount outstanding at any month end for FHLB borrowings was $181,085,000 and $183,085,000 during 2009 and 2008, respectively.

The Bank maintains collateralized lines of credit with the FHLB. The Bank pledges both loans and investment securities to FHLB as needed to secure borrowings. Loans with a principal balance of $356,076,805 have been pledged to secure advances of $119,085,000 and investment securities with a borrowing capacity of $6,352,925. Advances have a fixed rate of interest and bear interest at a weighted-average rate of 3.79% percent and range in maturity from one business day to four years. At December 31, 2009 and 2008, the Bank had unused borrowing capacity with the FHLB of $35,237,867 and $94,699,711, respectively. The Bank also has available unused unsecured lines of credit totaling $0 and $20.0 million, respectively, for Federal Funds transactions at December 31, 2009 and 2008.

During the second quarter of 2006, the Company issued a 30-year, $3,093,000 variable rate junior subordinated debenture. The security matures on September 1, 2036 but is callable after September 1, 2011. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 175 basis points. As of December 31, 2009, the interest rate was 2.01%. The debenture is subordinated to the claims of depositors and other creditors of the Company.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

During the third quarter of 2007, the Company issued a 30-year, $10,310,000 variable rate junior subordinated debenture. The security matures on December 1, 2037 but is callable on December 1, 2012. The interest rate on the debenture is paid quarterly at the three-month LIBOR plus 144 basis points. As of December 31, 2009, the interest rate was 1.70%. The debenture is subordinated to the claims of depositors and other creditors of the Company.

In light of the continuing challenging economic conditions, on July 9, 2009, the Company’s Board of Directors has elected, pursuant to the terms of the respective indentures, to defer distributions on its $13.4 million of outstanding junior subordinated debentures. The Company may defer interest for up to five years without triggering an event of default, pursuant to the indentures. Total interest expense attributable to the junior subordinated debentures during 2009 versus the same period for 2008 was $724,000 and $636,000, respectively.

On March 28, 2008, the Company obtained a $5 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on March 28, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.50% of the loan amount. An initial disbursement of $3 million was received on March 31, 2008. The Company received the $2 million in additional disbursements in the second quarter of 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $3 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of December 31, 2009, the floating interest rate on the $5 million credit facility that the Company obtained on March 28, 2008 was equal to three-month LIBOR plus 5.25%, which includes a default rate premium of 5.00% added to the base margin over LIBOR due to the Company’s default on certain loan covenants as explained further below.

On June 26, 2008, the Company obtained a $1 million credit facility from Pacific Coast Bankers’ Bank. The credit facility bears floating interest rate based on the three-month LIBOR and will mature on June 26, 2018. The interest rate resets quarterly. The Company paid a loan fee of 0.75% of the loan amount. The $1 million was disbursed on June 26, 2008. The facility is a non-revolving line of credit for the first twelve months with quarterly interest only payments. After the first twelve months the facility converts to a nine-year amortizing loan with quarterly principal and interest payments. The facility cannot be paid down below $1 million during the first twelve months and can be prepaid without penalty after the first twelve months. As of December 31, 2009, the floating interest rate on the $1 million credit facility was equal to three-month LIBOR plus 6.00%, which includes a default rate premium of 5.00% added to the base margin over LIBOR due to the Company’s default on certain loan covenants as explained further below.

On July 9, 2009, the Company entered into a First Amendment and Waiver Agreement with Pacific Coast Bankers’ Bank with respect to these two credit facilities (the “Amendment”). Pacific Coast Bankers’ Bank agreed to a temporary and limited waiver of the Company’s failure to comply with the debt service coverage ratio covenant during the three month periods ended March 31, 2009 and June 30, 2009. The Amendment also revised the agreements with respect to the two credit facilities by adding additional negative covenants that set maximum limits on the amount of nonperforming assets and a minimum amount of the allowance for loan losses. In addition, pursuant to the Amendment, the Company agreed to establish a reserve account in the amount of $775,000 on or before August 31, 2009. The Company agreed to make a principal reduction payment equal to $2,000,000 by no later than November 30, 2009. The Company has also agreed that it will reduce the outstanding principal amount of the loans with a portion of proceeds in the event of certain capital raising transactions.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

On September 3, 2009 the Bank received notice from Pacific Coast Bankers’ Bank that one or more events of default have occurred under the two business loan agreements dated March 28, 2008 and as of June 26, 2008. The Company has not yet established a Reserve Account with Pacific Coast Bankers’ Bank, nor has the Company paid the $2,000,000 principal reduction payment and, accordingly, is in default under the Agreements. Additionally, the Holding Company accrued but didn’t make its quarterly interest and principal payment due to Pacific Coast Bankers’ Bank as of December 31, 2009 due to insufficient liquidity. On September 3, 2009 the Bank received notice from Pacific Coast Bankers’ Bank that one or more events of default have occurred under the two business loan agreements dated March 28, 2008 and as of June 26, 2008.

Pacific Coast Bankers’ Bank informed the Company that it may, in its discretion, choose to delay exercise of the Pacific Coast Bankers’ Bank remedies or to exercise fewer than all of the remedies that are available to it, and that any such action or inaction on Pacific Coast Bankers’ Bank part does not constitute a waiver of any of the Pacific Coast Bankers’ Bank’s rights under law or under the loan documents. The Agreements are not obligations of the Bank and the Bank. However, nonpayment of the Pacific Coast Bankers’ Bank obligations by the Company has resulted in a default by the Bank on its borrowing agreement with the FHLB under a cross-default provision in that agreement. As a result of this default, FHLB has the option to, among other things, declare the $119.1 million principal amount of advances outstanding under the advances and security agreement immediately due and payable or foreclose on the securities and loans pledged as collateral securing the advances.

Total interest expense attributable to the long term debt for 2009 and 2008 was $288,000 and $213,000, respectively.

The Company is dependent upon the payment of cash dividends from its subsidiary, the Bank, to service its commitments. As a result of the Order described in this report, the Bank is unable to declare and pay dividends to the Company. The Company is evaluating other measures to enhance liquidity in order for it to be able to service its commitments.

On September 28, 2009, the Company and a member of the Board of Directors executed an agreement whereby the Company received $500,000 in exchange for an unsecured promissory note that accrues interest at 0.75% per annum over its three year term and a warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share over its five year term.

NOTE 10: Benefit Plans

Salary Continuation Plan

The Salary Continuation Plan was established in 2002 for a key employee to provide incentive for the employee to continue the employee’s current capacity. The Plan is intended to be an unfunded deferred compensation plan for a select group of management or highly compensated employees. In 2003, an additional employee was added to the Plan. The benefit under this plan for the two key employees would be equal to payments of $100,000 each per year for a period of 15 years. The first payout commenced on January 1, 2005 and continues until January 1, 2020 and the second payout commences on January 1, 2015, or upon retirement if later until January 1, 2030. The Bank has determined for 2009 and 2008 the net present value of both obligations to be $1,623,453 and $1,669,675, respectively, and the accrued pension payable was $1,233,363 and $1,210,291, respectively, assuming a discount rate of seven percent. The Bank has recorded a current year expense of $69,575 for 2009 and $75,900 for 2008 and 2007, respectively.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
401(k) Savings Plan

The Company has a 401(k) tax deferred savings plan which commenced on January 1996 and is available to all employees. Under the plan, all eligible employees may elect to defer a percentage of their annual salary, subject to limitations imposed by federal tax law. The Company matches the employee deferrals at a rate set by the Board of Directors. Employees become eligible to participate in the plan after 90 days of employment with the Company and matching contributions vest immediately. The Company contributed $182,415, $181,151 and $182,465 to the plan in 2009, 2008 and 2007, respectively and are included in “salaries and benefits”.

NOTE 11: Bank Owned Life Insurance

In April 2007, the Bank purchased life insurance policies on the lives of certain officers of the Bank ($11,194,845 cash surrender value at December 31, 2009) related to certain employee benefit programs. The investment in the Bank owned life insurance (“BOLI”) policies are reported in “other assets” at the cash surrender value of the policies. The cash surrender value includes both the Bank’s original premiums invested in the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $365,909 and $441,562 was recognized on the life insurance policies during 2009 and 2008, respectively, and is reported in “other non-interest income.”

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

    The estimated fair values of the Company’s financial instruments were as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$29,188,596	$29,188,596	$15,919,664	$15,919,664
Investment securities	56,758,569	57,202,411	67,189,306	66,914,220
Interest-bearing deposits in other financial institutions	178,733	178,733	558,034	558,034
Federal Home Loan Bank restricted stock	8,652,000	8,652,000	8,652,000	8,652,000
Pacific Coast Banker’s Bank stock	50,000	50,000	50,000	50,000
Loans net	495,637,646	507,694,000	584,449,682	619,231,000
Bank Owned Life Insurance	11,194,845	11,194,845	10,828,936	10,828,936
Accrued interest receivable	3,205,232	3,205,232	3,861,854	3,861,854

Financial liabilities:
Deposits	487,217,118	483,035,684	460,301,060	470,525,000
Federal Home Loan Advances	119,085,000	123,466,959	183,085,000	189,518,000
Long Term Debt	6,185,614	618,561	6,000,000	6,000,000
Junior subordinated debentures	13,403,000	1,340,300	13,403,000	13,403,000
Accrued interest payable	272,347	272,347	116,043	116,043

	Notional	Cost to Cede	Notional	Cost to Cede
	Amount	or Assume	Amount	or Assume
Off-Balance Sheet Instruments
Commitments to extend credit	$50,546,000	$505,460	$74,915,000	$749,150

    The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Cash and Cash Equivalents: Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these investments.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

•	Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

•	Bank Owned Life Insurance: The fair value of bank owned life insurance is based on the estimated realizable market value of the underlying investments and insurance reserves.

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

•
Borrowings: The fair values of the Company’s long term borrowings at December 31, 2009, are estimates of the amounts that the creditors could receive from third parties in a sale of the creditors’ extensions of credit to the Company. Due to the financial condition of the Company and the disruption of the capital markets for new subordinated debt, rates for incremental borrowings for similar types of borrowing arrangements are not available at December 31, 2009. Therefore, the Company used 10% of carrying value. The fair values of the Company’s long term borrowings at December 31, 2008, were estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Accrued Interest Payable: The carrying amount of accrued interest payable approximates fair value.

•
Off-balance Sheet Instruments: Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 13: Income Taxes

The current and deferred components of the income tax provision / (benefit) for each of the three years ended December 31, are as follows:

	2009	2008	2007
Provision for income taxes / (benefit)
Federal
Current	$(9,960,241)	$3,098,566	$2,147,842
Deferred	1,543,435	(1,113,497)	(164,247)
Subtotal Federal	(8,416,806)	1,985,069	1,983,595
State
Current	2,400	765,334	362,005
Deferred	504,477	(364,503)	(58,753)
Subtotal State	506,877	400,831	303,252
Total	$(7,909,929)	$2,385,901	$2,286,847

The effective tax rate of the Company for 2009, 2008 and 2007 differs from the current Federal statutory income tax rate as follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$(15,483,000)	34.0	$2,453,000	34.0	$2,209,000	34.0

State franchise taxes, net of Federal income tax benefit	(3,440,000)	7.6	248,000	3.4	226,000	3.5
Deferred tax asset valuation reserve	11,231,000	(24.7)	—	—	—	—
Other, net	(217,929)	0.5	(315,100)	(4.3)	(148,153)	(2.2)
	$(7,909,929)	17.4	$2,385,901	33.1	$2,286,847	35.3

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The following table shows the tax effects of the Company’s cumulative temporary differences as of December 31:

	2009	2008
Deferred Tax Assets	(In Thousands)
Reserve for loan losses	$9,506	$3,331
State NOL carryforward	2,240	—
Accruals	762	648
OREO expenses/charges	508	1
Other	77	449
Total Deferred Tax Assets	13,093	4,429

Valuation Allowance	(11,231)	—
Deferred Tax Liabilities
Fixed assets	461	440
Deferred loan costs and fees	250	684
FHLB stock dividends	516	509
Investment securities valuation (available-for-sale)	218	209
Prepaid expenses	137	250
Total Deferred Tax Liabilities	1,582	2,092
Net Deferred Tax Assets	$280	$2,337

The Company had a federal taxable loss of $28.6 million in 2009, all of which will be carried back and applied against federal taxable income for the years 2004 to 2008. Total federal taxes to be recovered from the carry back of the 2009 federal net operating loss and low income housing credits is estimated to be $10.0 million. At December 31, 2009, we had $0 federal operating loss carry forwards and state operating loss carry forwards of approximately $30.3 million, which will expire at various dates beginning in 2010 thru 2019.

At December 31, 2009, $11.5 million of deferred tax assets remained after application of the federal net operating loss carry backs; $11.2 million of the deferred tax assets are dependent on future years’ taxable income and available tax strategies. A fiscal year 2009 loss position and continued near-term losses represent significant negative evidence that caused us to conclude that a valuation allowance for deferred tax assets was necessary. A valuation allowance for deferred tax assets is deemed appropriate due to the significant doubt that the value of certain of those tax assets will be realized in the future. Accordingly, we established a valuation allowance as of December 31, 2009 for $11.2 million of deferred tax assets for which realization is solely dependent on future years’ taxable income.

The Company is subject to federal income tax and income tax of the state of California. The federal income tax returns for the years ended December 31, 2009. 2008 and 2007 are open to audit by the federal authorities and the California state tax returns for the years ended December 31, 2009, 2008, 2007 and 2006 are open to audit by state authorities.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

In 2008, the Company had a Franchise Tax Board (“FTB”) enterprise zone audit for fiscal years 2004 and 2005. The Company had to pay $101,530 and $115,505 in taxes owed for 2004 and 2005, respectively, as a result of this audit. The amounts paid were fully accrued in the income tax expense. The FTB will be conducting another enterprise zone audit for fiscal years 2006 and 2007 in 2010.

NOTE 14: Regulatory Capital Requirements

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

As discussed in this Report, on September 14, 2009, the Bank entered into the Consent agreeing to the issuance of the Order with the FDIC and CDFI. Among other things, the Order requires the Bank to:

●
Present a written capital plan to the FDIC and the Department within 60 days of the Order by which the Bank would achieve and thereafter maintain a Tier I Capital Ratio of not less than 9% and a Total Risk-Based Capital Ratio of not less than 12% by December 31, 2009. The capital plan must include a contingency plan in the event that the Bank has not adequately complied with the capital requirements. The contingency plan must include provisions for the sale or merger of the Bank; and,

●	Not pay cash dividends to the Company without the prior written consent of the FDIC and the CDFI.

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Furthermore, as discussed in this Report, on February 19, 2010, the Bank received a Supervisory Prompt Corrective Action Directive from the FDIC. Among other things, the Directive requires the Bank to:

●
Within 30 days of the effective date of the Directive (by March 21, 2010), the Bank must: (1) sell enough voting shares or obligations of the Bank so that the Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. While no assurance can be given that it will be successful in its efforts to recapitalize the Bank, the Company has been, with the assistance of its investment banking firm, actively engaged in seeking additional capital from various sources.

Failure to meet the above minimum requirements pursuant to the Directive, actions by regulators that, if undertaken, could have a material effect on the Company’s business which could include the appointment of a conservator or receiver of the Bank.

As of December 31, 2009, the Bank’s total risk-based capital ratio was 4.9% and Tier I capital ratio was 2.7%, which did not meet the 10.00% and 5.00% levels, respectively, specified in the definition of “well capitalized” under the regulatory framework for prompt corrective action. The Bank’s total risk-based capital ratio of 4.9% and Tier I capital ratio of 2.7% were below the 12.00% and 9.00% levels for total risk-based capital and Tier I capital, respectively, that the Bank is required to achieve by December 31, 2009 pursuant to the Order. Since the Bank is no longer deemed to be well capitalized it must comply with interest rate limitations on the solicitation of retail and wholesale deposits and cannot accept brokered deposits.

The Company’s total risk-based capital ratio and Tier I capital ratio as of December 31, 2009 was (0.1)%, respectively, which did not meet the 10.00% and 5.00%, respectively, levels specified in the definition of “well capitalized” under the regulatory capital framework.

The Bank’s and the Company’s capital adequacy ratios are presented in the following table. The capital ratios have been computed in accordance with regulatory accounting guidelines. As of December 31, 2008, the Company was not a bank holding company and, therefore, not subject to the FRB’s capital requirements, but was a bank holding company as of December 31, 2009.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Capital Ratios for the Bank:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2009:
Total capital to risk-weighted assets	$25,146	4.9%	$41,308	8.0%	$51,634	10.0%
Tier 1 capital to risk-weighted assets	18,482	3.6%	20,650	4.0%	30,975	6.0%
Tier 1 capital to average assets	18,482	2.7%	27,080	4.0%	33,850	5.0%

As of December 31, 2008:

Total capital to risk-weighted assets	$62,968	10.5%	$48,159	8.0%	$60,199	10.0%
Tier 1 capital to risk-weighted assets	55,423	9.2%	24,229	4.0%	36,343	6.0%
Tier 1 capital to average assets	55,423	8.1%	27,471	4.0%	34,339	5.0%

Capital Ratios for the Company:

			For Capital
	Actual Capital		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2009:

Total capital to risk-weighted assets	$(566)	-0.1%	$41,348	8.0%
Tier 1 capital to risk-weighted assets	(566)	-0.1%	20,673	4.0%
Tier 1 capital to average assets	(566)	-0.1%	27,062	4.0%

In light of the capital requirements specified in the Order and the Directive, as presented above, the Bank and the Company have developed a formal plan to improve their respective capital positions. Potential actions and strategies to meet the capital requirements include actively managing assets and liabilities to a smaller base, controlling operating expenses when possible and retaining earnings, if any, as an internal source of capital. The Company has also suspended making quarterly dividends on its common stock and has deferred distributions on the Company’s $13.0 million of outstanding trust preferred securities to preserve the Company’s core capital and liquidity positions. The Company does not anticipate paying dividends on its common stock until its capital position improves significantly. In addition, the Board of Directors is also evaluating other alternative strategies, and has engaged a financial advisor, including raising capital. The Bank and Company have developed a formal plan and are implementing strategies designed to achieve compliance with the capital requirements specified in the Order and Directive, there is no guarantee that the plan and strategies will be successful or sufficient. If the Bank or Company does not achieve compliance with its capital requirements, we may be subject to additional regulatory actions in the future as described above.

As of December 31, 2008, the Bank had declared and paid cash dividends to the Company of $1,282,000. California State Banking Law restricts the payment of dividends. Generally, payment of dividends by the Bank is also limited under FDIC regulations. The amount that can be paid in any calendar year without prior approval of the Department of Financial Institutions cannot exceed the lesser of net profits (as defined) for the last three fiscal years less the amount of any distributions made during that three year period, or retained earnings. Under these restrictions, the Bank was able to declare dividends for the years ended December 31, 2008.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 15: Commitments and Contingencies

The Bank has entered into twelve operating leases with nonaffiliates for office and branch space which expire through the year 2017. Monthly payments under these seven leases total $74,979 with some leases having scheduled annual adjustments and other leases having annual adjustments based on the Consumer Price Index.

Future minimum rent payments, net of sublease income, under the non-cancelable operating leases are as follows:

Year Ending December 31,
2010	$821,948
2011	777,239
2012	670,469
2013	560,190
2014	165,680
Thereafter	371,571
$3,367,097

The above information is given for existing lease commitments and is not a forecast of future rental expense. Rental expenses included in occupancy expense for the years ended December 31, 2009, 2008 and 2007 were $969,596, $982,389 and $902,219, respectively.

The Bank entered into sublease arrangements for portions of the leased space. Rental payments received for the years ended December 31, 2009, 2008 and 2007 were $93,813, $97,759 and $89,754.

As permitted or required under California law and to the maximum extent allowable under that law, the Company has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has director and officer insurance policies that mitigate the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is minimal.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 16: Concentration of Credit Risk

The majority of the Bank’s loan activity is with customers located in California, primarily in the counties of Marin, San Francisco, Alameda and Sonoma. Although the Bank has a diversified loan portfolio, a large portion of its loans are for commercial property, and 94.0% of the Bank’s loans are secured by real estate. Additionally, the hospitality industry represents 15.5% of the loan portfolio.

The Bank’s loan portfolio presents significant geographic concentration as follows: San Francisco, 17.3%, Marin County, 15.3%, Alameda, 13.0%, Sonoma County, 12.4%, Contra Costa County, 6.6%, San Mateo 6.8%, Santa Clara, 4.1%, Sacramento, 3.7% and Other, 20.8%.

NOTE 17: Stock Options

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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

A summary of activity for the Company’s options as of December 31, 2009, 2008 and 2007 is presented below.

	December 31, 2009
		Weighted	Total	Average Remaining
	Number of	average	Intrinsic Value	Contractual Term
	Shares	Exercise Price	(in thousands)	(in years)

Options outstanding, beginning of period	509,792	$12.09	—	—
Granted	—	$6.00	—	—
Cancelled/forfeited	(103,124)	$11.89	—	—
Exercised	—	$—	—	—
Options outstanding, end of year	406,668	$12.14	$—	6.37
Exercisable (vested), end of period	235,400	$12.06	$—	5.33

	December 31, 2008
		Weighted	Total	Average Remaining
	Number of	average	Intrinsic Value	Contractual Term
	Shares	Exercise Price	(in thousands)	(in years)

Options outstanding, beginning of period	410,339	$12.26	—	—
Granted	185,750	$11.74	—	—
Cancelled/forfeited	(80,947)	$12.42	—	—
Exercised	(5,350)	$9.35	$12	—
Options outstanding, end of year	509,792	$12.09	$1,845	7.28
Exercisable (vested), end of period	221,899	$11.77	$732	5.66

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

	December 31, 2007
		Weighted	Total	Average Remaining
	Number of	average	Intrinsic Value	Contractual Term
	Shares	Exercise Price	(in thousands)	(in years)

Options outstanding, beginning of period	510,734	$11.36	—	—
Granted	80,000	$13.44	—	—
Cancelled/forfeited	(126,429)	$12.66	—	—
Exercised	(53,966)	$4.57	$351	—
Options outstanding, end of year	410,339	$12.26	$488	7.22
Exercisable (vested), end of period	211,392	$11.52	$95	6.43

NOTE 18: Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions to account for share-based compensation using the modified prospective transition method and, therefore, has not restated results for prior periods. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimate.

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

The Company determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock. No stock options were granted in 2009, but there were 12,500 warrants issued in 2009.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

		As of
	2008	December 31, 2007
Risk-free interest rate	3.42%	4.66%
Expected dividend yield	1.50%	1.40%
Expected life in years	7	7
Expected price volatility	24.24%	25.61%

The weighted average grant date fair value of options granted for 2009, 2008 and 2007 was $3.70, $4.21 and $4.53, respectively. As of December 31, 2009, 2008 and 2007 there was $912,822, $1,186,985 and $1,067,006, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements and the weighted average period over which the cost is expected to be recognized is 2.50, 3.25 and 2.92 years, respectively.

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

NOTE 19: Shareholder’s Equity

Beginning in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement with a corresponding increase in additional paid-in-capital. See Note 17 and 18 for further information on accounting for stock options and share-based payments.

Cash dividends paid to shareholders are recorded as a reduction to retained earnings. The Company declared dividends of $0.06 per share in January 2009 and November 2008, up from $0.05 per share in January 2008 and $0.055 per share in May and August 2008. On July 13, 2009, the Company announced that the Board of Directors had decided to suspend declaring quarterly dividends on its common stock.

NOTE 20: Earnings/(Loss) Per Share (EPS)

Earnings (loss) per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common shares outstanding. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings. However, the Company realized a net loss for the year ended 2009 and the effects of any outstanding options and warrants would be anti-dilutive to loss per share amounts.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The following table reconciles the numerator and denominator of the Basic and Diluted earnings (loss) per share computations:

	As of December 31,
	2009	2008	2007
Net (Loss)/Income as Reported	$(37,628,027)	$4,828,734	$4,209,114
Weighted average shares:
Basic weighted average number of common shares outstanding	3,823,634	3,820,535	3,950,541
Dilutive effect of stock options	4,065	17,569	1,177
Diluted weighted average number of common shares outstanding	3,827,699	3,838,104	3,951,718

Net (loss) income per common share:
Basic	$(9.84)	$1.26	$1.07
Diluted	$(9.83)	$1.26	$1.07

NOTE 21: Transactions with Related Parties

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

An analysis of the activity with respect to related party loans during 2009 and 2008 are as follows.

	2009	2008

Outstanding Balance, beginning of the year	$2,020,000	$2,020,000
Credit granted, including renewals	670,000	—
Repayments	(1,249,750)	—
Outstanding Balance, end of year	$1,440,250	$2,020,000

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. At December 31, 2009 and 2008, the Bank held deposits from related parties of $822,573 and $549,770, respectively.

On September 28, 2009, the Company and a member of the Board of Directors executed an agreement whereby the Company received $500,000 in exchange for an unsecured promissory note that accrues interest at 0.75% per annum over its three year term and a warrant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share over its five year term. In fiscal year 2009, the Company accrued $1,000 of interest expense related to this transaction.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 22: Financial Instruments with Off-Balance Sheet Risk

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

As of December 31, 2009, the Company has no outstanding standby Letters of Credit, approximately $22,484,000 in commitments to fund commercial real estate, construction, and land development loans, $3,840,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $24,222,000 in other unused commitments. As of December 31, 2008, the Company has no outstanding standby Letters of Credit, approximately $51,726,000 in commitments to fund commercial real estate, construction, and land development loans, $9,071,000 in commitments to fund revolving, open ended lines secured by 1-4 family residential properties, and $14,118,000 in other unused commitments.

The Bank has set aside an allowance for losses in the amount of $329,000 and $70,601 as of December 31, 2009 and 2008, respectively, for these commitments, which is recorded in “accrued interest payable and other liabilities.”

NOTE 23: Fair Value Measurement

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

●
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

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

●
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

●
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

There are some bond market sectors and sub-sectors where no third-party service provides what we’ve determined to be acceptably accurate evaluation pricing. Furthermore, there are many fixed income securities which are simply not priced by a third-party vendor (i.e., many local non-rated municipals and other obscure, narrowly traded debt). In such cases, we use a matrix pricing provided through a joint effort of our third party’s trading desk, fixed income research and information technology personnel.

We validate the accuracy of the prices provided by the third party vendor by comparing these prices to prices obtained through our subsidiary, TWA. We thus have the ability to adjust prices received from our third party provider, although to-date we have not done so.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2009. Recurring assets are initially measured at fair value and are required to be re-measured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be re-measured at fair value after initial recognition in the financial statements at some time during the reporting period.

		Fair Value Measurements
		at December 31, 2009 Using

		Quoted Prices in Active	Significant Other	Significant Unobservable
		Markets for Idential Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets and liabilities measured on a recurring basis:

Available-for-sale securities	$50,951,388	$—	$50,951,388	$—
Loans Held-for-Sale	59,985,443		59,985,443
Derivative financial liabilities	287,467		287,467
	$111,224,298	$—	$111,224,298	$—

Assets and liabilities measured on a non recurring basis:

Impaired loans	$43,358,523	$—	$43,053,149	$—
Other real estate owned	3,587,468	—	3,587,468	—
	$46,945,991	$—	$46,640,617	$—

		Fair Value Measurements
		at December 31, 2008 Using

		Quoted Prices in Active	Significant Other	Significant Unobservable
		Markets for Idential Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets and liabilities measured on a recurring basis:

Available-for-sale securities	$56,415,727	$—	$56,415,727	$—
Derivative financial liabilities	449,889		449,889
	$56,865,616	$—	$56,865,616	$—

Assets and liabilities measured on a non recurring basis:

Impaired loans	$16,758,314	$—	$16,758,314	$—
Other real estate owned	417,207	—	417,207	—
	$17,175,521	$—	$17,175,521	$—

The following method was used to estimate the fair value of each class of financial instrument above:

Securities – Fair values for available-for-sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

Loans Held-for-Sale – Loans classified as Held-for-Sale are measured at their estimated net selling value, which is based on the prices of similar loans that were recently sold, by the Bank, if any, or the estimated selling prices of loans in the secondary loan market obtained from sources and the loan brokers.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Impaired loans – A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as non-recurring Level 3. At December 31, 2009, substantially all of the Company’s impaired loans not classified as Held-for-Sale were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal or the market data available to Management.

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

NOTE 24: Derivative Financial Instruments and Hedging Activities

In March 2008, new derivative and hedging disclosures became applicable to the Company which explains the Company’s exposure to certain risk relating to its ongoing business operations. The primary risks managed by using derivative instruments are market risk and interest rate risk. In October 2008, the Bank entered into an interest rate swap contract with a notional amount of $13.0 million to hedge the interest rate associated with the $13.4 million of the variable rate junior subordinated debentures. The interest rate swap held by the Bank is scheduled to mature in December 2013. The Bank entered into an interest-rate swap agreement with a counterparty bank. The swap was designated as cash flow hedges that was reported at fair value measured on a recurring basis. The purpose of entering into the interest rate swap was to hedge the interest cash flow of the Company’s variable-rate liability though December 2013, thus reducing the volatility in the Company’s earnings.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The structure of the swap is as follows. The Company enters into a swap with a counterparty bank to allow the Company to pass on the interest-rate risk associated with the Trust Preferred Securities. The net effect of the transaction allows the consolidated Company to pay interest on the Trust Preferred Securities at a variable rate based on three month LIBOR plus a spread while the consolidated Company recognizes the financial effect of a long term fixed rate liability. The change in the market value of the swap is recorded as a component of other comprehensive income. Because the re-pricing characteristics of the interest rate swap closely match the re-pricing of the Trust Preferred Securities there was an immaterial amount of ineffectiveness that was recorded on the Company’s results of operation through June 2009. As explained below, the swap became ineffective as a cash flow hedge in the third quarter 2009 due to deferral of interest on the Company’s Trust Preferred Securities.

The fair value of this interest rate swap contract amounted to a payable of approximately $287,467 and $450,000 at December 31, 2009 and December 31, 2008, respectively, and was reported in other liabilities on the consolidated balance sheet. The interest expense was $390,649 and $8,624 for the year ended December 31, 2009 and 2008.

As of December 31, 2009, the $211,000 third quarter reclassification from other comprehensive income to non interest expense was partially offset by a $92,430 gain in the fourth quarter of 2009 for an $118,570 year-to-date net unrealized loss on the interest rate swap. The reclassification was required because the swap became ineffective as a cash flow hedge due to the deferral of interest on the Company’s trust preferred securities which became effective September 1, 2009.

NOTE 25: Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through April 15, 2010, the date the financial statements were issued and the following subsequent events occurred requiring disclosure.

As previously disclosed, the Bank entered into an Order to Cease and Desist (the “Order”) with the FDIC and CDFI effective September 14, 2009. As a result of the Order, the Company entered into an agreement with the Federal Reserve Bank of San Francisco effective January 14, 2010 (the “Agreement”). The Agreement provides for the development and implementation of actions to ensure the Bank complies with the Order, and any supervisory action taken by the Bank’s federal or state regulators. Among other things, the Agreement requires the Company to:

●
Not declare or pay any dividends without the prior written approval of the Federal Reserve and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Division Director”);

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

●
Not make any distribution of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve and the Division Director;

●	Not incur, increase, or guarantee any debt without the prior written approval of the Federal Reserve;
●	Submit a written capital plan to the Federal Reserve within 60 days of the Agreement;
●	Provide a written statement regarding cash flow projections for 2010 within 60 days of the Agreement and submit a cash flow projection for each calendar year thereafter;
●
Comply with notice and approval requirements under applicable law and regulations relating to the appointment of directors, senior executive officers as well as any change in the responsibilities of any senior executive officers; and,

●	Comply with the restrictions on indemnification and severance payments under applicable law and regulations.

The Agreement specifies certain timeframes for meeting the requirements of the Agreement. The Company has established an Oversight committee to monitor and coordinate compliance with the Agreement and such remedial measures are in process. The Agreement will remain in effect until modified or terminated by the Federal Reserve. The failure to comply with the terms of the Agreement could result in significant enforcement actions against the Company.

On January 29, 2010, TWA entered into an agreement with CSI Capital Management (“CSI”) whereby the staff of TWA will be absorbed by CSI and its clients will be referred to the San Francisco-based firm. Under terms of the agreement, the Company will share the revenues from the clients referred to CSI for a period of five years.

As we reported in our Form 8-K filed with the SEC on February 25, 2010, the Bank received a Supervisory Prompt Corrective Action Directive (the “Directive”) from the FDIC due to the Bank’s “significantly undercapitalized” status as of December 31, 2009 under regulatory capital guidelines. The Bank was already subject to many of the restrictions of the Directive and addressing these items before its receipt of the Directive.

The Directive provides that within 30 days of the effective date of the Directive (by March 21, 2010), the Bank must: (1) sell enough voting shares or obligations of the Bank so that Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. While no assurance can be given that it will be successful in its efforts to recapitalize the Bank, the Company has been, with the assistance of its investment banking firm, actively engaged in seeking additional capital from various sources.

The Directive also prohibits the Bank from: (1) paying interest on deposits in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter; (4) making any capital distributions or dividend payments to the Company or any affiliate of the Bank or the Company; and (5) establishing or acquiring a new branch and requires the Bank to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch. In addition, the Directive provides that the Bank may not pay any bonus to, or increase the compensation of, any director or officer of the Bank without the prior approval of the FDIC, and the Bank must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. Lastly the Bank may not enter into any material transaction, including any investment, expansion, acquisition, sale of assets or other similar transaction which would have a significant financial impact on the Bank without prior approval of the FDIC. The Bank has already substantially subject to each of these prohibitions prior to the issuance of the Directive, and since last year, key components of the Bank’s business strategy have included the reduction in its asset base and brokered deposits.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

On March 12, 2010, the Company received a letter from the Nasdaq Stock Market (“NASDAQ”) notifying the Company that it no longer meets NASDAQ’s continued listing requirement under Listing Rule 5550(a)(2) (the “Bid Price Rule”) because the bid price for its common stock has closed below $1.00 per share for 30 consecutive business days.

The notification does not result in the immediate delisting of the Company’s common shares from the NASDAQ Capital Market because, pursuant to Listing Rule 5810(c)(3)(A), the company has 180 days, until September 8, 2010, to regain compliance with the Bid Price Rule. If, prior to September 8, 2010, the bid price of the Company’s common stock closes at $1.00 per share, or higher, for at least 10 consecutive business days, NASDAQ will notify the Company that the matter will be closed.

If compliance with the Bid Price Rule cannot be established prior to September 8, 2010, the Company’s common stock will be subject to delisting from the NASDAQ Capital Market. The Company may, however, be eligible for an additional 180-day grace period if it satisfies the initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market. The Company is evaluating its options following receipt of the notification and intends to take appropriate actions in order to retain the listing of its common stock on the NASDAQ Stock Market.

There were $59,985,443 in Loans held-for-sale at December 31, 2009, and none for the same period in 2008. There were $2,498,130, $1,219,382 and $12,021,000 carrying value of loans Held-for-Sale at December 31, 2009, that were sold in January, February and March 2010, respectively. Additionally, there were $3,264,458 principal balance of loans not classified as held-for-sale at December 31, 2009, that were sold in March 2010. The first quarter of 2010 sales of the loans classified as held-for-sale and the sale of the other loans resulted in a net pre-tax gain on sale of $722,923.

In March 2010, the FDIC notified the Bank that it would not approve the request to sell $45.0 million principal balance of performing loans that were classified as held-for-sale at December 31, 2009.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 26: Going Concern

The conditions and events discussed in this report cast significant doubt on our ability to continue as a going concern. We have determined that significant additional sources of liquidity and capital will be required for us to continue operations through 2010 and beyond. We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that we will be able to arrange for sufficient liquidity or to raise additional capital in time to satisfy regulatory requirements and meet our obligations as they come due. In addition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further action, including assumption of control of the Bank, to protect the interests of depositors insured by the FDIC. Finally, there can be no assurance that our correspondent bank will not declare us in default or that the exploration of strategic alternatives will result in an infusion of sufficient additional capital.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of our inability to repay the outstanding principal balance of our debt or from any extraordinary regulatory action, either of which would affect our ability to continue as a going concern.

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 27: Condensed Financial Information of Tamalpais Bancorp (Parent Company)

 Balance Sheets

	2009	2008	2007
Assets
Cash and cash equivalents	$285,857	$148,878	$111,166
Investment in subsidiary	19,710,187	56,165,232	45,781,157
Investment in nonconsolidated subsidiary	—	407,632	408,961
Prepaids and other assets	184,722	235,891	144,280
Total Assets	$20,180,766	$56,957,633	$46,445,564

Liabilities
Junior subordinated debentures	13,403,000	13,403,000	13,403,000
Other long term debt	6,185,614	6,000,000	—
Accrued interest payable and other liabilities	830,730	181,300	110,027
Total Liabilities	20,419,344	19,584,300	13,513,027

Stockholders’ Equity
Common stock	13,209,298	12,976,962	8,840,540
Retained earnings	(13,774,870)	24,082,472	23,884,813
Accumulated other comprehensive income	326,994	313,899	207,184
Total Stockholders’ Equity	(238,578)	37,373,333	32,932,537
Total Liabilities and Stockholders’ Equity	$20,180,766	$56,957,633	$46,445,564

Statements of Income

Equity in undistributed income of subsidiaries	$(36,284,225)	$5,854,101	$5,471,496
Other income	—	18,837	41,130
Interest expense on junior subordinated debentures	(333,144)	(635,787)	(1,123,231)
Interest expense on long term debt	(287,826)	(210,282)	—
Other expenses	(1,530,425)	(933,135)	(1,095,434)

Income Before Income Taxes	(38,435,620)	4,093,734	3,293,961

Income Tax Benefit	807,594	735,000	915,153

Net Income	$(37,628,026)	$4,828,734	$4,209,114

TAMALPAIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Statements of Cash Flows

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$(37,628,026)	$4,828,734	$4,209,114
Adjustments to reconcile net income to net cash provided/(used) by operating activities:

Equity in undistributed income of Subsidiaries	36,284,225	(5,854,101)	(5,471,496)
Share-based compensation	32,797	73,517	114,545
Net change in assets and liabilities	896,704	472,311	628,354

Net cash used by operating activities	(414,300)	(479,539)	(519,483)

Cash Flows from Investing Activities
Capital contributions to Subsidiaries	(318,547)	(5,983,821)	(345,990)

Net cash used by investing activities	(318,547)	(5,983,821)	(345,990)

Cash Flows from Financing Activities
Repurchase of Stock	—	—	(2,455,627)
Issuance of junior subordinated debentures	—	—	—
Issuance of debt	500,000	6,000,000	—
Dividends received from Bank	897,000	1,282,000	3,745,000
Cash dividends paid to shareholders	(229,418)	(830,928)	(560,872)
Stock options exercised	—	50,000	248,138

Net cash provided by financing activities	1,167,582	6,501,072	976,639

Net (Decrease)/Increase in Cash and Cash Equivalents	434,735	37,712	111,166
Cash and Cash Equivalents, Beginning of Year	(148,878)	111,166	—
Cash and Cash Equivalents, End of Year	$285,857	$148,878	$111,166

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$242,579	$597,062	$1,049,121
Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$13,094	$106,715	$329,704

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

(b) Management’s Report on Internal Control Over Financial Reporting

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time and controls may become inadequate, and the degree of compliance with the policies and procedures may deteriorate, over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

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

(b) Changes in Internal Controls Over Financial Reporting

For the year ended December 31, 2009, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure or financial reporting controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

ITEM 9A (T) – CONTROLS AND PROCEDURES

See “Management’s Report on Internal Control Over Financial Reporting” in this Annual Report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Nominees for Director”, “Executive Officers Who Are Not Directors” and “Executive Compensation – Compliance with Section 16(a) of the Securities Exchange Act of 1934,” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 11 – EXECUTIVE COMPENSATION

The information in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Registrant’s Proxy Statement for the 2010 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of the Common Stock” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Transactions” in the Registrant’s Proxy Statement for the 2010 Annual Meeting which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Selection of Independent Auditors” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

See Index to Exhibits of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

1.1	Solicitor’s Agreement between CSI Capital Management and Tamalpais Wealth Advisors

3.1	Articles of Incorporation of Bancorp (1)

3.2	Bylaws of the Bancorp (9)

3.3	Amendment and Restated Bylaws of the Bancorp (7)

3.4	Amendment to Articles of Incorporation (12)

4.1	Amended and Restated Trust Agreement (8)

4.2	Trust Preferred Securities Guarantee Agreement (1)

4.3	Floating Rate Junior Subordinated Deferrable Interest Debenture of Tamalpais Bancorp (1)

4.4	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (1)

4.5	Form of Common Security Certificate of San Rafael Trust II (2)

4.6	Amended and Restated Trust Agreement (6)

4.7	Trust Preferred Securities Guarantee Agreement (6)

4.8	Floating Rate Junior Subordinated Deferrable Interest Debenture of Tamalpais Bancorp (6)

4.9	Form of Certificate Evidencing Capital Securities of San Rafael Trust II (6)

4.10	Form of Common Security Certificate of San Rafael Trust II (6)

4.11	Amended and Restated Trust Agreement dated 7-25-07 (9)

4.12	Trust Preferred Securities Guarantee Agreement dated 7-25-07 (9)

4.13	Floating Rate Junior Subordinated Deferrable Interest Debenture of Tamalpais Bancorp dated 7-25-07 (9)

4.14	Form of Certificate Evidencing Capital Securities of San Rafael Trust III dated 7-25-07 (9)

4.15	Form of Common Security Certificate of San Rafael Trust III dated 7-25-07 (9)

5.1	Indemnification Agreements with respective Directors and Officers

10.1	Tamalpais Bancorp 2006 Employee Stock Option and Stock Appreciation Rights Plan (3) *

10.2	Salary Continuation Plan for Mark Garwood (1)*

10.3	Tamalpais Bank Defined Contribution Plan; Tamalpais Bank Defined Contribution Trust; EGTRRA Amendment for 401(k) Plans; Defined Contribution Plan Amendment (1) *

10.4	Tamalpais Bancorp 2003 Non-Employee Directors Stock Option Plan and Agreement (2)*

10.5	Agreement signed on July 19, 2005 between TWA and Kit M. Cole (4)

10.7	Tiburon lease agreement between Tamalpais Bank and Main Street Properties (3)

10.8	Las Gallinas lease agreement between Tamalpais Bank and Citibank (4)

10.9	Tamalpais Bancorp 2006 Employee Stock Option and Stock Appreciation Plan (5)

10.10	Bank-Owned Life Insurance (BOLI) Program (8)

10.11	Agreement with Pacific Coast Bankers Bank, as amended (10)

10.12	Amendment to Mark Garwood’s SERP Agreement (11)

10.13	Approval of Executive Severance Plan

10.14	Order to Cease and Desist with Federal Deposit Insurance Corporation and California Department of Financial Institution (13)

10.15	Note and Warrant Purchase Agreement

10.16	Agreement with Federal Reserve Bank of San Francisco (14)

10.17	Supervisory Prompt Corrective Action Directive from Federal Deposit Insurance Corporation (15)

11	Earnings Per Share (See Note 20 to Consolidated Financial Statements of this report)

14	Code of Ethics

21	Subsidiaries of Tamalpais Bancorp

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(5)	Attached as Exhibit 10.1 to Registration Statement No. 333-135143 filed by Tamalpais Bancorp with the SEC at Incorporation by reference.

(6)	Attached as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, respectively to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2006 filed by Tamalpais Bancorp with Securities and Exchange Commission.

(7)	Attached as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and June 30, 2009 filed by Tamalpais Bancorp with the Securities and Exchange Commission.

(8)	Attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed by Tamalpais Bancorp with the Securities and Exchange Commission.

(9)
Attached as Exhibits 3.2, 4.1, 4.2, 4.3, 4.4 and 4.5, respectively, to the Quarterly Report on Form 10-Q for Quarter ended June 30, 2007 filed by Tamalpais Bancorp with Securities and Exchange Commission.

(10)
Attached as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, September 30, 2008, June 30, 2009 and September 30, 2009 filed by Tamalpais Bancorp with the Securities and Exchange Commission

(11)	Attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed by Tamalpais Bancorp with the Securities and Exchange Commission

(12)	Attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed by Tamalpais Bancorp with the Securities and Exchange Commission

(13)	Attached as Exhibit 10.1 and 10.2 to the Form 8-K filed by Tamalpais Bancorp on September 17, 2009 with the Securities and Exchange Commission.

(14)	Attached as Exhibit 10.1 to the Form 8-K filed by Tamalpais Bancorp on January 21, 2010 with the Securities and Exchange Commission.

(15)	Attached as Exhibit 99.1 to the Form 8-K filed by Tamalpais Bancorp on February 25, 2010 with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of Section 13 of the Securities Exchange Act of 1934, Tamalpais Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tamalpais Bancorp:

By:	/s/ MARK GARWOOD	By:	/s/ KARRY K. BRYAN
	Chief Executive Officer		Interim Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
	April 15, 2010		April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Members of Tamalpais Bancorp’s Board of Directors:

Signature	Title	Date

/s/ CAROLYN B. HORAN	Director and Chairman of the Board	April 15, 2010
Carolyn B. Horan

/s/ RICHARD E. SMITH	Director	April 15, 2010
Richard E. Smith

/s/ EVELYN S. DILSAVER	Director	April 15, 2010
Evelyn S. Dilsaver

/s/ ALLAN G. BORTEL	Director	April 15, 2010
Allan G. Bortel

/s/ PAUL DAVID SCHAEFFER	Director	April 15, 2010
Paul David Schaeffer

/s/ MARK GARWOOD	Director and Chief Executive Officer	April 15, 2010
Mark Garwood	(Principal Executive Officer)

/s/ LARRY E. ROSENBERGER	Director	April 15, 2010
Larry Rosenberger

/s/ LYNNE E. CRAWFORD	Director	April 15, 2010
Lynne E. Crawford